Form 10-Q
period 2014-03-31
Marika Inc.
filed 2014-06-02
CIK 1583648

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 2, 2014
Common Stock: $0.001	5,000,000

3 | Page

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2014

ASSETS	March 31, 2014 (Unaudited)	June 30, 2013 (Audited)
Current Assets
Cash and cash equivalents	$ 196	$ 5,200

Total Current Assets	$ 196	$ 5,200
Total Assets	$ 196	$ 5,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 2,500	$ 0
Loan from director	2,474	474

Total Liabilities	4,974	474

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000
Additional paid in capital	0	0
Deficit accumulated during the development stage	(9,778)	(274)
Total Stockholders’ Equity/(Deficit)	(4,778)	4,726

Total Liabilities and Stockholders’ Equity	$ 196	$ 5,200

See accompanying notes to financial statements.

4 | Page

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2014	Nine months ended March 31, 2014	For the period from May 24, 2013 (Inception) to March 31, 2014

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Operating Expenses	18	66	66
Professional Fees	1,526	9,438	9,438

TOTAL OPERATING EXPENSES	1,544	9,504	9,504

NET LOSS FROM OPERATIONS	(1,544)	(9,504)	(9,504)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (1,544)	$ (9,504)	$ (9,504)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,000,000	5,000,000	5,000,000

See accompanying notes to financial statements.

5 | Page

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2014	Nine months ended March 31, 2014	For the period from May 24, 2013 (Inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (1,544)	$ (9,504)	$ (9,504)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	1,250	2,500	2,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(294)	(7,004)	(7,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5,000
Loans from director	400	2,000	2,200
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	400	2,000	7,200

NET INCREASE IN CASH	106	5,004	196
Cash, beginning of period	90	5,200	0
Cash, end of period	$ 196	$ 196	$ 196

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

6 | Page

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2014

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of March 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

NOTE 3 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues therefrom.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending June 30, 2013 and the three month period ending March 31, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $196 of cash as of March 31, 2014 and $ 5,200 as of June 30, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

7 | Page

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Accounting Standards Codification 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to Accounting Standards Codification 740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years for the.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2014.

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

NOTE 4 – LOANS FROM DIRECTOR

In May 2013, director loaned $274 to incorporate the Company and $200 to open bank account.  In December 2013, director loaned $1,600 for business operations.  On January 22, 2014, director loaned $ 400 towards expenses for the company.  The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $2,474 as of March 31, 2014.

8 | Page

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On September 28, 2013, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

There were 5,000,000 shares of common stock issued and outstanding as of March 31, 2014.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between March 31, 2014 and the date the financial statements were issued, May 2, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

9 | Page

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

Three and Nine Months Periods Ended March 31, 2014

Our net loss for the three and nine months periods ended March 31, 2014 were $1,544 and $9,504. During the three and nine months periods ended March 31, 2014 we did not generate any revenue.

During the three and nine months period ended March 31, 2014, our operating expenses were of $18 and 66, and professional fees of $1,526 and $9,438. The weighted average number of shares outstanding was 5,000,000 for the three and nine months period ending March 31, 2014.

Liquidity and Capital Resources

Three Months Period Ended March 31, 2014

As at March 31, 2014, our total assets were $196 compared to $5,200 in total assets at June 30, 2013. Total assets were comprised of cash and cash equivalents only. As at March 31, 2014, our current liabilities were $4,974 compared to $474 at June 30, 2013. Stockholders’ equity was $ (4,778) as of March 31, 2014 compared to equity of $4,726 as of June 30, 2013.

10 | Page

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended March 31, 2014, net cash flows used in operating activities was $294.  For the nine months period ended March 31, 2014, net cash flows used in operating activities was $7,004.  For the period from inception (May 24, 2013) to March 31, 2014, net cash flows from operating activities was $7,004.

Cash Flows from Investing Activities

For the three and nine month periods ended March 31, 2014, the Company has not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For three and nine months periods ended March 31, 2014, cash flows for financing activities were $400 and $2,000. For the period from inception (May 24, 2013) to March 31, 2014, net cash provided by financing activities was $7,200 received from proceeds from issuance of common stock and director loan.

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

Going Concern

The independent auditors' review report accompanying our March 31, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial

11 | Page

statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

12 | Page

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

Marika Inc.
Dated: June 2, 2014	By: /s/ Aleksandrs Sviks
Aleksandrs Sviks, President and Chief Executive Officer and Chief Financial Officer

13 | Page