Form 10-K
period 2014-06-30
Marika Inc.
filed 2014-09-12
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-190728

MARIKA INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7389 (Primary Standard Industrial Classification Number)	EIN 30-0784346 (IRS Employer Identification Number)

2360 Corporate Circle Suite 400, Henderson NV

89074-7722

     (702) 425-4332

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of September 12, 2014, the registrant had 6,100,000 shares of common stock issued and outstanding.

No market value has been computed based upon the fact that no active trading market has been established as of September 12, 2014.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

We were incorporated in the state of Nevada on May 24, 2013. Marika Inc. We are going to be an Errand and Concierge service online marketplace.

We will connects people in need of performing small tasks they unable to do with our agents able to perform those services. Customers can post their work need to be performed at our web site and our agents will submit bids for the completion of the work.

Customers will benefit from placing their work on our marketplace by having their jobs done at cost-efficient price. Agents will benefit by constant source of part-time to full-time work opportunities, eliminating expense and time of advertising.   Our US mailing address is located at  2360 Corporate Circle, Suite 400, Henderson NV 89074. Our phone number is (702) 425 4332. We are a development stage company and have not earned any revenue.  It is likely that we will not be able to achieve profitability and will have to cease operations due to the lack of funding.

Because we were not able to raise sufficient capital to execute our business plan, we are now engaged in discussions with third parties regarding alternative directions for the Company that could enhance shareholder value.  As of the date of filing this Annual Report on Form 10-K, we have not entered into any definitive agreement to change our direction.  The description of our business below assumes that we will continue with our business as originally planned.  However, as noted above, we are in discussions that could lead to another direction for the Company.

 Our services

An  errand  or  concierge  service  is a  business which acts the role of a personal assistant running errands for people who either do not have the time or would rather pay someone else to do them.

Today  an  errand  service  may  offer  services  such  as  payment  of  utility  bills,  locating  quality entertainment, picking up dry cleaning, grocery shopping, returning library books/videos, taking the car to the mechanic, party and event planning and all the other routine tasks that a person simply can't achieve in a day.

A guideline list of services offered by the errand services is as follows:

Personal Shopping, Pet Service, House Sitting, Meal Delivery, Post Mail Service, Dry cleaning pick-up/delivery, Senior care, Modified house sitting, Banking, Floral Delivery, Search for tickets to concerts and special events, Transportation Services such as Airport Services, Business Referral Service Restaurant Recommendations and Reservations  Travel and Vacation Planning Meeting and Event Planning

How it will work

In order to post job that need to be performed customers will have to create account. Our web site will have easy account sign up. Then customers will have to post their job. He/ she has to describe the task.(what kind of task  need to be done, when, where, desired price). As soon as customer submit the task on our website our agents will review the task and if agent accepted the bid, agent will start to work on task. Once customer is satisfied he/she will pay securely trough our website. We are going to retain 20 % commission fee from customers payment to agent for using our website services. To become our agent we will ask to create agents account and email us resume and two references.  We will review persons background and if approved agent will have right to bid on customers tasks via our website.

Marketing and Advertising Our Services

We intend to rely on our sole officer and director, Aleksandrs Sviks to market and advertise our services and products. Our goal is to create a customer base. We will try to recruit customers via email marketing, with social media, and other marketing. In order to motivate people to subscribe for Daily Deal we will create special subscription campaigns including these elements:

•

use business profiles on social media to promote subscriptions;

•

offer credits for signing up and inviting friends.

Our website will allow the Customers to refer our services.  Services will be referred through e-mail, Facebook and Twitter.  User will get Referral Bonus for successful referrals redeemable in their next task on company website.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of June 30, 2014, no shares of our common stock have traded.

Number of Holders

As of June 30, 2014, the 6,100,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2013 and 2014.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JUNE 30, 2014 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2013.

Our net loss for the fiscal year ended June 30, 2014 was $15,712 compared to a net loss of $274 during the period from May 24, 2013 (Inception) ended June 30, 2013. During fiscal years ended June 30, 2014 and 2013, the Company has not generated any revenue.

During the fiscal year ended June 30, 2014, we incurred operating expenses of $525 and professional fees of $15,187 compared to operating expenses of $274 incurred during the period from May 24, 2013 (Inception) ended June 30, 2013.

Expenses incurred during the fiscal year ended June 30, 2014 compared to fiscal year ended June 30, 2013 increased primarily due to the increased scale and scope of business operations.  Operating expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JUNE 30, 2014 and 2013

As of June 30, 2014, our total assets were $11,138 and our total liabilities were $1,124 comprised of notes payable to related parties.

As of June 30, 2013, our total assets were $5,200 comprised of cash and cash equivalents. Stockholders’ equity increased from $4,726 as of June 30, 2013 to $10,014 as of June 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. Net cash flows used in operating activities was $15,712 for the period ended June 30, 2014, $274 for the period ended June 30, 2013 and $ 15,986 from inception on May 24, 2014 to June 30, 2014.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended June 30, 2014, net cash from financing activities was $21,000 consisting of proceeds received from issuances of common stock.  For the year ended June 30, 2013, net cash from financing activities was $5,474 consisting of $5,000 from issuance of common shares and $474 from director loans.  For the period from inception on May 24, 2013 to June 30, 2014, net cash provided by financing activities was $26,474 consisting of $26,000 of proceeds received from issuances of common stock and $474 from director loans.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2014 and June 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

MARIKA INC.

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

10

Balance Sheets as of June 30, 2014 and 2013

11

Statements of Operations for the Years Ended June 30, 2014 and 2013 for the period from

            12

May 24, 2013 (Inception) to June 30, 2014

Statements of Cash Flows for the Years Ended June 30, 2014 and 2013 and from                                                     13

May 24, 2013 (Inception) to June 30, 2014

Notes to the Financial Statements

14

HARRIS & GILLESPIE CPA’S, PLLC

CERTIFIED PUBLIC ACCOUNTANT’S

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Marika Inc.

We have audited the accompanying balance sheet of Marika Inc. (A Development Stage Company) as of June 30, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended, and for the period from May 24, 2013 (inception) to June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marika Inc. (A Development Stage Company) as of June 30, 2014 and 2013 and the results of its operations and cash flows for the periods then ended and for the period from May 24, 2013 (inception) through June 30, 2014 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ HARRIS & GILLESPIE CPA’S, PLLC

Seattle, Washington

August 19, 2014

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

ASSETS	June 30, 2014	June 30, 2013
Current Assets
Cash and cash equivalents	$ 11,138	$ 5,200

Total Current Assets	$ 11,138	$ 5,200
Total Assets	$ 11,138	$ 5,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 650	$ -
Loan from director	474	474

Total Liabilities	1,124	474

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,100,000 and 5,000,000 shares issued and outstanding at June 30, 2014 and June 30, 2013, respectively.	6,100	5,000
Additional paid in capital	19,900	0
Deficit accumulated during the development stage	(15,986)	(274)
Total Stockholders’ Equity/(Deficit)	10,014	4,726

Total Liabilities and Stockholders’ Equity	$ 11,138	$ 5,200

See accompanying notes to financial statements.

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	June 30, 2014	June 30, 2013	For the period from May 24, 2013 (Inception) to June 30, 2014

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Operating Expenses	525	274	799
Professional Fees	15,187	-	15,187

TOTAL OPERATING EXPENSES	15,712	274	15,986

NET LOSS FROM OPERATIONS	(15,712)	(274)	(15,986)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (15,712)	$ (274)	$ (15,986)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,100,000	5,000,000	5,000,000

See accompanying notes to financial statements.

MARIKA INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 4, 2013 (INCEPTION) TO JUNE 30, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Inception, May 24, 2013	-	$ -	$ -	$ -	$ -

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss for the year ended June 30, 2013	-	-	-	(274)	(274)

Balance, June 30, 2013	5,000,000	$ 5,000	$ -	$ (274)	$ 4,726

Shares issued for cash at $0.02 per share	1,100,000	1,100	19,900	-	21,000

Net loss for the year ended June 30, 2013	-	-	-	(15,712)	(15,712)

Balance, June 30, 2013	6,100,000	$ 6,100	$ 19,900	$ (15,986)	$ 10,014

See accompanying notes to financial statements.

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	June 30, 2014	June 30, 2013	For the period from May 24, 2013 (Inception) to June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (15,712)	$ (274)	$ (15,986)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	650	0	650
CASH FLOWS USED IN OPERATING ACTIVITIES	(15,062)	(274)	(15,336)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	21,000	5,000	26,000
Loans from director	-	474	474
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	21,000	5,474	26,474

NET INCREASE IN CASH	5,938	5,200	11,138
Cash, beginning of period	5,200	0	-
Cash, end of period	$ 11,138	$ 5,200	$ 11,138

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2014

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of June 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending June 30, 2013 and the year ending June 30, 2014.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $11,138 of cash as of June 30, 2014 and $ 5,200 as of June 30, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2014.

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

The balance due to the director was $474 as of June 30, 2014.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On September 28, 2013, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

As of June 30, 2014, the Company issued 1,100,000 shares of common stock for cash proceeds of $21,000 at $0.02 per share.

There were 6,100,000 shares of common stock issued and outstanding as of June 30, 2014.

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

NOTE 7– INCOME TAXES

As of June 30, 2014, the Company had net operating loss carry forwards of approximately $15,986 that may be available to reduce future years’ taxable income in varying amounts through 2031.   Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	June 30, 2014	June 30, 2013
Federal income tax benefit attributable to:
Current Operations	$ 5,435	$ 93
Less: valuation allowance	(5,435)	(93)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2014	June 30, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,435	$ 93
Less: valuation allowance	(5,435)	(93)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $15,986 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events through the date in which the financials were ready to be issued as of 8/26/2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of June 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at June 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Aleksandrs Sviks 2360 Corporate Circle, Suite 400 Henderson NV 89074	39	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

Aleksandrs Sviks has acted as sole officer and director since our incorporation on May 24, 2013. Aleksandrs Sviks finished Business School “Nimfa” (Riga) in 2001. From 2001 to 2005 our president worked as Project manager at Nells, Latvia.  Aleksandrs Sviks’s responsibility was controlling the quality of production company buying.

From January 2005 till present Aleksandrs Sviks is owner of www.discover.lv

Discover.lv is an Internet shop selling variety of foods to Internet shoppers.  Mr. Sviks has created this company and organized business from the very beginning of this company.

Our director was selected based on an experience in industry.

Our president will be devoting approximately 50% of his business time to our operations. Once we expand operations, and are able to attract more merchants and customers, Aleksandrs Sviks has agreed to commit more time as required. Because Aleksandrs Sviks will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to him. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a cessation of operations.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Treasurer and a sole director, Aleksandrs Sviks  who currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President and all other executive officers (collectively, the “Named Executive Officers”) from inception on May 24, 2013 until June 30, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Aleksandrs Sviks	2013	0	0	0	0	0	0	0	0
President	2014	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of June 30, 2014, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Aleksandrs Sviks 2360 Corporate Circle Suite 400, Henderson NV 89074-7722	5,000,000 shares of common stock (director)	84%

The percent of class is based on 6,100,000shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended June 30, 2014, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended June 30 2014, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the interim periods in the year ended June 30, 2014.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIKA INC.
Dated: September 12, 2014	By: /s/ Aleksandrs Sviks
Aleksandrs Sviks , President and Chief Executive Officer and Chief Financial Officer