Form 10-Q
period 2014-09-30
Marika Inc.
filed 2014-11-13
CIK 1583648

U.S. SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2014
Common Stock: $0.001	6,250,000

3 | Page

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2014

ASSETS	September 30, 2014 (Unaudited)	June 30, 2014 (Audited)
Current Assets
Cash and cash equivalents	$ 220	$ 11,138

Total Current Assets	$ 220	$ 11,138
Total Assets	$ 220	$ 11,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$ 650	$ 650
Loan from director	474	474

Total Liabilities	1,124	1,124

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,250,000 and 6,100,000 shares issued and outstanding respectively;	6,250	6,100
Additional paid in capital	22,750	19,900
Deficit accumulated during the development stage	(29,904)	(15,986)
Total Stockholders’ Equity/(Deficit)	(904)	10,014

Total Liabilities and Stockholders’ Equity	$ 220	$ 11,138

See accompanying notes to financial statements.

4 | Page

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	For the period from May 24, 2013 (Inception) to September 30, 2014

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Operating Expenses	18	12	817
Professional Fees	13,900	5,750	29,087

TOTAL OPERATING EXPENSES	13,918	5,762	29,904

NET LOSS FROM OPERATIONS	(13,918)	(5,762)	(29,904)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (13,918)	$ (5,762)	$ (29,904)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,250,000	6,100,000	5,000,000

See accompanying notes to financial statements.

5 | Page

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	For the period from May 24, 2013 (Inception) to September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (13,918)	$ (5,762)	$ (29,904)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	-	1,250	650
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,918)	(4,512)	(29,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,000	-	29,000
Loans from director	-	-	474
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,000	-	29,474

NET INCREASE IN CASH	10,918	(4,512)	220
Cash, beginning of period	11,138	5,200	0
Cash, end of period	$ 220	$ 688	$ 220

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

6 | Page

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTE 2 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending June 30, 2013 and the three month period ending September 30, 2014.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of September 30, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $220 of cash as of September 30, 2014 and $ 11,138 as of June 30, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2014.

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

NOTE 3 – LOANS FROM DIRECTOR

In May 2013, director loaned $274 to incorporate the Company and $200 to open bank account.  On January 22, 2014, director loaned $ 400 towards expenses for the company.  The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $474 as of September 30, 2014.

8 | Page

NOTE 4 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On September 28, 2013, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

As of June 30, 2014, the Company issued 1,100,000 shares of common stock for cash proceeds of $21,000 at $0.02 per share.

 As of September 30, 2014, the Company issued 150,000 shares of common stock for cash proceeds of $3,000 at $0.02 per share.

There were 6,250,000 shares of common stock issued and outstanding as of September 30, 2014.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – INCOME TAXES

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

The provision for Federal income tax consists of the following:

June 30, 2014
Federal income tax benefit attributable to:
Current Operations	$ 5,435
Less: valuation allowance	(5,435)
Net provision for Federal income taxes	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

June 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 5,435
Less: valuation allowance	(5,435)
Net deferred tax asset	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $15,986 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7– SUBSEQUENT EVENTS

9 | Page

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between July 1, 2014 and October 21, 2014, the date that the financial statements were available to be issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Periods Ended September 30, 2014 and 2013

Our net loss for the three months periods ended September 30, 2014 and 2013 were $13,918 and $5,762. During the three months periods ended September 30, 2014 and 2013 we did not generate any revenue.

The weighted average number of shares outstanding was 6,250,000 for the three months period ending September 30, 2014, and 6,100,000 for the three months period ending September 30, 2013.

Liquidity and Capital Resources

10 | Page

Three Months Period Ended September 30, 2014

As at September 30, 2014, our total assets were $220 compared to $11,138 in total assets at June 30, 2014. Total assets were comprised of cash and cash equivalents only. As at September 30, 2014 and June 30, 2014, our current liabilities were $1,124.  Stockholders’ equity was $ (904) as of September 30, 2014 compared to equity of $10,014 as of June 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended September 30, 2014, net cash flows used in operating activities was $13,918.  For the three months period ended September 30, 2013, net cash flows used in operating activities was $4,512.  For the period from inception (May 24, 2013) to September 30, 2014, net cash flows from operating activities was $29,254.

Cash Flows from Investing Activities

For the three months period ended September 30, 2014, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months periods ended September 30, 2014, cash flows for financing activities were $3,000. For the period from inception (May 24, 2013) to September 30, 2014, net cash provided by financing activities was $29,474 received from proceeds from issuance of common stock and director loan.

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

Going Concern

The independent auditors' review report accompanying our September 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Marika Inc.
Dated: November 13, 2014	By: /s/ Aleksandrs Sviks
Aleksandrs Sviks, President and Chief Executive Officer and Chief Financial Officer

13 | Page