Form 10-Q/A
period 2014-09-30
Marika Inc.
filed 2014-12-12
CIK 1583648

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 333-190728

MARIKA INC.
(Exact name of registrant as specified in its charter)

Nevada	30-0784346
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

2360 Corporate Circle, Suite 400

Henderson NV 89074

(702) 425-4332

(Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2014
Common Stock: $0.001	6,100,000

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amended Form 10-Q”) of Marika Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2014 (the “Original Form 10-Q”), to correct certain immaterial, inadvertent errors in the financial statements. The Company incorrectly (a) failed to account for “Loan s from a director” in the aggregate amount of $3,000, a nd (b) recognized “P roceeds from sale of common stock” in the amount of $3,000, which resulted in an erroneous misstatement that the number of shares outstanding as of September 30, 2014 was 6,250,000 rather than the correct number of 6,100,000 . In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company has calculated and recognized adjustments accordingly.

The following table s show the effects of the restatement on the Company’s financial statements for the applicable period s :

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Three Months Ended September 30, 2014 (Unaudited)
	As Previously Recorded	As Restated

Loan s from a director	$474	$3,474

Total Liabilities	$1,124	$4,124

Common s tock, par value $0.001; 75,000,000 shares authorized, 6,100,000 shares issued and outstanding	$6,250	$6,100

Additional paid in capital	$22,750	$19,900

Total Stockholders’ Equity / (Deficit)	$(904)	(3,904)

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2014 (Unaudited)
	As Previously Recorded	As Restated

WEIGHTED A VERAGE N UMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,250,000	6,100,000

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY )

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2014		For the period from May 24, 2013 (Inception) to September 30, 2014
	As Previously Recorded	As Restated	As Previously Recorded	As Restated

Proceeds from sale of common stock	$3,000	$-	$29,000	$2 6 ,000

Loans from a director	$-	$3,000	$474	$3,474

Except as described above , and the corresponding changes in the Notes to the F inancial S tatements , “ Item 2. Management's Discussion a nd Analysis o f Financial Condition a nd Results of Operation , ” and elsewhere in th is Amended Form 10-Q , in addition to the correction of certain typographical and formatting errors, no other amendments are being made to the Original Form 10-Q. This Amended Form 10-Q does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update the disclosure contained therein in any other way other than as required to reflect the amendments discussed above.

The Company has attached to this Amended Form 10-Q updated certifications executed as of the date of this Amended Form 10-Q by the Principal Executive Officer and Principal Financial Officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. These updated certifications are attached as Exhibits 31.1 / 31 .2 and 32.1 / 32.2 to this Amended Form 10- Q .

TABLE OF CONTENTS

PART 1	FINANCIAL INFORMATION

Item 1	Financial Statements
	Balance Sheets as of September 30, 2014 (Unaudited) (R estated) and June 30, 2014	4
	Statements of Operations for the periods three months ended September 30, 2014 and 2013 and from May 24, 2013 (Date of Inception) to September 30, 2014 (Unaudited)	5
	Statements of Cash Flows for the periods three months ended September 30, 2014 and 2013 and from May 24, 2013 (Date of Inception) to September 30, 2014 (Unaudited)	6
	Notes to Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3	Defaults Upon Senior Securities	16
Item 4	Mine Safety Disclosures	16
Item 5	Other Information	16
Item 6	Exhibits	17
	Signatures	18

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2014

	September 30, 2014 (Unaudited)	June 30, 2014 (Audited)
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$220	$11,138

Total Current Assets	$220	$11,138
Total Assets	$220	$11,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$650	$650
Loans from a director	3,474	474

Total Liabilities	4,124	1,124

Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 6,100,000 shares issued and outstanding;	6,100	6,100
Additional paid in capital	19,900	19,900
Deficit accumulated during the development stage	(29,904)	(15,986)
Total Stockholders’ Equity/(Deficit)	(3,904)	10,014

Total Liabilities and Stockholders’ Equity	$220	$11,138

See accompanying notes to financial statements.

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	For the period from May 24, 2013 (Inception) to September 30, 2014
	(Restated)

REVENUES	$0	$0	$0

OPERATING EXPENSES
Operating Expenses	18	12	817
Professional Fees	13,900	5,750	29,087

TOTAL OPERATING EXPENSES	13,918	5,762	29,904

NET LOSS FROM OPERATIONS	(13,918)	(5,762)	(29,904)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(13,918)	$(5,762)	$(29,904)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,100,000	6,100,000	5,000,000

See accompanying notes to financial statements.

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2014	Three months ended September 30, 2013	For the period from May 24, 2013 (Inception) to September 30, 2014
	(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(13,918)	$(5,762)	$(29,904)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	-	1,250	650
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,918)	(4,512)	(29,254)

CASH FLOWS FROM INVESTING ACTIVITIES
Accounts Receivable	-	-	-
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	26,000
Loans from a director	3,000	-	3,474
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,000	-	29,474

NET INCREASE IN CASH	10,918	(4,512)	220
Cash, beginning of period	11,138	5,200	0
Cash, end of period	$220	$688	$220

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

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

NOTE 2 – RESTATEMENT

The financial statements have been revised to correct certain immaterial, inadvertent accounting errors. The Company incorrectly (a) failed to account for “Loans from a director” in the aggregate amount of $3,000, and (b) recognized “Proceeds from sale of common stock” in the amount of $3,000, which resulted in an erroneous misstatement that the number of shares outstanding as of September 30, 2014 was 6,250,000 rather than the correct number of 6,100,000. In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company has calculated and recognized adjustments accordingly.

The following tables show the effects of the restatement on the Company’s financial statements for the applicable periods:

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Three Months Ended September 30, 2014 (Unaudited)
	As Previously Recorded	As Restated

Loans from a director	$474	$3,474

Total Liabilities	$1,124	$4,124

Common stock, par value $0.001; 75,000,000 shares authorized, 6,100,000 shares issued and outstanding	$6,250	$6,100

Additional paid in capital	$22,750	$19,900

Total Stockholders’ Equity / (Deficit)	$(904)	(3,904)

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2014 (Unaudited)
	As Previously Recorded	As Restated

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,250,000	6,100,000

MARIKA INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2014		For the period from May 24, 2013 (Inception) to September 30, 2014
	As Previously Recorded	As Restated	As Previously Recorded	As Restated

Proceeds from sale of common stock	$3,000	$-	$29,000	$26,000

Loans from a director	$-	$3,000	$474	$3,474

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

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending June 30, 2014 and the three month period ending September 30, 2014.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $220 of cash as of September 30, 2014 and $ 11,138 as of June 30, 2014.

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

NOTE 4 – LOANS FROM DIRECTOR

In May 2013, a director loaned $274 to incorporate the Company and $200 to open bank account. On December 3, 2013, the director loaned $1,600 towards expenses for the C ompany. On January 22, 2014, the director loaned $400 towards expenses for the Company. On May 1, 2014, the director loaned $1,000 to pay for expenses of the Company . The loan is unsecured, non-interest bearing and due on demand.

The balance due to the director was $3,474 as of September 30, 2014.

NOTE 5 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

On September 28, 2013, the Company issued 5,000,000 shares of common stock for cash proceeds of $5,000 at $0.001 per share.

As of June 30, 2014, the Company issued 1,100,000 shares of common stock for cash proceeds of $21,000 at $0.02 per share.

There were 6,100,000 shares of common stock issued and outstanding as of September 30, 2014.

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

The provision for Federal income tax consists of the following:

June 30, 2014
Federal income tax benefit attributable to:
Current Operations	$5,435
Less: valuation allowance	(5,435)
Net provision for Federal income taxes	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

June 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$5,435
Less: valuation allowance	(5,435)
Net deferred tax asset	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $15,986 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur , net operating loss carry forwards may be limited as to use in future years.

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

The weighted average number of shares outstanding was 6,100,000 for the three months period ending September 30, 2014, and 5,000,000 for the three months period ending September 30, 2013.

Liquidity and Capital Resources

Three Months Period Ended September 30, 2014

As at September 30, 2014, our total assets were $220 compared to $11,138 in total assets at June 30, 2014. Total assets were comprised of cash and cash equivalents only. As at September 30, 2014 and June 30, 2014, our total liabilities were $4,124. Stockholders’ equity/(deficit) was $(3,904) as of September 30, 2014 compared to equity of $10,014 as of June 30, 2014.

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

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the three months periods ended September 30, 2014, cash flows for financing activities were $3,000. For the period from inception (May 24, 2013) to September 30, 2014, net cash provided by financing activities was $29,474 received from proceeds from issuance of common stock and director loans.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

ITEM 1A. RISK FACTORS

No report required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer and Principal Financial Officer

32.1 / 32.2	Rule 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Marika Inc.

Dated: December 11, 2014	By:	/s/ Aleksandrs Sviks
Aleksandrs Sviks
President and Chief Executive Officer and Chief Financial Officer

