Form 10-K/A
period 2014-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2015-04-29
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of April 29, 2015, the registrant had 29,429,522 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Pieris Pharmaceuticals, Inc. and its subsidiaries (the “Company,” “Pieris,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2015, to include the information required by Items 10 through 14 of Part III of the 2014 10-K. This information was previously omitted from the 2014 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2014 10-K and the exhibit index set forth in Part IV of the 2014 10-K and includes certain exhibits as noted thereon. The cover page of the 2014 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Except as described above, no other changes have been made to the 2014 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2014 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2014 10-K, nor does it amend, modify or otherwise update any other information in our 2014 10-K. Accordingly, this Amendment should be read in conjunction with our 2014 10-K and with our filings with the SEC subsequent to the filing of our 2014 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Terms used but not defined herein are as defined in our 2014 10-K.

Pieris effected a forward stock split of its capital stock at the ratio of 2.272727-for-1 on December 5, 2014. Unless the context indicates or otherwise requires, all share numbers and share price data included in this Amendment have been adjusted to give effect to this forward stock split.

Currency Presentation and Currency Translation

Unless otherwise indicated, all references to “dollars,” “$,” “U.S. $” or “U.S. dollars” are to the lawful currency of the United States. All references in this Amendment to “euro” or “€” are to the currency introduced at the start of the third stage of the European Economic and Monetary Union pursuant to the Treaty establishing the European Community, as amended. We prepare our financial statements in U.S. dollars.

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

Where in this Amendment we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.2101 in The City of New York for cable transfers of euro as certified for customs purposes by the Federal Reserve Bank of New York as of December 31, 2014.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Directors, Executive Officers and Other Non-Executive Officers

The table below sets forth information about our directors and executive officers:

Name	Age	Position
Stephen S. Yoder	39	Chief Executive Officer, President and Director
Darlene Deptula-Hicks	57	Acting Chief Financial Officer
Chau Khuong (1)(2)(3)	39	Chairman of the Board of Directors
Christina Takke, Ph.D. (2)(3)	44	Director
Michael Richman (1)(3)	54	Director
Steven Prelack (2)	57	Director

(1)	Member of the compensation committee
(2)	Member of the audit committee
(3)	Member of the nominating and corporate governance committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Stephen S. Yoder. Stephen S. Yoder joined Pieris Operating as Chief Executive Officer in January 2010. Upon the effectiveness of the Acquisition, he joined the Board of Directors of Pieris and was appointed as Chief Executive Officer and President. Prior to joining Pieris Operating, from July 2003 to December 2010 he led the intellectual property and legal departments at MorphoSys AG, a biotechnology company involved in the development and research of antibodies, as General Counsel. Prior to MorphoSys AG, from September 1999 to June 2003 he worked in several Washington, D.C. law firms, specializing in a life sciences intellectual property practice. Mr. Yoder holds degrees in molecular biology and Spanish from Grove City College and a Juris Doctorate, with honors, from The George Washington University Law School. As an attorney, he is licensed to practice before the United States Patent and Trademark Office, and in the jurisdictions of Maryland and Washington, D.C. We believe that Mr. Yoder adds value to our Board of Directors based on his intimate knowledge of our business plans and strategies of our business and his years of experience in the biotechnology and life sciences industry.

Darlene Deptula-Hicks. Darlene Deptula-Hicks was engaged as a financial consultant to Pieris Operating on November 19, 2014, providing financial services relating to the Acquisition pursuant to a consulting agreement with the financial advisory firm of Danforth Advisors, LLC, or Danforth. Upon the effectiveness of the Acquisition, she was appointed as Acting Chief Financial Officer, Secretary and Treasurer of Pieris and she will continue to provide her services through Danforth. Prior to that time and since June 2012, Ms. Deptula-Hicks served as the Executive Vice President and Chief Financial Officer of Microline Surgical, Inc., a surgical instruments and medical devices company. From 2006 to May 2011 Ms. Deptula-Hicks served as Executive Vice President and Chief Financial Officer of iCAD, Inc. (Nasdaq: ICAD), a publicly traded medical device company. From 2002 to 2006 Ms. Deptula-Hicks served as Executive Vice President and Chief Financial Officer of ONI Medical Systems, Inc., a venture capital-backed designer and manufacturer of high-field diagnostic imaging systems for orthopedic applications, and from 1998 to 2001 Ms. Deptula-Hicks was Executive Vice President and Chief Financial Officer of Implant Sciences Corporation (Amex:IMX), an early stage medical device company that had its initial public offering in June of 1999. Prior to 1998, Ms. Deptula-Hicks also held various senior financial and accounting positions at Abiomed, Inc., GCA Corporation, Edwards High Vacuum International and Puritan Bennett Corporation. Ms. Deptula-Hicks also serves on the Board of Directors and as Chair of the Audit Committee of Xenetic Biosciences, Inc. (OTCBB:XBIO) and between 2006 and October 2014 served on the Board of Directors of IMCOR Pharmaceutical Company, Technest Holdings, Inc., and USfalcon. Ms. Deptula-Hicks received her B.S. in accounting from Southern NH University and her MBA from Rivier College.

Chau Khuong. Mr. Khuong joined the Board of Directors of Pieris effective upon the closing of the Acquisition and has served on the supervisory board of Pieris Operating since May 2014. Mr. Khuong has worked at OrbiMed Advisors LLC since 2003 and is currently a Private Equity Partner. Mr. Khuong gained experience in start-up operations and business development at Veritas Medicine, Inc. and in basic science research at the Yale School of Medicine and at Massachusetts General Hospital. He currently serves as a director of several public and private companies, including Aerpio Therapeutics, Inc., Inspire Medical Systems, Otonomy, Inc. (NASDAQ: OTIC), Rempex Pharmaceuticals and Cerapedics LLC. Mr. Khuong holds a B.S. in molecular, cellular and developmental biology with concentration in biotechnology and an MPH with concentration in infectious diseases, both from Yale University. We believe that Mr. Khuong adds value to our Board of Directors due to his experience as an investor, particularly with respect to healthcare companies, and his broad life sciences industry knowledge. He also has extensive experience overseeing the operations and research and development of biotechnology companies.

Christina Takke, Ph.D. Dr. Takke joined the Board of Directors of Pieris effective upon the closing of the Acquisition and has served on the supervisory board of Pieris Operating since 2005. Dr. Takke is currently a Partner at Forbion Capital Partners in the Netherlands, where she has served in such capacity since 2010, and previously worked as a Partner at ABN AMRO Capital Life Sciences from September 2000 to January 2007. At Forbion, Dr. Takke is responsible for scouting and the analysis of new investment opportunities as well as general deal execution, in particular the financing of several Forbion portfolio companies including arGEN-X. Prior to that time, Dr. Takke served as a consultant at Bio-Gen-Tec-NRW, a regional development organization for the biotechnology industry. Dr. Takke currently serves on the supervisory board of arGEN-X N.V., Amakem N.V. and Ophtakem N.V. Dr. Takke also previously served on the supervisory board of Bioceros B.V. and Simibio B.V. and as a board observer of GlycArt, which was sold to Roche in 2005. Dr. Takke received her Ph.D. in developmental biology from the Institute of Development Biology at the University of Cologne and a master’s degree in molecular biology and biochemistry from the Technical University of Darmstadt. We believe that Dr. Takke adds value to our Board of Directors based on her intimate knowledge of our business plans and strategies of our business, her years of experience in the biotechnology and life sciences industry, and her experience with financing and other aspects of company-building for enterprises in our industry.

Michael Richman. Mr. Richman joined the Board of Directors of Pieris effective upon the closing of the Acquisition and has served on the supervisory board of Pieris Operating since October 2014. He is the President and Chief Executive Officer of Amplimmune, Inc., a privately held biologics company focused on cancer and autoimmune diseases which was acquired by Astra Zeneca in 2013, and has held this position since July 2008. From May 2007 through June 2008, he served as President and Chief Operating Officer of Amplimmune, Inc. Prior to such time, Mr. Richman has gained years of experience working in research, intellectual property and business development capacities in companies such as Chiron Corporation (now Novartis), MedImmune, Inc. (now Astra Zeneca) and MacroGenics. He is a member of the board of directors of Opexa Therapeutics, Inc., a public company, Madison Vaccines, Inc., a private company, and was previously director of Cougar Biotechnology until its acquisition by Johnson & Johnson. Mr. Richman obtained his B.S. in genetics/molecular biology at the University of California at Davis and his M.S.B.A. in international business at San Francisco State University. We believe that Mr. Richman adds value to our Board of Directors due to his extensive experience in mergers and acquisitions, business development and strategic planning for life science companies, as well as executive leadership and management experience.

Steven Prelack. Mr. Prelack joined the Board of Directors of Pieris effective upon the closing of the Acquisition. Mr. Prelack is the Senior Vice President and Chief Operating Officer of VetCor, which owns and operates veterinary hospitals across the United States, and has served in this position since June 2012. Prior to that time and since May 2010, Mr. Prelack served at VetCor as Senior Vice President of Operations and as Chief Financial Officer. From 2001 until May 2010, he was the Senior Vice President, Chief Financial Officer and Treasurer of VelQuest Corporation, a provider of automated compliance software solutions for the pharmaceutical industry. He is currently a director and audit committee chair of Galectin Therapeutics, Inc., a publicly traded clinical-stage biotechnology company engaged in drug research and development to create new therapies for fibrotic disease and cancer. Mr. Prelack also previously served as director and audit committee chair for BioVex Group, Inc., a clinical-stage biotechnology company focused on the development and future commercialization of targeted treatments for cancer and the prevention of infectious disease, which was sold to Amgen in 2011, and as a director of VelQuest Corporation, OPCAT, Inc. and Foodsafe Solutions, Inc. Mr. Prelack is a Certified Public Accountant, received a B.B.A. degree from the University of Massachusetts at Amherst in 1979 and is a member of the National Association of Corporate Directors. We believe that Mr. Prelack adds value to our Board of Directors due to his extensive executive leadership experience, director experience within the biotechnology sector and his many years serving in senior financial and operational management roles.

Term of Office of Directors

We currently have authorized five directors. In accordance with our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders commencing with the meeting in 2015, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following the election. Our directors are divided among the three classes as follows:

•	the Class I director is Dr. Christina Takke and her term will expire at the annual meeting of stockholders to be held in 2015;

•	the Class II directors are Chau Khuong and Steven Prelack, and their terms will expire at the annual meeting of stockholders to be held in 2016; and

•	the Class III directors are Stephen S. Yoder and Michael Richman, and their terms will expire at the annual meeting of stockholders to be held in 2017.

Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that each class will consist of approximately one-third of the directors.

Family Relationships

There are no family relationships among any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees, promoters or control persons has been involved in any legal proceeding in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Nominations to the Board of Directors

Director candidates are considered based upon various criteria, including without limitation their broad-based business and professional skills and experiences, expertise in or knowledge of the life sciences industry and ability to add perspectives relating to that industry, concern for the long-term interests of our stockholders, diversity, and personal integrity and judgment. Our Board of Directors has a critical role in guiding our strategic direction and overseeing the strategy of our business, and accordingly, we seek to attract and retain highly qualified directors who have sufficient time to engage in the activities of our Board of Directors and to understand and enhance their knowledge of our industry and business plans.

Committees of the Board of Directors

Our board has established three standing committees—audit, compensation, and nominating and corporate governance—each of which operates under a charter that has been approved by our board.

Our board has determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of the NASDAQ Capital Market. In addition, all members of the audit committee meet the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

Audit Committee

The audit committee’s main function is to oversee our accounting and financial reporting processes and the audits of our financial statements. This committee’s responsibilities include, among other things:

•	appointing our independent registered public accounting firm;

•	evaluating the qualifications, independence and performance of our independent registered public accounting firm;

•	approving the audit and non-audit services to be performed by our independent registered public accounting firm;

•	reviewing the design, implementation, adequacy and effectiveness of our internal accounting controls and our critical accounting policies;

•	discussing with management and the independent registered public accounting firm the results of our annual audit and the review of our quarterly unaudited financial statements;

•	reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•	reviewing on a periodic basis, or as appropriate, any investment policy and recommending to our board any changes to such investment policy;

•	preparing the report that the SEC requires in our annual proxy statement;

•	reviewing and approving any related party transactions and reviewing and monitoring compliance with our code of conduct and ethics; and

•	reviewing and evaluating, at least annually, the performance of the audit committee and its members including compliance of the audit committee with its charter.

The members of our audit committee are Steven Prelack, Chau Khuong and Dr. Christina Takke. Steven Prelack serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NASDAQ Capital Market. Our board of directors has determined that Steven Prelack is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations.

Compensation Committee

Our compensation committee reviews and approves policies relating to compensation of our officers and employees. The compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and approves the compensation of these officers based on such evaluations. The compensation committee also reviews and approves the issuance of stock options and other awards under our equity plan. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

The members of our compensation committee are Michael Richman and Chau Khuong. Michael Richman serves as the chairperson of the committee.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for assisting our board of directors in discharging the board’s responsibilities regarding the identification of qualified candidates to become board members, the selection of nominees for election as directors at our annual meetings of stockholders (or special meetings of stockholders at which directors are to be elected), and the selection of candidates to fill any vacancies on our board of directors and any committees thereof. In addition, the nominating and corporate governance committee is responsible for overseeing our corporate governance policies, reporting and making recommendations to our board of directors concerning governance matters and oversight of the evaluation of our board of directors.

The members of our nominating and corporate governance committee are Dr. Christina Takke, Mr. Chau Khuong and Michael Richman. Dr. Christina Takke serves as the chairperson of the committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires directors, executive officers, and persons owning more than 10 percent of a Company’s class of equity securities registered under Section 12 of the Exchange Act to file reports on a timely basis on the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of such equity securities with the SEC. Executive officers, directors and greater than 10 percent stockholders are required by SEC regulations to furnish those companies copies of all Section 16(a) forms they file. As of the date hereof, we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, and therefore our directors, executive officers, and persons owning more than 10 percent of our equity securities are not required to file Section 16(a) forms, or furnish any copies thereof to us.

CODE OF CONDUCT AND ETHICS

We have adopted a Code of Ethics and Whistler Blower Policy that applies to all of our employees, including our chief executive officer and acting chief financial and accounting officer. The text of the code of conduct and ethics is posted on our website at www.pieris.com, is filed as an exhibit hereto, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at Pieris Pharmaceuticals, Inc., Lise-Meitner-Strasse 30, 85354, Freising-Weihenstephan, Germany. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market.

Item 11.	EXECUTIVE COMPENSATION

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2014 and 2013 by our named executive officers, which consisted solely of our principal executive officer as our other executive officer, Darlene Deptula-Hicks, did not earn more than $100,000. The following table includes compensation earned by the parties named therein for services performed for Pieris Operating prior to that entity becoming our wholly owned subsidiary upon the completion of the Acquisition on December 17, 2014, as well as compensation earned following the closing of the Acquisition. The following table does not include compensation information for the individuals who served as Pieris’ executive officers prior to the completion of the Acquisition, as all such individuals tendered their resignations from all such positions with us in connection with and effective as of the closing of the Acquisition and no compensation was earned by or paid to any such individuals for their services as officers of Pieris. We refer to the executive officers listed below as the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year (1)	Salary	Bonus ($)	Option Awards ($) (2)	All other compensation ($)		Total
Stephen S. Yoder	2014	$266,222	$54,455	$1,643,005	$15,973	(3)	$1,979,655
Chief Executive Officer, President	2013	$303,138	$34,448	$—	$18,188	(3)	$357,774

(1)	All compensation received by Pieris Operating’s executive officers is paid in euros. For the purposes of completing this table, (i) with respect to compensation paid during the fiscal year ended December 31, 2014, Pieris converted each euro denominated amount into U.S. dollars by multiplying the euro amount by the noon buying rate of €1.00 to U.S. $1.2101 in The City of New York for cable transfers of euro as certified for customs purposes by the Federal Reserve Bank of New York as of December 31, 2014 and (ii) with respect to compensation paid during the fiscal year ended December 31, 2013, Pieris converted each euro-denominated amount into U.S. dollars by multiplying the euro amount by the noon buying rate of €1.00 to U.S. $1.3779 in The City of New York for cable transfers of euro as certified for customs purposes by the Federal Reserve Bank of New York as of December 31, 2013.
(2)	These amounts represent the aggregate grant date fair value for the option awards granted during the fiscal years presented, determined in accordance with FASB ASC Topic 718. All awards are recognized in expense over the service period.
(3)	Represents compensation paid for a monthly car allowance.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with our Chief Executive Officer

Pieris Operating

Stephen S. Yoder serves as the Chief Executive Officer of Pieris Operating pursuant to a management agreement with Pieris Operating dated August 30, 2009, as amended on March 12, 2012, or the Yoder AG Agreement. On December 17, 2014 in connection with the Acquisition, the Yoder AG Agreement was amended and restated to have Mr. Yoder continue as the Chief Executive Officer of Pieris Operating and to provide him with the compensation and benefits set forth in his employment agreement with Pieris, as described below. The Yoder AG Agreement provided for a term of 18 months with the term automatically extending for additional one-year periods. Under the terms of the Yoder AG Agreement, Mr. Yoder received an annual base salary of $254,121 (€210,000), and on January 1, 2013 we increased Mr. Yoder’s annual base salary to $266,222 (€220,000). In addition, Mr. Yoder was eligible to receive a bonus for each calendar year during the term in an amount up to $60,505 (€50,000) based upon achievement of certain objectives, each as approved by the supervisory board of Pieris Operating in consultation with Mr. Yoder. Pursuant to the terms of the Yoder AG Agreement Mr. Yoder was also provided with a car allowance of $1,331 (€1,100) plus value added tax (VAT) per month.

Pieris Pharmaceuticals, Inc.

Stephen S. Yoder serves as our President and Chief Executive Officer pursuant to an employment agreement dated December 17, 2014, or the Yoder Employment Agreement. The Yoder Employment Agreement provides for a continuous term and may be terminated by either party at any time, provided that if Mr. Yoder resigns he shall provide us with at least 90 days’ prior written notice. Pursuant to this agreement, Mr. Yoder’s annual base salary was increased to $375,000, effective as of the closing of the Acquisition. In addition, Mr. Yoder is eligible to receive an annual discretionary bonus of up to 40% of Mr. Yoder’s then-effective annual base salary, based upon achievement of individual and corporate performance objectives as determined by the Board of Directors or a committee thereof.

Mr. Yoder is entitled to participate in any employee benefit programs, plans and practices on the same terms as other salaried employees on a basis consistent with the participation of other senior executives, provided, however, that while Mr. Yoder remains employed outside the United States we shall only be responsible for 50% of the total cost of health insurance for Mr. Yoder’s spouse and children. Mr. Yoder will also be provided with a monthly automobile allowance while he is employed outside of the United States and up to $25,000 of relocation expenses in the event Mr. Yoder relocates to the United States. On the effective date of the Acquisition, Mr. Yoder was granted a stock option to purchase 1,280,000 shares of our common stock with the exercise price being the fair market value at the time of grant. The option is subject to and governed by the terms of the Pieris Plan and a stock option agreement, which stock option agreement provides for a ten year term, and that (i) 25% of the option vested immediately upon grant and (ii) 75% of the option shall vest ratably over three years in equal installments on a quarterly basis beginning on the last day of the next calendar quarter after the date of grant, subject to Mr. Yoder’s continued employment.

Under the Yoder Employment Agreement, Mr. Yoder is prohibited during the term of the agreement, subject to certain exceptions, from (i) accepting any other employment or consultancy, (ii) serving on the board of directors or similar body of any other entity, unless approved by the Chairman of the Board of Directors, and (iii) acquiring, assuming or participating in, directly or indirectly, any financial position, investment or interest known by Mr. Yoder to be adverse or antagonistic to Pieris, its business or prospects, financial or otherwise, or in any competing business.

The agreement contains (i) customary confidentiality obligations which are not limited by the term of the agreement, (ii) certain non-compete provisions extending during the term of the agreement and one year thereafter and (iii) certain non-solicitation provisions during the term of the agreement and for one year thereafter. Mr. Yoder also agreed to assign certain intellectual property rights to Pieris.

All compensation and benefits to be paid to Mr. Yoder pursuant to the Yoder Employment Agreement other than the equity awards shall be paid to Mr. Yoder through the terms and conditions of the Yoder AG Agreement with Pieris Operating, as amended and restated, for so long as Mr. Yoder remains employed at Pieris Operating. Upon termination of the Yoder AG Agreement provided that the Yoder Employment Agreement is still in effect, all compensation shall be paid by Pieris.

Termination for Any Reason

Upon termination of Mr. Yoder for any reason, Mr. Yoder will receive all earned but unpaid salary, any accrued vacation time, any vested benefits he may have under any employee benefit plan and any unpaid expense reimbursement accrued through the date of termination, or the Accrued Obligations.

Termination by us for Without Cause or by Executive for Good Reason

If Mr. Yoder’s employment is terminated (i) by us without cause or (ii) by him for good reason, then we must pay Mr. Yoder (i) the Accrued Obligations earned through the date of termination, (ii) a lump-sum payment comprised of (a) an amount equal to 12 months of his base salary at the time of his termination, and (b) a pro rata portion of the bonus for the year in which the termination occurs, based on year-to-date performance as determined by the Board of Directors, or a committee thereof, in its sole discretion, and (iii) an amount equal to his health insurance premium, paid directly or as a reimbursement to Mr. Yoder, for up to a maximum of 12 months. Payments under items (i) – (iii) above are sometimes referred to in this section as Severance. All unvested equity awards held by Mr. Yoder will immediately vest in full and become exercisable following termination and any forfeiture restrictions will immediately lapse. The Severance and acceleration of any unvested options is expressly conditioned on Mr. Yoder executing and delivering to Pieris a release of claims.

Acting Chief Financial Officer

From November 19, 2014 to December 17, 2014, Darlene Deptula-Hicks was engaged pursuant to a consulting agreement with the financial advisory firm Danforth Advisors, LLC, or Danforth, as a financial consultant to Pieris Operating, providing financial services relating to the Acquisition. As of the effectiveness of the Acquisition, she was appointed as the Acting Chief Financial Officer, Secretary and Treasurer of Pieris and will continue to provide financial services through the Danforth consulting agreement. Pursuant to the Danforth consulting agreement, Pieris will pay Danforth $280 per hour for her services. The current term of the Danforth consulting agreement expires on November 19, 2015, which term may be extended for an additional period by mutual written consent of Pieris and Danforth. The agreement may be terminated by either Pieris or Danforth for cause upon 30 days’ prior written notice or without cause upon 60 days’ prior written notice. “Cause” shall include (i) a breach of the terms of the consulting agreement which is not cured within 30 days of written notice of such default or (ii) the commission of any act of fraud, embezzlement or deliberate disregard of a rule or policy of Pieris. The Danforth consulting agreement contains customary confidentiality obligations which apply to both Danforth and Ms. Deptula-Hicks and extend for a period of five years. In addition, we may not solicit employees or contractors of Danforth for so long as such individuals are contractual agents of Danforth and for a period of one year thereafter. Should Danforth refer an employee or consultant to Pieris, Danforth is entitled to a fee of 10% of such employee’s starting base salary. Further, we shall indemnify and hold harmless Danforth and Ms. Deptula-Hicks against any claims, losses, damages, or liabilities (or actions in respect thereof) that arise out of or are based on the services performed by Danforth or Ms. Deptula-Hicks for us, except for any such claims, losses, damages or liabilities arising out of the gross negligence or willful misconduct of Danforth or Ms. Deptula-Hicks.

Potential Payments upon Termination or Change in Control

Chief Executive Officer

Under the Yoder Employment Agreement, if Mr. Yoder’s employment is terminated (i) by us without cause or (ii) by Mr. Yoder for good reason within 12 months following a change in control, and Mr. Yoder executes and delivers to Pieris a release of claims, then Mr. Yoder shall receive (i) the Accrued Obligations earned through the date of termination, (ii) a lump-sum payment comprised of (a) an amount equal to 12 months of his base salary at the time of his termination, and (b) the target bonus for the year in which the termination occurs, and (iii) an amount equal to his health insurance premium, paid directly or as a reimbursement to Mr. Yoder, for up to a maximum of 12 months. All unvested equity awards will immediately vest in full and become exercisable following termination and any forfeiture restrictions will immediately lapse.

For purposes of the Yoder Employment Agreement, “cause” shall mean the occurrence of any of the following events, as determined by the Board of Directors or a committee designated by the Board of Directors, in its sole discretion: (i) Mr. Yoder’s commission of any felony or any crime involving fraud, dishonesty, or moral turpitude under the laws of Germany, the United States or any state thereof; (ii) Mr. Yoder’s attempted commission of, or participation in, a fraud against Pieris; (iii) Mr. Yoder’s intentional, material violation of any contract or agreement between Mr. Yoder and Pieris or of any statutory duty owed to Pieris; (iv) Mr. Yoder’s unauthorized use or disclosure of Pieris’ confidential information or trade secrets; or (v) Mr. Yoder’s gross misconduct.

For purposes of the Yoder Employment Agreement, “good reason” means Mr. Yoder’s resignation from all positions he then holds with Pieris if (i) (a) there is a material diminution in Mr. Yoder’s duties and responsibilities with Pieris; (b) there is a material reduction of Mr. Yoder’s base salary; provided, however, that a material reduction in Mr. Yoder’s base salary pursuant to a salary reduction program affecting all or substantially all of the employees of Pieris and that does not adversely affect Mr. Yoder to a greater extent than other similarly situated employees shall not constitute good reason; or (c) Mr. Yoder is required to relocate Mr. Yoder’s primary work location to a facility or location that would increase Mr. Yoder’s one-way commute distance by more than 50 miles from Mr. Yoder’s primary work location as of immediately prior to such change, (ii) Mr. Yoder provides written notice outlining such conditions, acts or omissions to Pieris within 30 days immediately following such material change or reduction, (iii) such material change or reduction is not remedied by Pieris within 30 days following Pieris’ receipt of such written notice and (iv) Mr. Yoder’s resignation is effective not later than 30 days after the expiration of such 30 day cure period.

For purposes of the Yoder Employment Agreement, a “change in control” shall be deemed to occur (i) when any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the “Beneficial Owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Pieris representing 50% or more of the total voting power represented by Pieris’ then outstanding voting securities (excluding for this purpose any such voting securities held by the Pieris or its affiliates or by any employee benefit plan of Pieris) pursuant to a transaction or a series of related transactions which the Board of Directors does not approve; or (ii) a merger or consolidation of Pieris whether or not approved by the Board of Directors, other than a merger or consolidation which would result in the voting securities of Pieris outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such corporation) more than 50% of the total voting power represented by the voting securities of Pieris or such surviving entity or parent of such corporation, as the case may be, outstanding immediately after such merger or consolidation; or (iii) the sale or disposition by Pieris of all or substantially all of its assets in a transaction requiring stockholder approval.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2014.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Stephen S. Yoder	320,000	(1)	960,000	(1)	$2.00	12/17/2024
Chief Executive Officer, President

(1)	The option award has a grant date of December 17, 2014 and vests pursuant to the following schedule: 25% of the option vested immediately upon grant on December 17, 2014 and 75% of the option shall vest ratably over three years in equal installments on a quarterly basis beginning on the last day of the next calendar quarter after the date of grant.

Description of Pieris Plan

In December 2014, our Board of Directors and stockholders adopted the 2014 Employee, Director and Consultant Equity Incentive Plan, or the Pieris Plan, which became effective upon closing of the Acquisition. The Pieris Plan is intended to encourage ownership of common stock by our employees and directors and certain of our consultants, including employees of Pieris Operating, in order to attract and retain such people, to induce them to work for the benefit of us and to provide additional incentive for them to promote our success. The Pieris Plan reserves for issuance 3,200,000 shares of our common stock. In addition the Pieris Plan provides for an “evergreen” provision whereby the number of shares of our common stock reserved for issuance under the Pieris Plan shall be automatically increased on January 1 of each of year commencing in fiscal 2016 by the lesser of (i) 1,000,000 shares, (ii) 4% of the number of shares of our common stock outstanding on such date, and (iii) such other amount determined by the administrator. As of the date of this report, options to purchase 1,430,000 shares of our common stock have been issued under the Pieris Plan to our executive officers and directors, and options to purchase 1,116,500 shares have been issued under the Pieris Plan to other employees and consultants. For additional information, see “Item 11. Executive Compensation—Director Compensation” and “Item 11. Executive Compensation—Employment Agreements with our Chief Executive Officer.” As a result of such grants, 653,500 shares of our common stock remain available for future issuances under the Pieris Plan.

Types of Awards. The Pieris Plan provides for the granting of incentive stock options, non-qualified stock options, stock grants and other stock-based awards, including restricted stock units.

•	Incentive and Non-qualified Stock Options. The plan administrator determines the exercise price of each stock option. The exercise price of a non-qualified stock option may not be less than the fair market value of our common stock on the date of grant. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of grant if the recipient holds 10% or less of the combined voting power of our securities, or 110% of the fair market value of a share of our common stock on the date of grant otherwise.

•	Stock Grants. The plan administrator may grant stock, including restricted stock, to any participant, which purchase price, if any, may not be less than the par value of shares of our common stock. The stock grant will be subject to the conditions and restrictions determined by the administrator. The recipient of a stock grant shall have the rights of a stockholder with respect to the shares of stock as of the grant date.

•	Stock-Based Awards. The administrator of the Pieris Plan may grant other stock-based awards, including stock appreciation rights, phantom stock awards and restricted stock units, with terms approved by the administrator, including restrictions related to the awards. The holder of a stock-based award shall not have the rights of a stockholder until shares of our common stock are issued pursuant to such award.

Plan Administration. Our compensation committee is the administrator of the Pieris Plan, except to the extent it delegates its authority to a committee, in which case the committee shall be the administrator. The administrator has the authority to determine the recipients of the awards, the terms of awards, including exercise and purchase price, the number of shares subject to awards, the vesting schedule applicable to awards, the form of consideration, if any, payable upon exercise or settlement of an award and the terms of award agreements for use under the Pieris Plan. In addition, the administrator may amend any term or condition of any outstanding award including, without limitation, to reduce or increase the exercise price or purchase price, accelerate the vesting schedule or extend the expiration date, provided that no such amendment shall impair the rights of a participant without such participant’s consent.

Eligibility. The administrator will determine the participants in the Pieris Plan from among our employees, directors and consultants. A grant may be approved in advance with the effectiveness of the grant contingent and effective upon such person’s commencement of service within a specified period. No participant may receive awards for more than 1,500,000 shares of our common stock in any fiscal year.

Termination of Service. Unless otherwise provided by the administrator or in an award agreement, upon a termination of a participant’s service, all unvested options then held by the participant will terminate and all other unvested awards will be forfeited.

Transferability. Awards under the Pieris Plan may not be transferred except by will or by the laws of descent and distribution, unless otherwise provided by our board in its discretion and set forth in the applicable agreement, provided that no award may be transferred for value.

Adjustment. In the event of a stock dividend, stock split, recapitalization or reorganization or other change in change in capital structure, the administrator will make appropriate adjustments to the number and kind of shares of stock or securities subject to awards.

Corporate Transaction. Upon a merger, consolidation or sale of all or substantially all of our assets, the administrator, or the board of directors of any corporation assuming our obligations, may, in its sole discretion, take any one or more of the following actions pursuant to our plan, as to some or all outstanding awards:

•	provide that outstanding options will be assumed or substituted for shares of the successor corporation or consideration payable with respect to our outstanding stock in connection with the corporate transaction;

•	provide that the outstanding options must be exercised within a certain number of days, either to the extent the options are then exercisable, or at the administrator’s discretion, any such options being made partially or fully exercisable;

•	terminate outstanding options in exchange for payment of an amount equal to the difference between (a) the consideration payable upon consummation of the corporate transaction to a holder of the number of shares into which such option would have been exercisable to the extent then exercisable (or, in the administrator’s discretion, any such options being made partially or fully exercisable) and (b) the aggregate exercise price of those options;

•	provide that outstanding awards will be assumed or substituted for shares of the successor corporation, become realizable or deliverable, or restrictions applicable to an award will lapse, in whole or in part, prior to or upon the corporate transaction; and

•	terminate outstanding stock grants in exchange for payment of any amount equal to the consideration payable upon consummation of the corporate transaction to a holder of the same number of shares comprising the stock grant, to the extent the stock grant is no longer subject to any forfeiture or repurchase rights (or, at the administrator’s discretion, all forfeiture and repurchase rights being waived upon the corporate transaction).

Amendment and Termination. The Pieris Plan will terminate on December 17, 2024 or at an earlier date by vote of the stockholders or our Board of Directors; provided, however, that any such earlier termination shall not affect any awards granted under the Pieris Plan prior to the date of such termination. The Pieris Plan may be amended by our Board of Directors, except that our Board of Directors may not alter the terms of the Pieris Plan if it would adversely affect a participant’s rights under an outstanding stock right without the participant’s consent. Stockholder approval will be required for any amendment to the Pieris Plan to the extent such approval is required by law, include the Internal Revenue Code or applicable stock exchange requirements.

Upon the closing of the Acquisition, Pieris granted a stock option to Mr. Yoder under the Pieris Plan to purchase 1,280,000 shares of our common stock with the exercise price being the fair market value of our common stock on the date of grant. 25% of the option vested immediately upon grant and 75% of the option shall vest ratably over three years in equal installments on a quarterly basis beginning on the last day of the next calendar quarter after the date of grant, subject to Mr. Yoder’s continued employment.

Director Compensation

Effective upon the closing of the Acquisition on December 17, 2014, Pieris’ former sole director resigned as a director and appointed Stephen S. Yoder, Chau Khuong, Dr. Christina Takke, Michael Richman and Steven Prelack, as our directors. Following the closing of the Acquisition, our newly appointed directors appointed Chau Khuong as the Chairman of the Board. As is described in more detail elsewhere in this report, Chau Khuong, Dr. Christina Takke, Michael Richman and Steven Prelack are independent non-employee members of our Board of Directors. Mr. Yoder was the President and Chief Executive Officer of Pieris and Chief Executive Officer of Pieris Operating during our 2014 fiscal year.

The table below summarizes all compensation earned by each of our non-employee directors for services performed during our fiscal year ended December 31, 2014. Pieris’ sole director before completion of the Acquisition is not in the table below because he received no compensation for his services as a director of our company. Mr. Yoder is not in the table below because he receives no separate compensation for his services as a director of our company, and all of the compensation earned by Mr. Yoder during our 2014 fiscal year as an executive officer of our company is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Total ($)
Chau Khuong (1)	—	—	39,000	(5)	39,000
Dr. Christina Takke (2)	—	—	39,000	(5)	39,000
Michael Richman (3)	—	—	78,000	(5)	78,000
Steven Prelack (4)	—	—	39,000	(5)	39,000

(1)	As of December 31, 2014, Chau Khuong held option awards for 30,000 shares at an exercise price of $2.00.
(2)	As of December 31, 2014, Dr. Christina Takke held option awards for 30,000 shares at an exercise price of $2.00.
(3)	As of December 31, 2014, Michael Richman held option awards for 60,000 shares at an exercise price of $2.00.
(4)	As of December 31, 2014, Steven Prelack held option awards for 30,000 shares at an exercise price of $2.00.
(5)	These amounts represent the aggregate grant date fair value of option awards granted to each director in fiscal year 2014 computed in accordance with FASB ASC Topic 718.

Upon the closing of the Acquisition, Pieris granted a stock option to Michael Richman to purchase 60,000 shares of our common stock and granted stock options to purchase 30,000 shares of our common stock to each of our other non-employee directors under the Pieris Plan, each with the exercise price equal to the fair market value of our common stock on the date of grant. Each of the options are subject to and governed by the terms of the Pieris Plan and a stock option agreement, which stock option agreement provides for a ten year term and that the option shall vest ratably over three (3) years in equal installments on a quarterly basis beginning on the last day of the next calendar quarter after the date of grant, subject to the non-employee director’s continued service.

On January 11, 2015, our Board of Directors approved a director compensation policy applicable to our non-employee directors. This policy provides for annual cash compensation of $25,000 for each non-employee member of our Board of Directors. In addition, the chair of our audit committee will receive additional annual cash compensation of $15,000, the chair of our compensation committee will receive additional annual cash compensation of $10,000 and the chair of our nominating and corporate governance committee will receive additional annual cash compensation of $7,500. The policy also provides for annual cash compensation of $7,500 for each of the members of our audit committee, $5,000 for each of the members of our compensation committee and $3,750 for each of the members of our nominating and corporate governance committee.

In addition, the policy provides that each of our non-employee directors will be eligible to receive annual equity awards of 15,000 options to purchase our common stock, and that upon appointment, new non-employee directors will be eligible to receive an inducement equity award of 30,000 options to purchase our common stock. It is anticipated that all such equity awards will be granted under the Pieris Plan or any other equity compensation plan our Board of Directors and stockholders may approve and adopt in the future. The type of any such award, the amount of shares subject to the award, the vesting schedule and all other terms thereof will be subject to the discretion and approval of our Board of Directors on an annual basis.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned as of April 29, 2015, by (i) each of our current directors and named executive officers, (ii) all executive officers and directors as a group, and (iii) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. We have determined beneficial ownership in accordance with applicable rules of the SEC, which generally provide that beneficial ownership includes voting or investment power with respect to securities. Except as indicated by the footnotes to the table below, we believe, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The information set forth in the table below is based on 29,429,522 shares of our common stock issued and outstanding on of April 29, 2015. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 29, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted in the footnotes below, the address for each person listed in the table below, solely for purposes of filings with the SEC, is c/o Pieris AG, Lise-Meitner-Strasse 30, 85354 Freising-Weihenstephan.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5%+ Stockholders:
OrbiMed Private Investments III, LP (1)	6,759,620	22.97%
The Global Life Sciences Venture Funds (2)	2,483,949	8.44%
Gilde Europe Food & Agribusiness Fund B.V. (3)	2,433,870	8.27%
Mark N. Tompkins (4)	2,335,892	7.94%
Novo Nordisk A/S (5)	2,051,802	6.97%
1798 Fundamental Strategies Master Fund Ltd. (6)	1,500,000	5.10%

Directors and Named Executive Officers:
Stephen S. Yoder (7)	400,000	1.34%
Chau Khuong (8)	2,500	*
Christina Takke, Ph.D. (9)	2,500	*
Michael Richman (10)	5,000	*
Steven Prelack (11)	2,500	*
All Current Directors and Executive Officers as a Group (6 persons)	412,500	1.38%

*	Less than 1%.
(1)	Includes 6,698,939 shares held of record by OrbiMed Private Investments III, LP, or OPI III, and 60,681 shares held of record by OrbiMed Associates III, LP, or Associates III. The address for OPI III and Associates III is 601 Lexington Avenue, 54th Floor, New York, New York. Shares of Pieris are directly owned by OPI III and Associates III. OrbiMed Capital GP III LLC, or GP III, is the sole general partner of OPI III and, as such, may be deemed to indirectly beneficially own the shares held by OPI III. OrbiMed Advisors LLC, or OrbiMed, is the general partner of Associates III and the sole managing member of GP III and, as such, OrbiMed may be deemed to indirectly beneficially own the shares held by OPI III and Associates III. Samuel D. Isaly is the managing member of, and owner of a controlling interest in, OrbiMed. Accordingly, OrbiMed and Mr. Isaly may be deemed to have voting and investment power over the shares held by OPI III and Associates III. GP III, OrbiMed and Mr. Isaly disclaim beneficial ownership with respect to such shares, except to the extent of their pecuniary interest therein, if any.
(2)

Includes 1,397,192 shares held of record by The Global Life Science Ventures Funds II GmbH & Co. KG i.L., or Global Life KG, and 1,086,757 shares held of record by The Global Life Science Ventures Fund II Limited Partnership, or Global Life LP. The address for Global Life KG is Tal 26, 80331 München, Germany. The address for Global Life LP is 1 Royal Plaza, Royal Avenue, St. Peter Port, Guernsey, United Kingdom. The liquidators of Global Life KG are The Global Life Science Ventures

GmbH i.L., whose liquidators are Dr. Hans A. Küpper and Hanns-Peter Wiese, and The Global Life Science Ventures Special Partner GmbH & Co. KG i.L., whose liquidator is The Global Life Science Ventures Special Partner Verwaltungs GmbH i.L., whose liquidators are Dr. Hans A. Küpper and Hanns-Peter Wiese. Accordingly, Dr. Küpper and Mr. Wiese may be deemed to have voting and investment power over the shares held by Global Life KG. Dr. Küpper and Mr. Wiese disclaim beneficial ownership with respect to such shares, except to the extent of their pecuniary interest therein, if any. The liquidator of Global Life LP is The Global Life Science Ventures (GP) Limited, whose managing directors are Barry McClay, Martijn Hes and Peter Touzeau. Accordingly, Messrs. McClay, Hes and Touzeau may be deemed to have voting and investment power over the shares held by Global Life LP. Messrs. McClay, Hes and Touzeau disclaim beneficial ownership with respect to such shares, except to the extent of their pecuniary interest therein, if any.
(3)	The address for Gilde Europe Food & Agribusiness Fund B.V. is Newtonlaan 91, 3584 BP Utrecht, The Netherlands. The manager of Gilde Europe Food & Agribusiness Fund B.V. is Gilde Agribusiness Management B.V., or Gilde Management, and Gilde Management is owned by Gilde Healthcare Holding B.V., or Gilde Holding. Three Managing Partners, Edwin de Graaf, Marc Olivier Perret and Martenmanshurk B.V. (of which Pieter van der Meer is the owner and manager) each own 28.66% of Gilde Holding, and Stichting Administratiekantoor Gilde Healthcare Holding, or Stichting, owns 14% of Gilde Holding. Stichting is controlled by Mr. de Graaf, Mr. Perret and Martenmanshurk B.V. and issued depository receipts for shares in Gilde Holding to two partners, Arthur Franken and Dirk Kersten. Mr. de Graaf, Mr. Perret and Mr. van der Meer share voting and dispositive power over the shares and disclaim beneficial ownership of the shares except to the extent of their respective pecuniary interests therein, if any.
(4)	The address for Mark N. Tompkins is App 1, Via Guidino 23, Lugano 6900, Switzerland.
(5)	The address for Novo Nordisk A/S is Novo Allé, 2880 Bagsvaerd, Denmark. Novo Nordisk A/S is a corporation governed by a board of directors comprised of 11 directors. The members of the board of directors disclaim beneficial ownership with respect to such shares, except to the extent of their pecuniary interest therein, if any.
(6)	The address for 1798 Fundamental Strategies Master Fund Ltd. is PO Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands. 1798 Fundamental Strategies Master Fund Ltd. is owned by the following funds: 1798 Fundamental Strategies Fund Ltd., or FSF, a Cayman exempted company, and 1798 Fundamental Strategies Fund LP, a Delaware limited partnership, or FSF LP, and together with FSF, the 1798 Funds. Lombard Odier Asset Management (USA) Corp., a Delaware corporation, or LOAM, is the investment adviser to the 1798 Funds and as such has voting and dispositive power over the ordinary shares held by 1798 Fundamental Strategies Master Fund Ltd. Each of LOAM, 1798 Fundamental Strategies Master Fund Ltd. and FSF are governed by a board of directors comprised of 5 directors. The managing member of FSF LP is 1798 Global Partners, LLC, a Delaware limited liability company. 1798 Global Partners, LLC is wholly-owned and managed by 1798 Global Partners (Cayman Islands) Ltd, a Cayman exempted company, which is governed by a board of directors comprised of 4 directors. The members of the board of directors of LOAM and the directors of each of 1798 Fundamental Strategies Master Fund Ltd., FSF, FSF LP and 1798 Global Partners (Cayman Islands) Ltd disclaim beneficial ownership with respect to such shares, except to the extent of their pecuniary interest therein, if any.
(7)	Includes options to purchase 400,000 shares of our common stock that are exercisable within 60 days of April 29, 2015, and does not include options to purchase 880,000 shares of our common stock which have not vested and will not be exercisable within 60 days after April 29, 2015.
(8)	Includes options to purchase 2,500 shares of our common stock that are exercisable within 60 days of April 29, 2015 ,and does not include options to purchase 27,500 shares of our common stock which have not vested and will not be exercisable within 60 days after April 29, 2015.
(9)	Includes options to purchase 2,500 shares of our common stock that are exercisable within 60 days of April 29, 2015, and does not include options to purchase 27,500 shares of our common stock which have not vested and will not be exercisable within 60 days after April 29, 2015.
(10)	Includes options to purchase 5,000 shares of our common stock that are exercisable within 60 days of April 29, 2015, and does not include options to purchase 55,000 shares of our common stock which have not vested and will not be exercisable within 60 days after April 29, 2015.
(11)	Includes options to purchase 2,500 shares of our common stock that are exercisable within 60 days of April 29, 2015, and does not include options to purchase 27,500 shares of our common stock which have not vested and will not be exercisable within 60 days after April 29, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

On December 17, 2014, Pieris’ Board of Directors and the holders of at least a majority of its then-outstanding capital stock adopted the Pieris Plan, which authorized the issuance of 3,800,000 shares of our common stock. As of the date hereof, options to purchase 2,546,500 shares of our common stock have been issued under the Pieris Plan to our executive officers, directors, employees and consultants. As a result of such grants, 653,500 shares of our common stock are available for future issuances under the Pieris Plan. For additional information, see “Item 11. Executive Compensation—Director Compensation” and “Item 11. Executive Compensation—Description of Pieris Plan.”

We intend to file a registration statement on Form S-8 under the Securities Act covering all of the shares of common stock subject to equity grants outstanding or reserved under the Pieris Plan. Accordingly, shares of our common stock issued under the Pieris Plan will be eligible for sale in the public market, subject to vesting restrictions. However, resales of certain shares held by our affiliates registered on the Form S-8 will be subject to volume limitations, manner of sale, notice and public information requirements of Rule 144. Further, since we are currently a voluntary filer under the Exchange Act, we are not eligible to file such a registration statement on Form S-8 until we become subject to the reporting requirements of the Exchange Act.

The following table sets forth information as of December 31, 2014 with respect to compensation plans under which equity securities of the Company are authorized for issuance. For a description of the terms of the Pieris Plan, please see “Item 11. Executive Compensation—Description of Pieris Plan.”

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,546,500	$2.01	653,500
Equity compensation plans not approved by security holders	—	—	—

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Pieris (Pieris Pharmaceuticals, Inc., formerly known as Marika Inc.)

Except as described below, since our inception in May 2013, there has not been, nor is there currently proposed, any transaction to which Pieris is or was a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of its total assets at year-end for the last two completed fiscal years, and in which any of our current directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

We were incorporated in Nevada in May 2013 as Marika Inc. In connection with our incorporation, Aleksandrs Sviks was appointed the sole director of Marika Inc., and in such capacity Mr. Sviks appointed himself as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary. On June 26, 2013, Marika Inc. issued 5,000,000 shares of common stock to Mr. Sviks, in exchange for an aggregate payment of $5,000 (or $0.001 per share).

Upon the closing of the Acquisition, Pieris and its former majority stockholder, Aleksandrs Sviks, entered into a Split-Off Agreement and General Release Agreement pursuant to which Pieris transferred all of its pre-Acquisition operating assets and liabilities to the Split-Off Subsidiary. Pursuant to such agreements, Pieris transferred all of the outstanding shares of capital stock of the Split-Off Subsidiary to Mr. Sviks in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 11,363,635 shares of Pieris common stock held by Mr. Sviks (which were cancelled and will resume the status of authorized but unissued shares of Pieris common stock) and (ii) certain representations, covenants and indemnities. Under the terms of a General Release Agreement, dated December 17, 2014, among Pieris, Split-Off Subsidiary and Aleksandrs Sviks, Split-Off Subsidiary and Mr. Sviks agreed to a general release of all claims and liabilities of Pieris and Pieris Operating, as well as certain other customary covenants.

We have entered into indemnification agreements with each of our directors and executive officers. Each of those indemnification agreements is in the form approved by our Board of Directors. Those indemnification agreements require that, under the circumstances and to the extent provided for therein, we indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits and proceedings by reason of the fact that such person is or was a director, officer, employee or agent of our company, any entity that was a predecessor corporation of our company or any of our affiliates. The rights of each person who is a party to such an indemnification agreement are in addition to any other rights such person may have under applicable Nevada law, our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws, any other agreement, a vote of our stockholders, a resolution adopted by our Board of Directors or otherwise.

On December 17, 2014, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain accredited investors providing for the issuance and sale to such investors of an aggregate of 6,779,510 shares of the our common stock in a private placement offering conducted through a series of closings occurring on December 17, 18 and 23, 2014, at a purchase price per share of $2.00 and for aggregate gross proceeds to us of $13.56 million, or the Private Placement. After deducting for placement agent and other fees and expenses, the aggregate net proceeds from the Private Placement were $12.04 million. In connection with the Private Placement we received funding from the holders of more than 5% of our common stock as follows: (i) of $495,282 from OrbiMed Private Investments III, LP, or OPI III, (ii) $4,718 from OrbiMed Associates III, LP, an affiliate of OPI III, or Associates III, (iii) $1,250,000 from Mark N. Tompkins and, and (iv) approximately $3.0 million from 1798 Fundamental Strategies Master Fund Ltd., or Fundamental Strategies. After giving effect to the Private Placement and as of April 29, 2015, each of OPI III, Mark N. Tompkins and Fundamental Strategies is a holder of more than 5% of the outstanding capital stock of Pieris.

At the closings of the Private Placement the Company issued to the investors and their designees, warrants, or the Placement Warrants, to acquire up to 542,360 shares of its common stock. Each of the Placement Warrants is exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. Each Placement Warrant entitles the registered holder to purchase one share of our common stock at a price of $2.00 per share, exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. The number of shares issuable upon exercise of each Placement Warrant is adjustable in the event of stock splits, stock dividends, combinations of shares and similar transactions. Furthermore, if we engage in a merger, sale of substantially all of our assets or similar transaction the holders of more than 50% of the outstanding shares of common stock accept a tender offer, each holder of a Placement Warrant that is outstanding shall have the right to receive the number of shares of the surviving corporation and any additional consideration receivable by a holder of the same number of shares of common stock for which such Placement Warrant is exercisable.

On December 17, 2014, we entered into the Registration Rights Agreement with the investors that participated in the Private Placement. Pursuant to the terms of the Registration Rights Agreement, we agreed to file with the SEC, within 90 days following December 17, 2014, a registration statement to register for resale all of the 6,779,510 shares of our common stock issued in the Private Placement, as well as an additional 20,000,000 shares of our common stock which we issued to former stockholders of Pieris Operating in connection with the closing of the Acquisition, and an additional 542,360 shares of common stock issuable to holders of the Placement Warrants. We have also agreed to use commercially reasonable efforts to have the registration statement declared effective within 180 days following December 17, 2014. If the registration statement is not declared effective on or before the applicable effectiveness deadline or ceases to be effective during the required effectiveness period, except as permitted under the Registration Rights Agreement, we will be obligated pay to each selling stockholder an amount in cash equal to 1.0% of the value of such selling stockholder’s shares of outstanding common stock on every monthly anniversary of such failure and prorated for any portion of a month, until it is cured or all of such selling stockholder’s securities to be registered thereunder have been or may be sold without restriction pursuant to Rule 144. Furthermore, if we fail to timely file reports required to be filed by us pursuant to Section 13(a) or 15(d) under the Exchange Act, we will be obligated pay to each selling stockholder an amount in cash equal to 1.0% of the value of such selling stockholder’s shares of outstanding common stock. Notwithstanding the foregoing, we will not be obligated to make any such payments with respect to any of the securities to be registered thereunder that we are unable to register due to limits imposed by the SEC’s interpretation of Rule 415 promulgated under the Securities Act.

Under the Registration Rights Agreement, subject to exception in certain circumstances or pursuant to the Acquisition, as applicable, we have agreed to keep such registration statement effective until the later of December 17, 2016 and such time as all of the securities to be registered thereunder have been sold under the registration statement or pursuant to Rule 144 or may be sold without restriction pursuant to Rule 144. If there is not an effective registration statement covering the resale of the securities to be registered thereunder at any time prior to December 17, 2015, then the selling stockholders will have “piggyback” registration rights with respect to any such securities that are not eligible for resale pursuant to Rule 144 without volume or manner of sale restrictions in connection with any other registration statement we determine to file that would permit the inclusion of those shares.

Pieris Operating

Except as described below and except for employment compensation, since January 1, 2012, there has not been, nor is there currently proposed, any transaction to which it was or is a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of Pieris Operating’s total assets at year-end for the last two completed fiscal years, and in which any of its directors, executive officers, holders of more than 5% of any class of its voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

In 2001, Pieris Operating entered into a consulting agreement with Dr. Arne Skerra, who was a member of the Pieris Operating supervisory board, pursuant to which Dr. Skerra provides advice regarding the use of new proteins for the purpose of research and development. For each of the years ended December 31, 2012, December 31, 2013 and December 31, 2014, Pieris Operating paid Dr. Skerra €20,000 ($24,202) under the consulting agreement.

In July 2007, Pieris Operating entered into a Research and Licensing Agreement with Technische Universität München, or TUM and the TUM License Agreement. The TUM License Agreement granted certain licenses and protective rights to Pieris Operating related to Anticalin®-brand drug and lipocalin research and Anticalin technology developed by a research team led by Dr. Arne Skerra, who is employed by TUM as Chair of Biological Chemistry. For these licenses and rights, Pieris Operating paid TUM€15,000 ($18,152) in 2012 and €50,000 ($60,505) in 2013, as well as additional payments of €102,000 ($123,430) in 2012 and €25,500 ($30,858) in 2013 for the research conducted in subsequent project stages. No payments were made for such licenses and rights or any other payments in 2014.

Pieris Operating is the project coordinator and a participant of the European Consortium for Anticalin® proteins as next generation high-affinity protein therapeutics, or EUROCALIN, collaborative research project, a drug development collaboration among ten distinct companies and academic institutions across Europe funded in large part by the European Commission under its FP7 HEALTH program pursuant to a Consortium Agreement dated November 21, 2011, or the Consortium Agreement, and the Grant Agreement No. 278408 dated November 21, 2011, or the FP7 Grant Agreement. EUROCALIN received a €6.0 million ($7.3 million) grant from the European Union in 2011. TUM is also a member of the EUROCALIN consortium and is entitled to payments under the FP7 Grant Agreement. Pursuant to the FP7 Grant Agreement, in 2012 and 2013, Pieris Operating, as project coordinator, paid TUM €62,900 ($76,115) and €65,400 ($79,141), respectively, out of the grant funds. No grant funds were dispensed to TUM in 2014.

In November 2012, Pieris Operating entered into the 2012 Bridge Loan. In connection with the financing, Pieris Operating received (i) €492,113 ($595,506) from OPI III, (ii) €4,687 ($5,672) from Associates III, (iii) €421,015 ($509,470) from Gilde Europe Food & Agribusiness Fund B.V., or Gilde, (iv) €219,225 ($265,284) from Coöperatieve AAC LS U.A. (Forbion), or Forbion, (v) €252,173 ($305,154) from The Global Life Science Ventures Funds II GmbH & Co. KG i.L., or Global Life KG, (vi) €196,145 ($237,355) from The Global Life Science Ventures Fund II LP, an affiliate of Global Life KG, or Global Life LP, (vii) €199,606 ($241,543) from Novo Nordisk A/S, or Novo, and (viii) €164,751 ($199,365) from BioM AG, or BioM. The 2012 Bridge Loan accrued interest at a rate of 12% per year and had a maturity date of December 31, 2013, after which the loan amounts began to accrue interest at a rate of 18% per year. In 2012, Pieris Operating accrued interest in the amounts of €3,445 ($4,169), €33 ($40), €3,368 ($4,076), €1,461 ($1,768), €1,008 ($1,220), €0 ($0), €1,397 ($1,691) and €1,373 ($1,661) under the loans to OPI III, Associates III, Gilde, Forbion, Global Life KG, Global Life LP, Novo and BioM, respectively. In 2013, Pieris Operating accrued interest in the amounts of €59,054 ($71,461), €562 ($680), €50,522 ($61,137), €26,307 ($31,834), €30,261 ($36,619), €23,537 ($28,482), €23,953 ($28,986) and €19,770 ($23,924) to OPI III, Associates III, Gilde, Forbion, Global Life KG, Global Life LP, Novo and BioM, respectively. BioM Venture Capital GmbH & Co. KG, or BioM Venture, who, as of the date of execution of the 2012 Bridge Loan was a holder of more than 5% of the outstanding capital stock of Pieris Operating, is an affiliate of BioM. As of the date of execution of the 2012 Bridge Loan, Forbion was a holder of more than 5% of the outstanding capital stock of Pieris Operating.

In March 2014, the 2012 Bridge Loan was amended. Pursuant to the terms of the amendment, (i) the outstanding amount under the 2012 Bridge Loan was reduced by a $400,000 payment to the holders under the 2012 Bridge Loan and (ii) the maturity date was extended to December 31, 2015. Due to the extension, interest under the amended facility accrued at a rate of 12% per year. In connection with the amended financing, Pieris Operating had total repayment amounts owed by Pieris Operating of (i) $98,423 from OPI III, (ii) $937 from Associates III, (iii) $84,203 from Gilde, (iv) $43,845 from Forbion, (v) $50,435 from Global Life KG, (vi) $39,229 from Global Life LP, (vii) $39,921 from Novo, and (viii) $32,950 from BioM. BioM Venture and Forbion, as of the date of execution of the amendment, were holders of more than 5% of the outstanding capital stock of Pieris Operating. Immediately prior to the 2014 Series C Financing, as defined below, there was €2,000,000 ($2,420,200) outstanding under the 2012 Bridge Loan, as amended. As of December 17, 2014 and pursuant to the terms of the 2014 Series C Financing under which the outstanding indebtedness was converted to equity, there were no amounts outstanding under the 2012 Bridge Loan, as amended.

In April 2014, Pieris Operating entered into a second bridge loan agreement, or the 2014 Bridge Loan, with certain of its stockholders pursuant to which Pieris Operating received a commitment for financing in the aggregate amount of €2,000,000 ($2,420,200), which loan amounts, if called by Pieris Operating, would be convertible into shares of Pieris Operating after the maturity date or upon the occurrence of certain events. The 2014 Bridge Loan included two tranches of available financing: (i) Tranche A of €1,500,000 ($1,815,150) and (ii) Tranche B of €500,000 ($605,050). The Tranche A financing commitment consisted of commitments of (i) €598,400 ($724,124) from OPI III, (ii) €3,751 ($4,539) from Associates III, (iii) €149,705 ($181,158) from Novo, (iv) €126,560 ($153,150) from Global Life KG, (v) €98,440 ($119,122) from Global Life LP, (vi) €225,000 ($272,273) from Gilde, (vii) €97,500 ($117,985) from Forbion, (viii) €150,000 ($181,515) from Baytech Venture Capital GmbH & Co. KG, or Baytech, and (ix) €10,310 ($12,476) from BioM. The Tranche B financing commitment consisted of (i) €199,497 ($241,411) from OPI III, (ii) €1,250 ($1,513) from Associates III, (iii) €49,902 ($60,386) from Novo, (iv) €42,197 ($51,063) from Global Life KG, (v) €32,813 ($39,707) from Global Life LP, (vi) €75,000 ($90,758) from Gilde, (vii) €32,500 ($39,328) from Forbion, (viii) €50,000 ($60,505) from Baytech and (ix) €10,310 ($12,476) from BioM. Forbion, BioM Venture and Baytech, as of the date of execution of the 2014 Bridge Loan, were holders of more than 5% of the outstanding capital stock of Pieris Operating. In June 2014, Pieris Operating borrowed 67% of Tranche A, which equals €1,000,000 ($1,210,100). The amount borrowed consisted of funds of (i) €398,993 ($482,821) from OPI III, (ii) €2,501 ($3,026) from Associates III, (iii) €99,803 ($120,772) from Novo, (iv) €84,373 ($102,100) from Global Life KG, (v) €65,627 ($79,415) from Global Life LP, (vi) €150,000 ($181,515) from Gilde, (vii) €65,000 ($78,657) from Forbion, (viii) €100,000 ($121,010) from Baytech, and (ix) €6,873 ($8,317) from BioM. Loan amounts outstanding under the 2014 Bridge Loan accrued interest at a rate of 12% per year and had a maturity date of December 31, 2015, after which the loan amounts would accrue interest at a rate of 18% per year. Immediately prior to the 2014 Series C Financing, as defined below, there was €1,000,000 ($1,210,100) outstanding under the 2014 Bridge Loan. In September 2014 and in connection with the 2014 Series C Financing, the stockholder parties to the 2014 Bridge Loan invested the remaining €1,000,000 ($1,210,100) commitment under the bridge loan in cash directly in the 2014 Series C Financing, including funds of (i) €398,994 ($482,823) from OPI III, (ii) €2,500 ($3,025) from Associates III, (iii) €99,803 ($120,772) from Novo, (iv) €84,373 ($102,100) from Global Life KG, (v) €65,627 ($79,415) from Global Life LP, (vi) €150,000 ($181,515) from Gilde, (vii) €65,000 ($78,657) from Forbion, (viii) €100,000 ($121,010) from Baytech, and (ix) €6,874 ($8,318) from BioM, which was treated as new investment under the 2014 Series C Financing, or the Convertible Cash Investment. As of December 17, 2014 and pursuant to the 2014 Series C Financing under which the outstanding indebtedness was converted to equity, there were no amounts outstanding under the 2014 Bridge Loan.

On October 10, 2014, Pieris Operating entered into an investment agreement and consolidated shareholders’ agreement, each dated October 10, 2014, pursuant to which (i) the aggregate outstanding amounts under the 2012 Bridge Loan, as amended, and 2014 Bridge Loan of €3,000,000 ($3,630,300) were converted into shares of Series C Preferred Stock of Pieris Operating and (ii) Pieris Operating received a cash investment, including the Convertible Cash Investment, in the aggregate amount of €5,970,149 ($7,224,477) in consideration for shares of Pieris Operating’s Series C Preferred Stock, or the 2014 Series C Financing.

The converted bridge loan portion of the 2014 Series C Financing included (a) €2,000,000 ($2,420,200) outstanding under the 2012 Bridge Loan, as amended, including funds of (i) €492,113 ($595,506) from OPI III, (ii) €4,687 ($5,672) from Associates III, (iii) €421,015 ($509,470) from Gilde, (iv) €219,225 ($265,284) from Forbion, (v) €252,173 ($305,155) from Global Life KG, (vi) €196,145 ($237,355) from Global Life LP, (vii) €199,606 ($241,543) from Novo and (viii) €164,751 ($199,365) from BioM and (b) €1,000,000 ($1,210,100) outstanding under the 2014 Bridge Loan including funds of (i) €398,994 ($482,823) from OPI III, (ii) €2,500 ($3,025) from Associates III, (iii) €99,803 ($120,772) from Novo, (iv) €84,373 ($102,100) from Global Life KG, (v) €65,627 ($79,415) from Global Life LP, (vi) €150,000 ($181,515) from Gilde, (vii) €65,000 ($78,657) from Forbion, (viii) €100,000 ($121,010) from Baytech, and (ix) €6,874 ($8,318) from BioM.

The cash investment portion of the 2014 Series C Financing provided for two tranches of available financing. The first tranche consisted of a cash investment of €3,552,646 ($4,299,057) and the second tranche consisted of a cash investment of €1,417,503 ($1,715,320). In addition, the cash investment portion of the 2014 Series C Financing included €1,000,000 ($1,210,100) from the Convertible Cash Investment as described above. In October to November 2014, the first tranche of the 2014 Series C Financing was consummated, consisting of an issuance of an aggregate of 1,629,469 shares of Series C Preferred Stock, including funds of (i) €2,218,972 ($2,685,178) from OPI III, (ii) €19,843 ($24,012) from Associates III, (iii) €150,000 ($181,515) from Gilde, (iv) €65,000 ($79,657) from Forbion, (v) €84,373 ($102,100) from Global Life KG, (vi) €65,627 ($79,415) from Global Life LP, (vii) €99,803 ($120,772) from Novo, (viii) €6,874 ($8,318) from BioM, (ix) €275,000 ($332,778) from Baytech and (x) €1,492,537 ($1,806,119) from Cadila Healthcare Limited, or Zydus. In November to December 2014, the second tranche of the 2014 Series C Financing was consummated, consisting of the issuance of an aggregate of 234,877 shares of Series C preferred stock including funds of €579,861 ($701,690) from Mark N. Tompkins. Forbion, BioM Venture, Baytech and Zydus, as of the date of execution of the 2014 Series C Financing, were holders of more than 5% of the outstanding capital stock of Pieris Operating.

In the aggregate, as of April 29, 2015, Pieris Operating has received approximately €51.7 million ($62.6 million) in equity investments from its stockholders as follows: (i) in 2001, seed round financing of €0.6 million ($.7 million); (ii) in 2002, two tranches of Series A financing in an aggregate amount of approximately €12.2 million ($14.8 million); (iii) in 2006, Series A-1 financing of approximately €4.9 million ($5.9 million), (iv) in 2008, two tranches of Series B financing in an aggregate of approximately €25.0 million ($30.3 million) and (v) the 2014 Series C Financing of approximately €9.0 million ($10.9 million). Our stockholders have invested in these activities in the following aggregate amounts: (i) approximately €13.1 million ($15.9 million) from OPI III and Associates III; (ii) approximately €8.0 million ($9.7 million) from Global Life KG and Global Life LP; (iii) approximately €7.9 million ($9.6 million) from Gilde; (iv) approximately €5.4 million ($6.5 million) from Novo; (v) approximately €4.8 million ($5.8 million) from Forbion; (vi) approximately €3.4 million ($4.1 million) from Baytech; (vii) an aggregate of approximately €2.7 million ($3.3 million) from Bio M and BioM Venture, an affiliate of BioM, (viii) approximately €1.5 million ($1.8 million) from Zydus, and (ix) approximately €0.6 million ($0.7 million) from Mark N. Tompkins. Other stockholders invested in aggregate approximately €4.4 million ($5.3 million).

Each of OPI III, Gilde, Forbion, Global Life KG, Global Life LP, Novo, Baytech and Zydus was a holder of more than 5% of the outstanding capital stock of Pieris Operating prior to the closing of the Acquisition, and each of OPI III, Gilde, Forbion, Global Life KG, Novo, Zydus and Mark N. Tompkins was a holder of more than 5% of the outstanding capital stock of Pieris as of December 17, 2014 giving effect to the Acquisition. After giving effect to the Private Placement and as of April 29, 2015, each of OPI III, Gilde, Global Life KG, Novo, Mark N. Tompkins and Fundamental Strategies is a holder of more than 5% of the outstanding capital stock of Pieris. Former members of the supervisory board of Pieris Operating are associated with these 5% stockholders as follows: Dr. Michael Sheffery is a Partner Emeritus at OrbiMed Advisors LLC, which is the general partner of Associates III and the sole managing member of OPI III, Dr. Hans A. Küpper is a managing director of The Global Life Sciences Ventures GmbH, which is the general partner of Global Life KG and advisor to Global Life LP, and Edwin de Graaf is the managing director of Glide Healthcare Holding B.V., the parent company of Gilde Agribusiness Management B.V., the manager of Gilde. Further, Chau Khuong, a current member of our Board of Directors and a member of the supervisory board of Pieris Operating, is also an employee of OrbiMed Advisors LLC and Dr. Christina Takke, a current member of our Board of Directors and a member of the supervisory board of Pieris Operating, is a proxy holder of Forbion I Management B.V., the director of Forbion. Last, in October 2013, Pieris Operating entered into a development and license agreement with Zydus for the preclinical development of PRS-110, pursuant to which Pieris Operating shares certain commercial rights to PRS-110 with Zydus. For more information about the Zydus agreement, see “Item 1. Business—Strategic Partnerships”.

Review, Approval or Ratification of Transactions with Related Persons

Pursuant to the written charter of our audit committee, the audit committee is responsible for reviewing and approving all transactions in which we are a participant and in which any parties related to us, including our executive officers, our directors, beneficial owners of more than 5% of our securities, immediate family members of the foregoing persons and any other persons whom our Board of Directors determines may be considered related parties under Item 404 of Regulation S-K, has or will have a direct or indirect material interest. All of the transactions described in this section occurred prior to the adoption of the audit committee charter.

Director Independence

In connection with the closing of the Acquisition, our Board of Directors undertook a review of the composition of our Board of Directors and independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Chau Khuong, Dr. Christina Takke, Michael Richman and Steven Prelack would qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2). Stephen S. Yoder would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he currently serves as our Chief Executive Officer. In making such determinations, our Board of Directors considered the relationships that each of our non-employee directors has with our company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Subject to some exceptions, NASDAQ Listing Rule 5605(a)(2) provides that a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that a director cannot be an “independent director” if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us within the preceding three years, other than for service as a director or benefits under a tax-qualified retirement plan or non-discretionary compensation (or, for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is a current partner of our independent public accounting firm, or has worked for such firm in any capacity on our audit at any time during the past three years; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer, partner or controlling stockholder of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during our past three fiscal years, exceeds the greater of 5% of the recipient’s consolidated gross revenues for that year or $200,000 (except for payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs). Additionally, in order to be considered an independent member of an audit committee under Rule 10A-3 of the Exchange Act, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other committee of the Board of Directors, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the applicable company or any of its subsidiaries or otherwise be an affiliated person of the applicable company or any of its subsidiaries.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Effective on December 17, 2014, the Company dismissed Harris & Gillespie CPA’S PLLC, or Harris & Gillespie, as our independent registered public accounting firm engaged to audit our financial statements. On January 11, 2015, the Audit Committee engaged Ernst & Young GmbH Wirtschaftsprüfungsgesellschaft, or E&Y, as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements. E&Y was engaged by Pieris Operating before it became our wholly-owned subsidiary to audit its financial statements for the years ended December 31, 2013 and 2012 and the statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. E&Y audited our financial statements for the fiscal year ended December 31, 2014.

The following table presents fees for professional audit services rendered by E&Y for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and December 31, 2013, and fees billed for other services rendered by E&Y during those periods.

	2014	2013
Audit fees:(1)	$320,331	$274,503
Audit related fees:(2)	5,855	5,886
Tax fees:	—	—
All other fees:	—	—
Total	$326,186	$280,389

(1)	Audit fees consisted of audit work performed on the annual financial statements, review of quarterly financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements, Current Reports on Form 8-K and related amendments and statutory audits.
(2)	Audit related fees consisted principally of fees relating to an audit for Pieris Operating regarding the FP7 Grant Agreement, which is described in more detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

None of the services set forth above in the category audit related fees were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), as all such services were performed by E&Y for Pieris Operating prior to the engagement of E&Y by the Company and prior to the formation of the Audit Committee in December 2014.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed on the annual financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget at year end by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Amendment No. 1 to annual report on Form 10-K/A:

Item 15(a)(1) and (2)	All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8 of our Annual Report on Form 10-K.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A.

Exhibit Number	Description

2.1	Acquisition Agreement, dated as of December 17, 2014, by and among the Registrant, Pieris AG and the former stockholders of Pieris AG named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.1@	2014 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.2@	Form of Stock Option Award Agreement under the Registrant’s 2014 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.3±	Collaboration Agreement by and between Pieris AG and Allergan Sales, LLC, dated as of August 21, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.4±**	Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur SA, dated as of September 24, 2010.

10.5±	First Letter Agreement to Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur SA, dated as of February 20, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.6±	Side Agreement to the Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur Inc., dated as of January 19, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-202123) filed with the SEC on February 17, 2015).

10.7±**	Collaboration Research and Technology Licensing Agreement by and between Pieris AG and Daiichi Sankyo Company Limited, dated as of May 31, 2011.

10.8±**	Development and License Agreement by and between Pieris AG and Cadila Healthcare Limited, dated as of October 7, 2013.

10.9±**	Joint Development and License Agreement by and between Pieris AG and Stelis BioPharma Private Limited, dated as of November 21, 2013.

10.10±**	Research and Licensing Agreement by and between Pieris AG and Technische Universität München, dated as of July 26, 2007.

10.11@	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.12@	Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of August 30, 2009 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

Exhibit Number	Description

10.13@	Amendment to Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of March 12, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.14@	Amended and Restated Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of December 17, 2014 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.15@	Acknowledgement and Waiver Agreement by and between Pieris AG and Stephen S. Yoder, dated as of December 12, 2014 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.16@	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.17@	Management Agreement by and between Pieris AG and Claus Schalper, dated as of February 6, 2008 (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.18@	Consulting Agreement by and between Pieris AG and Claus Schalper, dated as of July 9, 2013 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 17, 2014).

10.19@	Employment Agreement by and between Pieris AG and Dr. Ulrich Moebius, dated as of June 26, 2013 (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.20@	Amendment to Employment Agreement by and between Pieris AG and Dr. Ulrich Moebius, dated as of January 28, 2014 (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.21@	Amendment to Employment Agreement by and between Pieris AG and Dr. Ulrich Moebius, dated as of October 21, 2014 (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.22@	Management Agreement by and between Pieris AG and Dr. Laurent Audoly, dated as of May 18, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.23@	Consulting Agreement by and between Pieris AG and Danforth Advisors, LLC, effective as of November 19, 2014 (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.24	Lease Agreement by and between Pieris AG and Födergesellschft IZB mbH, dated as of May 4, 2011 (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.25	Convertible Bridge Loan Agreement by and among Pieris AG and the Stockholder parties listed therein, dated as of November 12, 2012 (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.26	Amendment to Convertible Bridge Loan Agreement by and among Pieris AG and the Stockholders listed therein, dated as of March 4, 2014 (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.27	Participation Agreement (silent partnership agreement) between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated May 13, 2003 (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

Exhibit Number	Description

10.28	Repayment Agreement by and between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated as of April 3, 2014 (incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.29	Settlement Agreement (Accelerated Repayment Agreement) by and between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated as of December 11, 2014 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.30	Convertible Bridge Loan Agreement by and among Pieris AG and the Stockholders listed on Exhibit A thereto, dated as of April 14, 2014 (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.31	Consolidated Shareholders’ Agreement 2014, Pieris AG, Freising, Germany, by and among Pieris AG and the Stockholders party thereto, dated October 10, 2014 (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.32	Investment Agreement, Pieris AG, Freising, Germany, by and among Pieris AG, Stephen Yoder and the Existing Shareholders party thereto, dated October 10, 2014 (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.33	Agreement, by and among Pieris AG and the Stockholders party thereto, dated December 5, 2014 (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.34	Split-Off Agreement, by and among the Registrant, Marika Enterprises Inc. and Aleksandrs Sviks, dated December 17, 2014 (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.35	General Release Agreement, by and among the Registrant, Marika Enterprises Inc. and Aleksandrs Sviks, dated December 17, 2014 (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

10.36	Form of Securities Purchase Agreement, dated December 17, 2014, by and among Pieris Pharmaceuticals, Inc. and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 23, 2014).

10.37	Form of Registration Rights Agreement, dated December 17, 2014, by and among Pieris Pharmaceuticals, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 23, 2014).

10.38	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by Pieris Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 23, 2014).

14.1**	Corporate Code of Ethics and Conduct and Whistleblower Policy.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K (File No. 333-190728) filed with the SEC on December 18, 2014).

31.1**	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.2**	Certification of Darlene Deptula-Hicks, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.3*	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

31.4*	Certification of Darlene Deptula-Hicks, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002.

32.1**	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

32.2**	Certification of Darlene Deptula-Hicks, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350 (furnished with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit Number	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Previously filed
@	Management contract or compensatory plan or arrangement
±	Confidential treatment requested

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized, on April 29, 2015.

PIERIS PHARMACEUTICALS, INC.

Date: April 29, 2015	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President