Form 10-Q
period 2015-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2015-05-14
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-190728

PIERIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0784346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lise-Meitner-Strasse 30 Freising-Weihenstephan, Germany	85354 (Zip Code)
(Address of principal executive offices)

+49 81 6114 11400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 12, 2015 was 29,429,522.

PIERIS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

i

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

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.0741 in The City of New York for cable transfers of euro as certified for customs purposes by the Federal Reserve Bank of New York as of March 31, 2015.

Forward Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “projects,” “predicts,” “should,” “would,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.

ii

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates, and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; and regulatory developments in the U.S. and foreign countries.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Form 10-K filed on March 30, 2015 could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

iii

PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,167,036	$18,474,211
Other current assets	1,275,714	1,207,072
Prepaid expenses	507,390	109,332
Income tax receivable	15,232	14,810

Total current assets	14,965,372	19,805,425
Property and equipment, net	1,785,789	2,052,221
Deferred tax asset	23,541	26,522

Total assets	$16,774,702	$21,884,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$1,539,706	$1,260,015
Accrued expenses	413,395	743,866
Other current liabilities	274,255	242,755
Bank loan, including accrued interest	—	1,270,605
Deferred tax liabilities	23,541	26,522

Total current liabilities	2,250,897	3,543,763
Accrued expenses, non-current	296,452	333,988

Total liabilities	2,547,349	3,877,751

Stockholders’ equity
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 29,429,522 and 29,279,522 issued and outstanding at March 31, 2015 and December 31, 2014	29,430	29,280
Additional paid-in capital	85,155,534	84,627,283
Accumulated other comprehensive loss	(1,445,829)	(843,097)
Accumulated deficit	(69,511,782)	(65,807,048)

Total stockholders’ equity	14,227,353	18,006,417

Total liabilities and stockholders’ equity	$16,774,702	$21,884,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Revenue	$217,621	$1,372,879
Operating costs and expenses
Research and development	(1,524,631)	(1,222,745)
General and administrative	(2,394,323)	(821,351)

	(3,918,954)	(2,044,096)
Loss from operations	(3,701,333)	(671,217)
Other income (expense)
Interest expense	(4,170)	(109,289)
Other income, net	769	583
Loss before income taxes	(3,704,734)	(779,923)
Income tax benefit	—	18

Net loss	$(3,704,734)	$(779,905)

Net loss per share
Basic and diluted	$(0.13)	$(0.07)
Weighted average number of common shares outstanding
Basic and diluted	29,292,855	11,828,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Net loss	$(3,704,734)	$(779,905)
Other comprehensive loss
Foreign currency translation adjustments	(602,732)	(3,627)

Total other comprehensive loss, after tax	(602,732)	(3,627)

Comprehensive loss	$(4,307,466)	$(783,532)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,704,734)	$(779,905)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	78,117	95,549
Non-cash interest expense	—	82,230
Stock-based compensation	217,335	—
Non-cash Restricted shares	311,066	—
Other	(127,482)	—
Changes in operating assets and liabilities:
Restricted cash	—	911
Trade accounts receivable	—	479,677
Prepaid expenses	(408,218)	(46,627)
Other assets	(317,073)	(260,096)
Trade accounts payable	440,649	370,122
Accrued and other liabilities	(208,047)	(410,902)
Income taxes	(2,184)	50,564

Net cash used in operations	(3,720,571)	(418,477)
Cash flows from investing activities:
Purchase of property and equipment	(40,648)	(1,768)

Net cash used in investing activities	(40,648)	(1,768)
Cash flows from financing activities:
Repayment of debt	(1,000,323)	—

Net cash used in financing activities	(1,000,323)	—
Effect of exchange rate change on cash and cash equivalents	(545,633)	742
Net decrease in cash and cash equivalents	(5,307,175)	(419,503)
Cash and cash equivalents at beginning of period	18,474,211	3,689,382

Cash and cash equivalents at end of period	$13,167,036	$3,269,879

Supplemental cash flow disclosures:
Cash paid for interest	$4,224	$27,059
Cash received for income taxes	$(422)	$(18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Corporate Information

Pieris Pharmaceuticals, Inc. is a holding company incorporated in May 2013 under the name Marika Inc. On December 17, 2014 Pieris AG (a German company which was founded in 2001 by Prof. Dr. Arne Skerra, Professor at the Technical University of Munich, Germany, and Claus Schalper) became a wholly owned subsidiary of Pieris Pharmaceuticals, Inc., pursuant the Acquisition (described below). The registered office of Pieris Pharmaceuticals, Inc. and the corporate headquarters and research facility of Pieris AG are located in Freising-Weihenstephan, Germany. Pieris Australia Pty Ltd., a wholly owned subsidiary of Pieris AG, was formed on February 14, 2014 to conduct research and development in Australia.

On December 17, 2014, Pieris Pharmaceuticals, Inc., Pieris AG, and the former stockholders of Pieris AG entered into an acquisition agreement, or the Acquisition Agreement. Pursuant to the Acquisition Agreement, on December 17, 2014, the stockholders of Pieris AG contributed all of their equity interests in Pieris AG to Pieris Pharmaceuticals, Inc. in exchange for shares of Pieris Pharmaceuticals, Inc. common stock, which resulted in Pieris AG becoming a wholly owned subsidiary of Pieris Pharmaceuticals, Inc. (the “Acquisition”). Upon the closing of the Acquisition, Pieris Pharmaceuticals, Inc. ceased to be a “shell company” under applicable rules of the SEC. For more information on the acquisition, please refer to Note 3 Acquisition of the consolidated financial statements as of December 31, 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On December 17, 2014, Pieris Pharmaceuticals, Inc. entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain accredited investors (the “Investors”) providing for the issuance and sale to such Investors of an aggregate of 6,779,510 shares of our common stock in a private placement offering conducted through a series of closings occurring on December 17, 18 and 23, 2014, at a purchase price per share of $2.00 and for aggregate gross proceeds of approximately $13.56 million (the “Private Placement”). Northland Securities, Inc. and Katalyst Securities, LLC served as co-exclusive placement agents (the “Placement Agents”) for the Private Placement. At the closings of the Private Placement we issued to the Placement Agents and their designees, warrants (the “Placement Warrants”), to acquire up to 542,360 shares of our common stock at an exercise price of $2.00 per share. Each of the Placement Warrants is exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance.

Pieris Pharmaceuticals, Inc. and its consolidated subsidiaries (the “Company”) is a clinical-stage biopharmaceutical company dedicated to the discovery and development of the Anticalin® class of biotherapeutics for patients with diseases in which the Company believes there is high unmet medical need.

The Company´s core Anticalin® technology and platform was developed in Germany, and the Company has partnership arrangements with major multi-national pharmaceutical companies headquartered in the U.S., Europe and Japan and with regional pharmaceutical companies headquartered in India.

2.	Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnotes normally included in financial statement prepared in accordance with U.S. GAAP have been omitted pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete annual consolidated financial statements.

In the opinion of management, the unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Pieris Pharmaceuticals, Inc.’s unaudited interim consolidated financial statements have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

Use of estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses in the financial statements and disclosures in the accompanying notes. Actual results and outcomes could differ materially from management´s estimates, judgments and assumptions.

Segment Reporting

Pieris Pharmaceuticals, Inc. operates as a single segment dedicated to the discovery and development of biotechnological applications and the Company’s chief operating decision maker (CODM) makes decisions based on the Company as a whole. Accordingly, Pieris Pharmaceuticals, Inc. operates and makes decisions as one reporting unit.

Milestone Payments and Royalties

At the inception of each agreement that includes milestone payments, Pieris Pharmaceuticals, Inc. evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. Pieris Pharmaceuticals, Inc. evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Pieris Pharmaceuticals, Inc. aggregates milestones into three categories (i) research milestones, (ii) development milestones and (iii) commercial milestones. Research milestones are typically achieved upon reaching certain success criteria as defined in each agreement related to developing an Anticalin protein against the specified target. Development milestones are typically reached when a compound reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones are typically achieved when an approved pharmaceutical product reaches the status for commercial sale or certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

For revenues from research and development milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, such amounts are recognized entirely upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the period of performance. To date, Pieris Pharmaceuticals, Inc. has determined all milestones are substantive. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalty payments are recognized in revenues based on the timing of royalty payments earned in accordance with the agreements; which typically is the period when the relevant sales occur, assuming all other revenue recognition criteria are met.

Fair Value Measurement

ASC Topic 820 Fair Value Measurement defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pieris Pharmaceuticals, Inc. applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

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

Pieris Pharmaceuticals, Inc.’s cash equivalents consist of highly liquid money market funds and are measured at fair value on a recurring basis. These funds are classified as Level 1 in the fair value hierarchy because they are valued using quoted prices for the periods ended March 31, 2015 and December 31, 2014. The carrying amounts of $471,011 and $ 4,800,573 as of March 31, 2015 and December 31, 2014, respectively, equal the fair value of the cash equivalents.

The Company’s other financial instruments include debt instruments and are classified as Level 2 within the fair value hierarchy. The fair value of these instruments was determined using the discounted cash flow method based on contractual cash flows and the current rate at which debt with similar terms could be issued. The fair values for these debt instruments approximated carrying values as of March 31, 2015 and December 31, 2014.

Income taxes

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

Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to the same amount as deferred tax liabilities and determines an effective tax rate of zero percent.

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual items” (ASU 2015-01). The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The company is currently evaluating the impact of this new standard.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December, 15, 2017. The company is currently evaluating the impact of this new standard.

Pieris Pharmaceuticals, Inc. has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

3.	Revenues

General

Pieris Pharmaceuticals, Inc. has not generated revenues from product sales. Pieris Pharmaceuticals, Inc. has generated revenues pursuant to (i) license and collaboration agreements, which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments, and (ii) government grants.

Collaborations and Other Agreements

Allergan, Inc.

In August 2009, pursuant to an agreement with Allergan, Inc. (“Allergan”), the Company granted Allergan a worldwide exclusive license to develop and commercialize certain drug candidates for the treatment and prevention of ocular diseases. Allergan is responsible for the research, development, manufacturing and commercialization of any products resulting from the license. The Company received a non-refundable upfront payment of $10 million upon execution of the contract in 2009 and is entitled to receive up to an aggregate of $13 million in milestone payments upon the achievement of certain commercial milestones or patents granted to the Company by the United States Patent and Trademark Office that cover a product licensed to Allergan.

At the inception of the agreement, the Company recognized revenues from the upfront license payment because, based on the stage of development of the licensed product delivered and the development capabilities of Allergan, the Company determined that the license had standalone value. Through March 31, 2015, none of the milestones had been achieved and, as such, the Company has not recognized milestone-related revenues.

Daiichi Sankyo Co., Ltd.

In May 2011, the Company entered into an agreement with Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), under which Pieris AG will use its proprietary Anticalin® scaffold technology to identify drug candidates against certain targets selected by Daiichi Sankyo, with further development and commercialization performed by Daiichi Sankyo. For any targets selected by Daiichi Sankyo, the Company granted an exclusive, worldwide license for the research, development and commercialization of drug candidates identified by the Company. The Company has handed over further development responsibility for the two collaboration projects to Daiichi Sankyo, which handovers occurred in March 2013 and June 2014.

Upon execution of the agreement, Daiichi Sankyo paid the Company a non-refundable upfront payment in the amount of $10.1 million in consideration for the licenses, and for each licensed product, the Company is entitled to receive potential milestone payments of $87.6 million, plus royalties on the commercial sales of any commercial products. The total milestones are categorized as follows: research milestones - $2.5 million; development milestones - $36.0 million; commercial milestones - $48.3 million; additional diagnostic milestones of $0.7 million. At the inception of the agreement, these milestones were determined to be substantive as there was substantial uncertainty the milestones would be achieved, they would require substantial performance from the entity, and the consideration was reasonable relative to other deliverables. The agreement includes provisions for the Company to provide research services funded by Daiichi Sankyo at agreed upon full-time employee rates during the initial identification and research period.

In accordance with the guidance in ASC 605-25, the Company identified the licenses and research funding as deliverables at the inception of the arrangement. The Company has determined that the licenses and research services provided by the Company represent one unit of accounting because, based on the stage of development of the licensed product, the research services provided by the Company to identify drug candidates using the Company’s proprietary Anticalin® technology against Daiichi Sankyo’s selected targets were necessary before the licenses would have any standalone value. Therefore, the total arrangement consideration was recognized over the estimated period of substantial involvement, which was determined to be the period during the Company was required to provide research services to discover drug candidates against targets identified. The Company estimated this period would be approximately two years. The Company reassesses the estimated term at the end of each reporting period.

The Company has not recognized any milestone payments as revenue for the three months ended March 31, 2015 and 2014 respectively. In general, milestones could not be achieved solely upon the passage of time. For revenue recognition purposes, management determined these milestones to be substantive in accordance with applicable accounting guidance related to milestone revenue. Substantive uncertainty existed at the inception of the arrangement as to whether the milestones would be achieved because of the numerous variables, such as the high rate of failure inherent in research and development activities and the uncertainty involved with obtaining regulatory approval. For the three months ended March 31, 2015, the Company did not recognized any revenues related to the Daiichi Sankyo Collaboration and for the three months ended March 31, 2014, the Company recognized $0.7 million in revenues. None of the revenue was related to the achievement of milestones.

Sanofi-Aventis and Sanofi-Pasteur

In September 2010, the Company entered into an agreement with Sanofi-Aventis and Sanofi Pasteur (“Sanofi”), under which the Company agreed to apply its proprietary Anticalin® technology to identify drug candidates against certain targets selected by Sanofi, with further development and commercialization performed by Sanofi. The agreement included the initial identification of two targets by Sanofi, with options to select up to four additional targets. For any targets selected by Sanofi, the Company granted an exclusive, worldwide license for the research, development and commercialization of drug candidates identified by the Company. In addition to the two initial targets selected by Sanofi, Sanofi exercised one of the four options and received a license. The remaining three options expired unexercised.

Upon execution of the agreement, Sanofi paid the Company an upfront payment of $4.9 million in consideration for licenses on the first two targets and options to select an additional four licenses on other targets (with each option requiring an additional upfront payment upon exercise). Additionally, for each licensed product, the Company is entitled to receive milestone payments up to $49.6 million, plus royalties on the sales of any commercial products. The total milestones are categorized as follows: research milestones - $1.8 million; development milestones - $28.5 million; commercial milestones - $19.3 million. At the inception of the agreement, these milestones were determined to be substantive because (i) there was substantial uncertainty the milestones would be achieved, (ii) they would require substantial performance from the entity, and (iii) the consideration was reasonable relative to other deliverables. The agreement included provisions for the Company to provide research services funded by Sanofi at agreed upon full-time employee equivalent rates during the initial identification and research period.

In accordance with the guidance in ASC 605-25, the Company identified the licenses, options to obtain additional licenses and research funding as deliverables at the inception of the arrangement. The options were considered to be substantive at the inception of the agreement. Factors considered in determining the options were substantive were whether (i) Sanofi could obtain the overall objective of the agreement without exercising any options, (ii) Sanofi was able to obtain value from the initial licenses obtained without exercising any options, (iii) the cost to exercise the options was significant relative to the total upfront payment of $4.9 million for two licenses and four options, and (iv) exercising the option created additional financial commitments for Sanofi or imposed economic penalties on Sanofi.

The Company has determined that, for each program selected by Sanofi, the license and research services provided by the Company represent one unit of accounting because, based on the stage of development of the licensed product, the research services provided by the Company to identify drug candidates using the Company’s proprietary Anticalin technology against Sanofi’s selected targets were necessary before the licenses would have any standalone value.

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

At inception, the total arrangement consideration of $8.1 million (which comprises the $4.9 million upfront payment and the expected fees for the research services to be provided under the remainder of the arrangement) was allocated to the deliverables based on the relative selling price method as follows: $3.5 million to the licenses, $1.4 million to the four options to acquire additional licenses and $3.2 million to the estimated research services to be provided. As the license and research services were determined to be one unit of accounting, the consideration allocated to each license is recognized over the period of substantial involvement, which was determined to be the period during the Company was required to provide research services to discover drug candidates against targets identified, approximately two years. The Company reassesses the estimated term at the end of each reporting period. At the end of 2012, the Company determined that the required research term for one of the initial terms would extend to a period of 40 months, and management updated the estimated required service period to amortize the remaining deferred upfront payment over the new term. Two of the four options expired un-exercised in 2011, and as a result the Company recognized $0.7 million of revenue upon expiration. The option term for the remaining two options was extended to February 2013, and Sanofi exercised one option to obtain an additional license. For the exercised option, the allocated consideration of $0.27 million for the option and the $1.1 million payment of the exercise price of the option were deferred and amortized over the expected required service period of approximately two years. The program covered by the exercised option was terminated in December 2013, and accordingly, the Company recognized the remaining deferred revenue upon termination. The remaining option expired in February 2013 and the allocated consideration of $0.35 million was recognized into revenue at the time of expiration.

The Company has not recognized any milestone payments as revenue for the three months ended March 31, 2015. The Company has recognized a milestone payment of $0.3 million as revenue for the three months ended March 31, 2014. The milestone payment was based on successful in vivo studies. The milestone could not be achieved solely upon the passage of time. For revenue recognition purposes, management determined this milestone to be substantive in accordance with applicable accounting guidance related to milestone revenue. Substantive uncertainty existed at the inception of the arrangement as to whether the milestone would be achieved because of the numerous variables, such as the high rate of failure inherent in research and development activities and the uncertainty involved with obtaining regulatory approval. Therefore, the payment was recognized in its entirety as revenue in the three months ended March 31, 2014 when the research milestone was reached.

For the three months ended March 31, 2015, the Company did not recognized any revenues related to the Sanofi collaboration and for the three months ended March 31, 2014, the Company recognized $0.5 million in revenues, of which $0.3 million related to the achievement of milestones.

4.	Related-Party Transactions

Research and License Agreement with Technische Universität München (“TUM”)

On July 4, 2003, the Company entered into a research and licensing agreement with TUM, which was subsequently renewed and, on July 26, 2007, superseded and replaced. The agreement established a joint research effort led by Prof. Arne Skerra, Chair of Biological Chemistry of TUM, to optimize Anticalin technologies for use in therapeutic, prophylactic and diagnostic applications and as research reagents, and to gain fundamental insights in lipocalin scaffolds. Prof. Dr. Skerra was a member of Pieris AG’s supervisory board when the parties entered into such agreement. The Company provided certain funding for TUM research efforts performed under the agreement.

As a result of research efforts to date under the agreement, the Company holds a worldwide exclusive license under its license agreement with TUM to multiple patents and patent applications, including an exclusive license to an issued U.S. patent, which patent will expire in 2027 (subject to a possible term adjustment period). Pieris AG also holds an exclusive license to an issued U.S. patent No. 8,420,051, which patent is expected to expire in 2029. The Company bears the costs of filing, prosecution and maintenance of patents assigned or licensed to the Company under the agreement.

As consideration for the assigned patents and licenses above, the Company is required to pay certain development milestones to TUM. The Company also is obliged to pay low-single-digit royalties, including annual minimum royalties, on sales of such products incorporating patented technologies. If the Company grants licenses or sublicenses to those patents to third parties, the Company will be obliged to pay a percentage of the resulting revenue to TUM. The Company´s payment obligations are reduced by the Company´s proportionate contribution to a joint invention. Payment obligations terminate on expiration or annulment of the last patent covered by the agreement. The Company can terminate the licenses to any or all licensed patents upon specified advance notice to TUM. TUM may terminate the license provisions of the agreement only for cause. Termination of the agreement does not terminate the rights in patents assigned to the Company.

The Company has incurred the following expenses related to TUM (excluding value added taxes):

	Three months ended March 31,
	2015	2014
Transfer of licenses and protective rights	$14,057	$17,131

Total expenses incurred with TUM	$14,057	$17,131

The Company has recorded $291,081 and $373,357 as of March 31, 2015 and 2014, respectively, related to the amounts due under the research and license agreement (see Note 9 Commitments and Contingencies).

The part of the agreement requiring the Company to make payments for research conducted by TUM expired in February 2013 with no further obligations by Pieris AG.

Consulting Contract between Prof. Dr. Arne Skerra and Pieris AG

In 2001, the Company entered into a Consulting Agreement with Prof. Dr. Arne Skerra, pursuant to which Prof. Dr. Arne Skerra provides advice regarding the use of new proteins, in particular Anticalin proteins and antibodies, for the purpose of research and development. The Consulting Agreement has an unlimited term but can be terminated by the Company upon three months’ notice with effect from the end of a month and by Prof. Dr. Arne Skerra upon one year’s notice with effect from the end of a year. Under the Consulting Agreement, the Company incurred and paid to Prof. Dr. Skerra consulting fees of $5,623 and $6,853 for the three months ended March 31, 2015 and 2014, respectively.

5.	Debt

TBG Loan

As of April 3, 2014, the Company and tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG”), the subsidiary of KfW Bank, Frankfurt (“KfW”), signed a repayment agreement concerning the Company´s repayment of its liabilities to TBG outstanding at December 31, 2013 in a total amount of €1.2 million ($1.29 million). The principal amount bore interest at a rate of 10.53%. Under the repayment agreement, the Company has agreed to a payment schedule pursuant to which it will make semi-annual payments until 2016. On December 11, 2014, the Company and TBG entered into an accelerated repayment agreement in respect of the claims of TBG against the Company. Pursuant to terms of the accelerated repayment agreement, conditioned upon closing of the Acquisition, the Company was obligated to pay €1,050,000 ($1.13 million), the outstanding amount under the repayment agreement, in two tranches as follows: €600,000 ($644,460) plus accrued interest on January 31, 2015 and €450,000 ($483,345) on March 31, 2015. The outstanding principal amount for the first and the second tranches, net of capital gain tax withheld, was repaid in full in the first quarter ending March 31, 2015 and such next payment was €931,312 ($1,000,323). The capital gain tax withheld in the amount of €118,688 ($127,482) was reported in other current liabilities in the unaudited condensed consolidated balance sheet as of March 31, 2015. The capital gain tax was paid on April 9, 2015 and with that the TBG loan was repaid in full.

6.	Stock-based compensation

In December 2014, the Board of Directors and stockholders of Pieris Pharmaceuticals, Inc. adopted the 2014 Employee, Director and Consultant Equity Incentive Plan (the “Pieris Plan”), which became effective upon closing of the Acquisition. The Pieris Plan is intended to encourage ownership of common stock by the Company´s employees and directors and certain of their consultants, including employees of Pieris AG, in order to attract and retain such people, to induce them to work for the benefit of the Company and to provide additional incentive for them to promote the Company´s success. The Pieris Plan reserves 3,200,000 shares of the Company´s common stock for issuance. In addition, the Pieris Plan provides for an “evergreen” provision whereby the number of shares of the Company´s common stock reserved for issuance under the Pieris Plan shall be automatically increased on January 1 of each of year commencing in fiscal 2016 by the lesser of (i) 1,000,000 shares, (ii) 4% of the number of shares of the Company´s common stock outstanding on such date, and (iii) such other amount determined by the Compensation committee of the Board of Directors. As of March 31, 2015, options to purchase 1,430,000 shares of the Company´s common stock are outstanding under the Pieris Plan to its executive officers and directors, all of which were granted in the fourth quarter of 2014. In addition, options to purchase 1,114,500 shares are outstanding under the Pieris Plan to other employees and consultants. 25,000 of these shares were granted during the first quarter of 2015 and 1,089,500 were granted during the fourth quarter of 2014. As a result of such grants, 655,500 of the Company´s common stock remain available for future issuances under the Pieris Plan.

Stock options granted under the Pieris Plan may be either incentive stock options (“ISOs”), or nonqualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally three years) and the exercise prices. Options have a maximum term of ten years. The exercise price of stock options granted under the Pieris Plan must be at least equal to the fair market value of the common stock on the date of grant. The Pieris Plan become effective in December 2014, therefore there was no stock-based compensation expense in the three months ended March 31, 2014.

Total stock-based compensation expense, related to all share-based awards under the Pieris Plan to executive officers, directors, employees and consultants recognized for the three months ended March 31, 2015, was comprised of the following:

Three months ended March 31, 2015
Research and Development	$51,038
General and administrative	166,297

Total stock-option expense	$217,335

The fair value of option grants was estimated using the Black-Scholes model. The following table describes the weighted-average assumptions used for calculating the value of options granted for the three months ended March 31, 2015:

Three months ended March 31, 2015
Dividend yield	0.0%
Expected volatility	75.1%
Weighted average risk-free interest rate	1.66%
Expected term	5.8 years

A summary of the Company´s stock option activity and related information is as follows:

	Number of shares	Weighted-Average Exercise Price	Weighted-Average Contractual Life
Outstanding at December 31, 2014	2,519,500	$2.00	5.6-5.8 years
Options granted	25,000	$2.85	5.8 years
Options exercised	—	—	—
Options canceled or expired	—	—	—
Outstanding at March 31, 2015	2,544,500	$2.01	5.6-5.8 years
Vested or expected to vest at March 31, 2015	598,396	$2.00	—
Exercisable at March 31, 2015	598,396	$2.00	—

The weighted-average grant date fair value for awards granted during the three months ended March 31, 2015 was $46,442. There were no options exercised during the three months ended March 31, 2015 and 2014. 174,646 shares were vested in the three months ended March 31, 2015.

The unrecognized share-based compensation expense related to employee stock option awards at March 31, 2015, is $2,414,729, which will be recognized over a weighted-average service period of 2.75 years. The weighted-average service period of the 25,000 granted during the first quarter of 2015 is 3 years.

7.	Consulting Shares

On March 6, 2015, the Company entered into an independent consulting agreement (the “Consulting Agreement”) with the Del Mar Consulting Group, Inc. and Alex Partners, LLC (the “Consultants”), pursuant to which the Company issued 150,000 shares of its common stock (par value $0.01 per share) to the Consultants (the “Consulting Shares”). The Company agreed to retain the Consultants to provide investor relations consulting to the Company for a period commencing on March 6, 2015 (the “Commencement Date”) and ending thirteen months after the Commencement Date (such period, the “Term”). The shares issued in connection with the Consulting Agreement were deemed to be exempt from registration in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

The terms of the Consulting Agreement state, that the Company has the right to terminate this agreement at any time during the Term of the Consulting Agreement, upon providing Consultants ten days´ written notice of Company´s intention to terminate or immediately upon notice in the event of a breach of this agreement by either consultant. If the Company delivers notice to terminate this agreement for any reason within one hundred eighty days (180) following the effective date (the “Return Date”), then each Consultant will promptly return and surrender to the Company forty percent (40%) of the number of Consulting Shares issued to it. Therefore 60,000 of these shares are subject to certain forfeiture provisions within 180 days following the date of entry into the Consulting Agreement.

The Company, using the Black-Scholes method, estimated the fair value of the 90,000 non-cancellable Consulting Shares to be $284,400 based on the closing price per share of $3.16 as quoted on the OTCQB tier of the OTC Markets Group Inc., or the OTCQB, on the grant date, March 6, 2015. The Company estimated the fair value of the 60,000 cancellable Consulting Shares to be $192,000 based on the closing price per share of $3.20 as quoted on the OTCQB on the interim financial reporting date, March 31, 2015. Therefore, the Company estimated the total fair value of the Consulting Shares to be $476,400 and recognized the 90,000 non-cancellable Consulting Shares, or sixty percent (60%) of the Consulting Shares in an amount of $284,400, as general and administrative expense for the three months ended March 31, 2015. The remaining forty percent (40%), or 60,000 Consulting Shares in the amount of $192,000, will be recognized as general and administrative expenses with an offsetting credit to equity either (i) on a straight-line basis over 180 days until the date when the Company´s option to terminate the Consulting Agreement and exercise its option to cancel forty percent (40%) of the Consulting Shares, or (ii) in the event of an earlier termination by the Company, at the applicable termination date. Therefore the Company recognized expenses in connection with the Consulting Shares of $311,067 for the three months ended March 31, 2015 in general and administrative expenses, including $284,400 for the non-cancellable Consulting Shares and $26,667 for the cancellable shares.

8.	Warrants

In connection with the Private Placement in December 2014, the Company issued the Placement Warrants to acquire a combined up to 542,360 shares of its common stock at an exercise price of two dollars per share ($2.00) to the Placement Agents and their designees during December 2014. The Placement Warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance. The number of shares of common stock issuable upon the exercise of each Placement Warrant is adjustable in the event of certain stock dividends, stock splits, combinations of shares and similar transactions. Upon exercise, the aggregate exercise price of the warrants issued are payable by the holders in cash.

The Company estimated the fair value of the Placement Warrants as of the grant date to be $664,064 and recognized the full amount in general and administrative expense for the year ended December 31, 2014.

9.	Commitments and Contingencies

Arbitration

On March 20, 2014, the Company instituted arbitration proceedings, or the TUM Arbitration, against Technische Universität München, or Munich Technical University and hereafter TUM, to address issues regarding the calculation of payments due from the Company to TUM under the Company´s Research and Licensing Agreement with TUM, as amended, or the TUM License Agreement. Pursuant to the terms of the TUM License Agreement, the arbitration is proceeding in Munich, Germany and governed by German law, in accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit.

On July 4, 2003, or the Effective Date, the Company and TUM entered into the TUM License Agreement, as superseded and replaced on July 26, 2007, under which TUM has exclusively licensed, or in some cases assigned, to the Company certain intellectual property and know-how that has become part of the Anticalin® proprietary technologies. In return, the Company agreed to pay to TUM certain annual license fees, milestones and royalties for its own proprietary drug development and sales, as well as an variable fee as a function of out-licensing revenues, or the Out-License Fee, where such Out-License Fees are creditable against annual license payments to TUM.

As required by the TUM License Agreement, the Company provided to TUM its calculation of the Out-License Fee owed by the Company to TUM for the period beginning on the Effective Date and ending on December 31, 2012, the Dispute Period, in the amount of $0.4 million excluding value-added tax. TUM has asserted that, under the TUM License Agreement, the Out-License Fee due to TUM for the Dispute Period amounts to $3.4 million excluding value-added tax in the aggregate and has threatened to terminate the TUM License Agreement if the Out-License Fee is not paid. We believe that if TUM sought to terminate the license agreement for cause as a result of this dispute, it would potentially face wrongful termination claims for substantial damages if the arbitral tribunal in the TUM Arbitration sides with Pieris in its final decision regarding the proper amount of the Out-License Fee, but we can provide no assurance regarding the timing, nature or consequences of such decision. The Company instituted the TUM Arbitration to request the arbitration tribunal to hold that the Company’s calculation of the payments owed to TUM is accurate and shall govern all current and future payments due in respect of the Out-License Fee under the TUM License Agreement. The Company has reserved a liability on its balance sheet in respect of such payment in the amount of €271,000 ($327,937). An adverse ruling in the TUM Arbitration could have a material adverse effect on the Company’s results of operations and financial condition.

In April 2014, TUM argued to the arbitrators that it is not the proper party to be sued under the action for a declaratory arbitration decision brought by the Company in relation to the Research and Licensing Agreement, and that instead, it is the Free State of Bavaria that is the proper respondent to the action. The Company has responded that TUM has capacity to be sued in relation to any disputes arising from and regarding contractual provisions of the Research and Licensing Agreement and is thus also the proper respondent in the action. In accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit, each party to the arbitration proceeding has appointed one arbitrator and the party-named arbitrators collectively selected the third arbitrator as the chairman of the arbitration panel.

On December 1, 2014, TUM filed its statement of defense, maintaining its earlier calculation of the Out-License Fee. On December 23, 2014, TUM filed a counterclaim in the amount of €2,529,400 ($3,060,827) to suspend the statute of limitations on its claims. On January 12, 2015, the Company filed a reply brief in response to TUM’s defense.

The arbitration panel held its first hearing in Munich, Germany on January 20, 2015, however the arbitration panel did not come to a conclusion on whether TUM is the proper respondent in the action or on the merits of the case. The panel had previously indicated that it will first decide the issue of whether TUM is the proper respondent in this action. The panel resolved that the value in dispute for both parties’ claims and counterclaims would be fixed at €3,500,000 ($4,235,350), as the calculation of the outstanding Out-Licensing Fee also impacts future payments. On March 3, 2015, the Company submitted a reply brief responding to TUM’s statement of defense and counterclaim. On March 31, 2015, TUM submitted a rebuttal brief.

The panel requested that both the Company and TUM indicate to the panel by April 27, 2015 whether proceedings should be stayed as a result of settlement negotiations. On April 27, 2015, the Company submitted a reply brief requesting proceedings to continue without disruption and moving for leave to comment on TUM’s latest submission in another brief to rebut TUM’s latest arguments. Following an approved extension by the panel for TUM’s submission, TUM submitted its proposal on May 4, 2015, requesting the panel to conduct a mediation hearing and assist the parties to negotiate a settlement. On May 8, 2015, the arbitration tribunal set June 1, 2015 as the deadline for final briefs and offered to schedule another oral hearing in mid-June for the purpose of supporting further settlement negotiations if the parties are in favor of holding a hearing.

10.	Subsequent Events

Sponsored Research Agreement

On May 14, 2015, the Company and the Board of Trustees of the Leland Stanford Junior University (“Stanford”) entered into a sponsored research agreement under which Stanford agreed to perform certain research activities. In return, the Company agreed to pay Stanford the total costs of such research activities. The Company is currently evaluating the financial impact of this agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014.

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, “our Company”, “the Company”, “Pieris”, “we”, “us”, and “our” refer to Pieris Pharmaceuticals, Inc., a Nevada corporation, and its consolidated subsidiary, and the term “Pieris Operating” refers to Pieris AG, a company organized under the laws of Germany that, through the Acquisition completed on December 17, 2014, has become our wholly owned subsidiary.

We have registered trademarks for Pieris®, Anticalin® and Pocket Binding®. All other trademarks, trade names and service marks included in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

Acquisition and Private Placement

On December 17, 2014, Pieris Pharmaceuticals, Inc., Pieris AG, and the former stockholders of Pieris AG entered into an acquisition agreement, or the Acquisition Agreement. Pursuant to the Acquisition Agreement, on December 17, 2014, the stockholders of Pieris AG contributed all of their equity interests in Pieris AG to Pieris Pharmaceuticals, Inc. in exchange for shares of Pieris Pharmaceuticals, Inc. common stock, which resulted in Pieris AG becoming a wholly owned subsidiary of Pieris Pharmaceuticals, Inc. (the “Acquisition”). Upon the closing of the Acquisition, Pieris Pharmaceuticals, Inc. ceased to be a “shell company” under applicable rules of the SEC. For more information on the acquisition, please refer to Note 3 Acquisition of the consolidated financial statements as of December 31, 2014 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On December 17, 2014, Pieris Pharmaceuticals, Inc. entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain accredited investors (the “Investors”) providing for the issuance and sale to such Investors of an aggregate of 6,779,510 shares of our common stock in a private placement offering conducted through a series of closings occurring on December 17, 18 and 23, 2014, at a purchase price per share of $2.00 and for aggregate gross proceeds of approximately $13.56 million (the “Private Placement”). Northland Securities, Inc. and Katalyst Securities, LLC served as co-exclusive placement agents (the “Placement Agents”) for the Private Placement. At the closings of the Private Placement we issued to the Placement Agents and their designees, warrants (the “Placement Warrants”), to acquire up to 542,360 shares of our common stock at an exercise price of $2.00 per share. Each of the Placement Warrants is exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance.

Overview of Our Business

We are a clinical-stage biopharmaceutical company dedicated to the discovery and development of our Anticalin® class of biotherapeutics for patients with diseases in which we believe there is high unmet medical need. Our current development plans focus mainly on two Anticalin drug candidates, PRS-080 and PRS-060. Anticalin proteins are a class of low molecular-weight therapeutic proteins derived from lipocalins, which are naturally occurring low-molecular weight human proteins typically found in blood plasma and other bodily fluids. PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. PRS-080 has been designed to target hepcidin for the treatment of functional iron deficiency, or FID, in anemic patients with chronic kidney disease, or CKD, particularly in end-stage renal disease patients requiring dialysis. PRS-060 is a drug candidate that binds to the IL-4RA receptor, thereby inhibiting IL-4 and IL-13, two cytokines, small proteins mediating signaling between cells within the human body, known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases. We initiated a Phase I clinical trial with PRS-080 in healthy volunteers in November 2014. The trial is currently enrolling subjects and we expect to report the data from this trial by the end of 2015. PRS-060 is currently in preclinical development, and we intend to begin a Phase I clinical trial with PRS-060 in 2016.

We are also developing early stage drug candidates, including PRS-110 and our 300-Series Anticalin® proteins in oncology. PRS-110 is a monovalent antagonist, a polypeptide molecule with one target-binding domain, that is designed to block both ligand-dependent and ligand-independent activity of cMet. cMet is a receptor tyrosine kinase, a well-known high-affinity cell surface receptor that transmits signals into the cell when a corresponding ligand binds to it, which is essential for embryonic development and wound healing and has been associated with several different cancers, including renal, gastric and lung carcinomas, central nervous system tumors and sarcomas. Our second set of oncology drug candidates is our 300-Series “platform within a product” opportunity in immuno-oncology. The 300-Series Anticalin proteins target checkpoint proteins and define a variety of multifunctional biotherapeutics that genetically link an antibody with one or more Anticalin proteins, thereby constituting a multispecific protein. We are conducting preclinical experiments on a number of 300-Series lead candidates and by the end of 2015 intend to choose a candidate for potential clinical trials in oncology.

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

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. For the periods ended March 31, 2015 and 2014, we reported a net loss of $ 3.7 million and $ 0.8 million, respectively. As of March 31, 2015, we had an accumulated deficit of $ 69.5 million.

We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the period ended March 31, 2015 and 2014 were primarily from license and collaboration agreements with our partners, and, to a lesser extent, from grants from government agencies.

The U.S. dollar is the reporting currency for all periods presented. The functional currency for Pieris Operating is euros. All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. Pieris is a holding company without operations and the sole stockholder of Pieris Operating. The corporate headquarters and research facility of Pieris Operating are located in Freising, Germany. Pieris Australia Pty. Ltd., a wholly owned subsidiary of Pieris Operating, was formed on February 14, 2014 to conduct research and development in Australia. Pieris Australia Pty. Ltd. has entered into preclinical service agreements with certain service providers in Australia and such service providers have performed some of the services required under the respective agreements.

Financial Operations Overview

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

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. Our current development plans focus on two lead drug candidates: PRS-080 and PRS-060. These programs consume a large proportion of our current, as well as projected, resources. We anticipate that our expenses will increase significantly compared to recent years as we advance PRS-080 through clinical trials, including a Phase I clinical trial in healthy volunteers initiated in November 2014, engage in first-in-man-enabling preclinical studies for PRS-060 and, subsequently, clinical development activities for this program, and prepare drug supply for these and other product candidates. We also expect to incur expenses associated with:

•	further preclinical development activities for 300-Series programs in the area of immune-oncology;

•	establishing and managing relationships with third parties with respect to collaboration and out-licensing; and

•	validating and developing additional novel drug candidates.

Any failure or delay in the advancement of PRS-080, PRS-060 or our 300-Series Programs could require us to re-allocate resources from our other projects to the advancement of those drug candidates, which could have a material adverse impact on the advancement of other projects and on our operations.

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

General and administrative expenses consist primarily of salaries and benefits for employees in executive, finance, business development, legal, accounting, human resources and other support functions. Other significant general and administrative expenses include the costs associated with obtaining and maintaining our intellectual property portfolio, professional fees for accounting, auditing, consulting and legal services, travel and allocated expenses and stock based compensation expense.

Results of Operations

Comparison of the three months ended March 31, 2015 and March 31, 2014

The following table sets forth our revenues and operating expenses for the periods presented:

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(in thousands)
Revenues	$218	$1,373
Research and development expenses	(1,525)	(1,223)
General and administrative expenses	(2,394)	(821)
Other income (expense)	(3)	(109)

Net profit (loss)	$(3,705)	$(780)

Revenues

The following table provides a comparison of revenues for the periods presented:

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(in thousands)
Upfront payments	$0	442
Research and development services	0	652
Milestone payments	0	274
Grants	218	5

Total	$218	$1,373

The $0.4 million decrease in revenues from upfront payments in the period ended March 31, 2015 compared to the period ended March 31, 2014 relates to the successful hand over to collaboration partners of collaboration projects in 2014. Recognition of upfront payments was spread over the expected time period in which we were performing research services for corresponding partner projects and until hand-over or termination of the projects. Thus, in the three months ended March 31, 2014 upfront payments for two projects were recognized. Accordingly, the $0.7 million decrease in revenues from research and development services in period ended March 31, 2015 compared to the period ended March 31, 2014 relates to the successful hand over of all collaboration projects in 2014. We have not received research funding from collaboration partners since July 2014. In the period ended March 31, 2014, we received research funding from collaboration partners for two collaboration projects.

Pieris did not recognize any collaboration milestones in the three months ended March 31, 2015. In the three months ended March 31, 2014, we achieved one research milestones under a collaboration project. The increase in revenues from grants in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 relates primarily to our significantly increased activities related to PRS-080’s development in 2015 compared to 2014, resulting in higher reimbursement from the European Commission for PRS-080’s development.

Research and Development Expenses

Total research and development expenses were $1.5 million for the three months ended March 31, 2015 as compared to $1.2 million for the three months ended March 31, 2014.

The $0.3 million increase in total research and development expenses in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is primarily due to increased external clinical expenses associated with PRS-080 and increased internal expenses for PRS-300 Series in the three months ended March 31, 2015.

Our research and development expenses for advancing our proprietary and co-development projects and improving and maintaining our Anticalin® platform technology were $1.5 million and $1.1 million during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, we employed 23 full-time and 5 part-time personnel in our research and development group compared to 26 full-time and 4 part-time personnel in our research and development group as of March 31, 2014. We incurred expenses of $0.6 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively, for amounts payable to external parties who performed research and development activities for our proprietary and co-development projects and platform technology.

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the periods presented:

	Three months ended March 31, 2015	Three months ended March 31, 2014
	(in thousands)
PRS-060	$22	$8
PRS-080	613	197
PRS-110	4	50
PRS-300 series	429	23

Total	$1,068	$278

Research and development expenses related to PRS-080 increased by $0.4 million in three months ended March 31, 2015 as compared to the three months period ended March 31, 2014. This increase was a result as Phase I clinical trial started in late 2014 in healthy volunteers. In contrast, no activities related to clinical trials were carried out during the three months period ended March 31, 2014. As PRS-300 project activities were only first initiated during three months ended March 31, 2014 the corresponding cost in three months ended March 31, 2015 for PRS-300 activities are significantly higher.

In addition to the amounts outlined above, we incurred $0.4 million and $0.8 million in connection with early stage research projects and platform technology development during the three months ended March 31, 2015 and 2014, respectively.

We incurred zero and $0.1 million of costs in relation to providing research and development services under the license and collaboration agreements with our collaboration partners for the three months ended March 31, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses increased from $0.8 million for the three months ended March 31, 2014 to $2.4 million in the three months ended March 31, 2015. The increase resulted primarily from costs associated with being a public company in the United States (i.e. legal fees, which increased by $0.5 million, stock based compensation expense, which increased by $0.5 million, consulting costs, which increased by $0.4 million and costs for business development, which increased by $0.2 million.)

Other Income (Expense)

Other expense decreased to zero in the three months ended March 31, 2015 from $0.1 million for the three months ended March 31, 2014. This decrease primarily relates to reduced interest expense on shareholder loans which were converted into shares of common stock in the fourth quarter of 2014.

Liquidity and Capital Resources

Through March 31, 2015, we have funded our operations with $141.3 million of cash that has been obtained from the following main sources: $76.9 million from sales of equity; $6.5 million from loans; $14.1 million from grants from government agencies; and $43.8 million in total payments received under license and collaboration agreements, including $7.9 million for research and development services costs we received in 2012, 2013, 2014 and the first three months of 2015 from Daiichi Sankyo and Sanofi. We expect that reimbursements of our development costs by Daiichi Sankyo and Sanofi will decline going forward, and we do not expect such reimbursements to be a significant source of funding in the future.

As of March 31, 2015, we had a total of $13.2 million in cash and cash equivalents and $2.5 million of liabilities, including $2.3 million of current liabilities from operations.

Pieris Operating has experienced operating losses since its inception and had a total accumulated deficit of $69.5 million as of March 31, 2015. Pieris Operating expects to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception and in the three months ended March 31, 2015. These losses have resulted in significant cash used in operations. During the three months ended March 31, 2015 and 2014, our cash used in operations was $3.7 million and $0.4 million, respectively. While we have several research and development programs underway, the PRS-080 and PRS-060 programs have advanced the furthest and will continue to consume, along with our 300-Series programs, increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of PRS-080 and PRS-060 and our other product candidates, including our 300-Series, we expect the cash needed to fund operations to increase significantly over the next several years. We also expect to incur increased costs in connection with operating and growth as a public company.

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

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. Our requirements for additional capital will depend on many factors, including the following:

•	the scope, rate of progress, results, timing and cost of our clinical studies, preclinical testing and other related activities;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our drug candidates and any products that we may develop;

•	the number and characteristics of drug candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We cannot be sure that future funding will be available to us on acceptable terms, or at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress for our PRS-080, PRS-060 or 300-Series programs could have a material adverse impact on our ability to raise additional capital.

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

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2014 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates in the three months ended March 31, 2015.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see “Note 2—Recently Issued Accounting Pronouncements” in our consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, due to a material weakness in internal control over financial reporting disclosed in our most recent Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Arbitration Proceeding with Technische Universität München

On March 20, 2014, the Company instituted arbitration proceedings, or the TUM Arbitration, against Technische Universität München, or Munich Technical University and hereafter TUM, to address issues regarding the calculation of payments due from the Company to TUM under the Company’s Research and Licensing Agreement with TUM, as amended, or the TUM License Agreement. Pursuant to the terms of the TUM License Agreement, the arbitration is proceeding in Munich, Germany and governed by German law, in accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit.

On July 4, 2003, or the Effective Date, the Company and TUM entered into the TUM License Agreement, as superseded and replaced on July 26, 2007, under which TUM has exclusively licensed, or in some cases assigned, to the Company certain intellectual property and know-how that has become part of the Anticalin® proprietary technologies. In return, the Company agreed to pay to TUM certain annual license fees, milestones and royalties for its own proprietary drug development and sales, as well as a variable fee as a function of out-licensing revenues, or the Out-License Fee, where such Out-License Fees are creditable against annual license payments to TUM.

As required by the TUM License Agreement, the Company provided to TUM its calculation of the Out-License Fee owed by the Company to TUM for the period beginning on the Effective Date and ending on December 31, 2012, the Dispute Period, in the amount of $0.4 million excluding value-added tax. TUM has asserted that, under the TUM License Agreement, the Out-License Fee due to TUM for the Dispute Period amounts to $3.4 million excluding value-added tax in the aggregate and has threatened to terminate the TUM License Agreement if the Out-License Fee is not paid. We believe that if TUM sought to terminate the license agreement for cause as a result of this dispute, it would potentially face wrongful termination claims for substantial damages if the arbitral tribunal in the TUM Arbitration sides with Pieris in its final decision regarding the proper amount of the Out-License Fee, but we can provide no assurance regarding the timing, nature or consequences of such decision. The Company instituted the TUM Arbitration to request the arbitration tribunal to hold that the Company’s calculation of the payments owed to TUM is accurate and shall govern all current and future payments due in respect of the Out-License Fee under the TUM License Agreement. The Company has reserved a liability on its balance sheet in respect of such payment in the amount of €271,000 ($327,937). An adverse ruling in the TUM Arbitration could have a material adverse effect on the Company’s results of operations and financial condition.

In April 2014, TUM argued to the arbitrators that it is not the proper party to be sued under the action for a declaratory arbitration decision brought by the Company in relation to the Research and Licensing Agreement, and that instead, it is the Free State of Bavaria that is the proper respondent to the action. the Company has responded that TUM has capacity to be sued in relation to any disputes arising from and regarding contractual provisions of the Research and Licensing Agreement and is thus also the proper respondent in the action. In accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit, each party to the arbitration proceeding has appointed one arbitrator and the party-named arbitrators collectively selected the third arbitrator as the chairman of the arbitration panel.

On December 1, 2014, TUM filed its statement of defense, maintaining its earlier calculation of the Out-License Fee. On December 23, 2014, TUM filed a counterclaim in the amount of €2,529,400 ($3,060,827) to suspend the statute of limitations on its claims. On January 12, 2015, the Company filed a reply brief in response to TUM’s defense.

The arbitration panel held its first hearing in Munich, Germany on January 20, 2015, however the arbitration panel did not come to a conclusion on whether TUM is the proper respondent in the action or on the merits of the case. The panel had previously indicated that it will first decide the issue of whether TUM is the proper respondent in this action. The panel resolved that the value in dispute for both parties’ claims and counterclaims would be fixed at €3,500,000 ($4,235,350), as the calculation of the outstanding Out-Licensing Fee also impacts future payments. On March 3, 2015, the Company submitted a reply brief responding to TUM’s statement of defense and counterclaim. On March 31, 2015, TUM submitted a rebuttal brief.

The panel requested that both the Company and TUM indicate to the panel by April 27, 2015 whether proceedings should be stayed as a result of settlement negotiations. On April 27, 2015, the Company submitted a reply brief requesting proceedings to continue without disruption and moving for leave to comment on TUM’s latest submission in another brief to rebut TUM’s latest arguments. Following an approved extension by the panel for TUM’s submission, TUM submitted its proposal on May 4, 2015, requesting the panel to conduct a mediation hearing and assist the parties to negotiate a settlement. On May 8, 2015, the arbitration tribunal set June 1, 2015 as the deadline for final briefs and offered to schedule another oral hearing in mid-June for the purpose of supporting further settlement negotiations if the parties are in favor of holding a hearing.

As of the date of this Quarterly Report on Form 10-Q, other than the arbitration proceeding against TUM, we are not currently involved in any material legal proceedings. However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

No material changes from the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 6, 2015, we entered into an independent consulting agreement, pursuant to which we issued 150,000 shares of our common stock to two consulting companies, in exchange for certain consulting and other services. Up to 60,000 of such shares may be subject to forfeiture on or before September 2, 2015. The non-cancellable 90,000 shares were valued based on the closing price per share of $3.16 as quoted on the OTCQB tier of the OTC Markets Group Inc., or the OTCQB, on the grant date, March 6, 2015, and the cancellable 60,000 shares were valued at interim financial reporting date, March 31, 2015, at the closing price per share of $3.20 as quoted on the OTCQB. The shares issued in connection with consulting agreement were deemed to be exempt from registration in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

10.1	Side Agreement to the Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur Inc., dated as of January 19, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-202123) filed with the SEC on February 2, 2015).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: May 14, 2015	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: May 14, 2015	By:	/s/ Darlene Deptula-Hicks
Darlene Deptula-Hicks Acting Chief Financial Officer, Secretary and Treasurer