Form 10-Q
period 2015-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2015-08-13
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37471

PIERIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0784346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lise-Meitner-Strasse 30 Freising-Weihenstephan, Germany	85354
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 13, 2015 was 39,732,258.

PIERIS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1154 in The City of New York for cable transfers of euro as certified for customs purposes by the Federal Reserve Bank of New York as of June 30, 2015.

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

iii

PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,027,305	$18,474,211
Other current assets	1,866,180	1,207,072
Prepaid expenses	732,221	109,332
Income tax receivable	16,015	14,810

Total current assets	12,641,721	19,805,425

Property and equipment, net	1,811,356	2,052,221
Deferred tax asset	24,446	26,522

Total assets	$14,477,523	$21,884,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,058,458	$1,260,015
Accrued expenses	635,561	743,865
Other current liabilities	304,012	242,755
Bank loan	—	1,270,605
Deferred tax liabilities	24,446	26,522

Total current liabilities	3,022,477	3,543,762

Other long-term liabilities	307,850	333,988

Total liabilities	3,330,327	3,877,750

Stockholders’ equity

Common stock, $0.001 par value per share, 300,000,000 shares authorized and 29,429,522 and 29,279,522 issued and outstanding at June 30, 2015 and December 31, 2014	29,430	29,280
Additional paid-in capital	85,503,241	84,627,283
Accumulated other comprehensive loss	(1,343,694)	(843,097)
Accumulated deficit	(73,041,781)	(65,807,048)

Total stockholders’ equity	11,147,196	18,006,418

Total liabilities and stockholders’ equity	$14,477,523	$21,884,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenue	$160,244	$698,227	$377,864	$2,071,106

Operating costs and expenses
Research and development	(1,725,592)	(1,118,920)	(3,250,222)	(2,341,666)
General and administrative	(1,969,082)	(2,349,232)	(4,363,405)	(3,170,582)

	(3,694,674)	(3,468,152)	(7,613,627)	(5,512,248)

Loss from operations	(3,534,430)	(2,769,925)	(7,235,763)	(3,441,142)

Other income (expense)
Interest expense	(53)	(113,793)	(4,223)	(223,083)
Other income, net	4,484	2,081	5,253	2,665

Loss before income taxes	(3,529,999)	(2,881,637)	(7,234,733)	(3,661,560)
Income tax benefit	—	—	—	18

Net loss	$(3,529,999)	$(2,881,637)	$(7,234,733)	$(3,661,542)

Net loss per share
Basic and diluted	$(0.12)	$(0.24)	$(0.25)	$(0.31)

Weighted average number of common shares outstanding
Basic and diluted	29,429,522	11,828,974	29,361,566	11,828,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30		Six months ended June 30,
	2015	2014	2015	2014
Net loss	$(3,529,999)	$(2,881,637)	$(7,234,733)	$(3,661,542)

Other comprehensive loss
Foreign currency translation adjustments	102,135	6,654	(500,597)	3,027

Total other comprehensive loss, after tax	102,135	6,654	(500,597)	3,027

Comprehensive loss	$(3,427,864)	$(2,874,983)	$(7,735,330)	$(3,658,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(7,234,733)	$(3,661,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	154,555	189,463
Non-cash interest expense	—	181,951
Stock-based compensation expense	485,374	—
Non-cash Restricted shares	390,734	—
Changes in operating assets and liabilities:
Restricted cash	—	13,091
Trade accounts receivable	—	68,553
Prepaid expenses	(628,723)	(72,570)
Other assets	(768,905)	(240,743)
Trade accounts payable	897,130	487,595
Accrued and other liabilities	30,481	(422,410)
Income taxes	(2,365)	49,668

Net cash used in operations	(6,676,452)	(3,406,942)
Cash flows from investing activities:
Purchase of property and equipment	(74,286)	(4,961)

Net cash used in investing activities	(72,286)	(4,961)
Cash flows from financing activities:
Proceeds of loans	—	1,361,460
Repayment of debt	(1,171,170)	(136,900)

Net cash (used in)/provided by financing activities	(1,171,170)	1,224,560

Effect of exchange rate change on cash and cash equivalents	(524,998)	(17,033)
Net decrease in cash and cash equivalents	(8,446,906)	(2,204,376)
Cash and cash equivalents at beginning of period	18,474,211	3,689,382

Cash and cash equivalents at end of period	$10,027,305	$1,485,006

Supplemental cash flow disclosures:
Cash paid for interest	$4,224	$41,132
Cash received for income taxes	$(1,206)	$(18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Corporate Information

Pieris Pharmaceuticals, Inc. is a holding company incorporated in May 2013 under the name Marika Inc. On December 17, 2014 Pieris AG (a German company which was founded in 2001 by Prof. Dr. Arne Skerra, Professor at the Technical University of Munich, Germany, and Claus Schalper) became a wholly owned subsidiary of Pieris Pharmaceuticals, Inc., pursuant to the Acquisition (described below). The registered office of Pieris Pharmaceuticals, Inc. and the corporate headquarters and research facility of Pieris AG are located in Freising-Weihenstephan, Germany. Pieris Australia Pty Ltd., a wholly owned subsidiary of Pieris AG, was formed on February 14, 2014 to conduct research and development in Australia.

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

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of Pieris Pharmaceuticals Inc. and its wholly owned subsidiaries were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnotes normally included in financial statement prepared in accordance with U.S. GAAP have been omitted pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete annual consolidated financial statements.

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements for the year ending December 31, 2014, and all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of Pieris Pharmaceuticals, Inc.’s unaudited interim consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

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

Cash equivalents recorded by Pieris Pharmaceuticals, Inc. consist of highly liquid money market funds and are measured at fair value on a recurring basis. These funds are classified as Level 1 in the fair value hierarchy because they are valued using quoted prices for the periods ended June 30, 2015 and December 31, 2014. The carrying amounts of $78,403 and $ 4,800,573 as of June 30, 2015 and December 31, 2014, respectively, equal the fair value of the cash equivalents.

The Company’s other financial instruments include debt instruments, prepaid expenses, other current assets, accounts payable, accrued expenses and other current liabilities and are classified as Level 2 within the fair value hierarchy. The fair value of these instruments was determined using the discounted cash flow method based on contractual cash flows and the current rate at which debt with similar terms could be issued. The fair values for these debt instruments approximated carrying values as of June 30, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09) which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. On April 1, 2015 the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The Company is currently assessing the potential impact the adoption of this standard will have on their financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”(ASU 2015-02). The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December, 15, 2017. The company is currently evaluating the impact of this new standard.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (ASU 2015-10). The amendments in ASU 2015-10 represent changes to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The company is currently evaluating the impact of this new standard.

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

At the inception of the agreement, the Company recognized revenues from the upfront license payment because, based on the stage of development of the licensed product delivered and the development capabilities of Allergan, the Company determined that the license had standalone value. Through June 30, 2015, none of the milestones had been achieved and, as such, the Company has not recognized milestone-related revenues.

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

Upon execution of the agreement, Daiichi Sankyo paid the Company a non-refundable upfront payment in the amount of $10.1 million in consideration for the licenses, and for each licensed product, the Company is entitled to receive potential milestone payments of $91.1 million, plus royalties on the commercial sales of any commercial products. The total milestones are categorized as follows: research milestones - $2.6 million; development milestones - $37.4 million; commercial milestones - $50.2 million; additional diagnostic milestones of $0.9 million. At the inception of the agreement, these milestones were determined to be substantive as there was substantial uncertainty the milestones would be achieved, they would require substantial performance from the entity, and the consideration was reasonable relative to other deliverables. The agreement includes provisions for the Company to provide research services funded by Daiichi Sankyo at agreed upon full-time employee rates during the initial identification and research period.

In accordance with the guidance in ASC 605-25, the Company identified the licenses and research funding as deliverables at the inception of the arrangement. The Company has determined that the licenses and research services provided by the Company represent one unit of accounting because, based on the stage of development of the licensed product, the research services provided by the Company to identify drug candidates using the Company’s proprietary Anticalin® technology against Daiichi Sankyo’s selected targets were necessary before the licenses would have any standalone value. Therefore, the total arrangement consideration was recognized over the estimated period of substantial involvement, which was determined to be the period Company was required to provide research services to discover drug candidates against targets identified. The Company estimated this period would be approximately two years. The Company reassesses the estimated term at the end of each reporting period.

The Company has not recognized any milestone payments as revenue for the six months ended June 30, 2015. The Company recognized a milestone payment of $0.4 million as revenue for the six months ended June 30, 2014. The milestone payment was based on successful in vitro and in vivo studies. In general, milestones could not be achieved solely upon the passage of time. For revenue recognition purposes, management determined these milestones to be substantive in accordance with applicable accounting guidance related to milestone revenue. Substantive uncertainty existed at the inception of the arrangement as to whether the milestones would be achieved because of the numerous variables, such as the high rate of failure inherent in research and development activities and the uncertainty involved with obtaining regulatory approval. For the three and six months ended June 30, 2015, the Company did not recognize any revenues related to the Daiichi Sankyo Collaboration and for the three and six months ended June 30, 2014, the Company recognized $0.4 and $1.1 million in revenues, respectively. $0.4 million of these revenues were related to the achievement of milestones during the three and six months ended June 30, 2014.

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

Upon execution of the agreement, Sanofi paid the Company an upfront payment of $4.9 million in consideration for licenses on the first two targets and options to select an additional four licenses on other targets (with each option requiring an additional upfront payment upon exercise). Additionally, for each licensed product, the Company is entitled to receive milestone payments up to $51.6 million, plus royalties on the sales of any commercial products. The total milestones are categorized as follows: research milestones - $1.9 million; development milestones - $29.6 million; commercial milestones - $20.1 million. At the inception of the agreement, these milestones were determined to be substantive because (i) there was substantial uncertainty the milestones would be achieved, (ii) they would require substantial performance from the entity, and (iii) the consideration was reasonable relative to other deliverables. The agreement included provisions for the Company to provide research services funded by Sanofi at agreed upon full-time employee equivalent rates during the initial identification and research period.

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

At inception, the total arrangement consideration of $8.1 million (which comprises the $4.9 million upfront payment and the expected fees for the research services to be provided under the remainder of the arrangement) was allocated to the deliverables based on the residual method as follows: $3.5 million to the licenses, $1.4 million to the four options to acquire additional licenses and $3.2 million to the estimated research services to be provided. As the license and research services were determined to be one unit of accounting, the consideration allocated to each license is recognized over the period of substantial involvement, which was determined to be the period the Company was required to provide research services to discover drug candidates against targets identified, approximately two years. The Company reassesses the estimated term at the end of each reporting period. At the end of 2012, the Company determined that the required research term for one of the initial terms would extend to a period of 40 months, and management updated the estimated required service period to amortize the remaining deferred upfront payment over the new term. Two of the four options expired un-exercised in 2011, and as a result the Company recognized $0.7 million of revenue upon expiration. The option term for the remaining two options was extended to February 2013, and Sanofi exercised one option to obtain an additional license. For the exercised option, the allocated consideration of $0.28 million for the option and the $1.1 million payment of the exercise price of the option were deferred and amortized over the expected required service period of approximately two years. The program covered by the exercised option was terminated in December 2013, and accordingly, the Company recognized the remaining deferred revenue upon termination. The remaining option expired in February 2013 and the allocated consideration of $0.35 million was recognized into revenue at the time of expiration.

The Company has not recognized any milestone payments as revenue for the three and six months ended June 30, 2015. The Company recognized a milestone payment of $0.3 million as revenue for the six months ended June 30, 2014. The Company did not recognize a milestone payment for the three months ended June 30, 2014. The milestone payment was based on successful in vivo studies. The milestone could not be achieved solely upon the passage of time. For revenue recognition purposes, management determined this milestone to be substantive in accordance with applicable accounting guidance related to milestone revenue. Substantive uncertainty existed at the inception of the arrangement as to whether the milestone would be achieved because of the numerous variables, such as the high rate of failure inherent in research and development activities and the uncertainty involved with obtaining regulatory approval. Therefore, the payment was recognized in its entirety as revenue in the six months ended June 30, 2014 when the research milestone was reached.

For the three and six months ended June 30, 2015, the Company did not recognize any revenues related to the Sanofi collaboration and for the three and six months ended June 30, 2014, the Company recognized $0.2 million and $0.7 million in revenues respectively.

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

As consideration for the assigned patents and licenses above, the Company is required to pay certain development milestones to TUM. The Company also is obliged to pay low-single-digit royalties, including annual minimum royalties, on sales of such products incorporating patented technologies. If the Company grants licenses or sublicenses to those patents to third parties, the Company will be obliged to pay a percentage of the resulting revenue to TUM. The Company’s payment obligations are reduced by the Company’s proportionate contribution to a joint invention. Payment obligations terminate on expiration or annulment of the last patent covered by the agreement. The Company can terminate the licenses to any or all licensed patents upon specified advance notice to TUM. TUM may terminate the license provisions of the agreement only for cause. Termination of the agreement does not terminate the rights in patents assigned to the Company.

The Company has incurred the following expenses related to TUM (excluding value added taxes):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Transfer of licenses and protective rights	$13,836	$17,145	$27,893	$34,276

Total expenses incurred with TUM	$13,836	$17,145	$27,893	$34,276

The Company has accrued $302,273 and $370,999 as of June 30, 2015 and 2014, respectively, related to the amounts due under the research and license agreement (see Note 9 Commitments and Contingencies).

The part of the agreement requiring the Company to make payments for research conducted by TUM expired in February 2013 with no further obligations by Pieris AG.

Consulting Contract between Prof. Dr. Arne Skerra and Pieris AG

In 2001, the Company entered into a Consulting Agreement with Prof. Dr. Arne Skerra, pursuant to which Prof. Dr. Arne Skerra provides advice regarding the use of new proteins, in particular Anticalin® proteins and antibodies, for the purpose of research and development. The Consulting Agreement has an unlimited term but can be terminated by the Company upon three months’ notice with effect from the end of a month and by Prof. Dr. Arne Skerra upon one year’s notice with effect from the end of a year. Under the Consulting Agreement, the Company incurred and paid to Prof. Dr. Skerra consulting fees of $11,157 and $13,711 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014 the Company incurred and paid Prof. Dr. Skerra consulting fees of $5,534 and $6,858, respectively.

5.	Debt

TBG Loan

As of April 3, 2014, the Company and tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG”), the subsidiary of KfW Bank, Frankfurt (“KfW”), signed a repayment agreement concerning the Company’s repayment of its liabilities to TBG outstanding at December 31, 2013 in a total amount of €1.2 million ($1.34 million). The principal amount bore interest at a rate of 10.53%. Under the repayment agreement, the Company has agreed to a payment schedule pursuant to which it will make semi-annual payments until 2016. On December 11, 2014, the Company and TBG entered into an accelerated repayment agreement in respect of the claims of TBG against the Company. Pursuant to terms of the accelerated repayment agreement, conditioned upon closing of the Acquisition, the Company was obligated to pay €1,050,000 ($1.17 million), the outstanding amount under the repayment agreement, in two tranches as follows: €600,000 ($669,240) plus accrued interest on January 31, 2015 and €450,000 ($501,930) on March 31, 2015. The outstanding principal amount for the first and the second tranches, net of capital gain tax withheld, was repaid in full in the first quarter ending March 31, 2015 in the amount of €931,312 ($1,038,785). The capital gain tax withheld in the amount of €118,688 ($132,385) was paid on April 9, 2015 and with that the TBG loan was repaid in full.

6.	Accrued expenses

The Company has recorded the following accrued expenses as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
Accrued expenses
Accrued compensation expense	$333,979	$332,892
Accrued audit and tax expenses	148,500	403,450
Other accrued expenses	153,082	7,523

Total accrued expenses, current	635,561	743,865

Accrued expenses non-current
Reserve for litigation TUM	302,273	327,937
Accrued expenses restoration	5,577	6,051
Total accrued expenses, non-current	307,850	333,988

Total accrued expenses	$943,411	$1,077,853

7.	Stock-based compensation

In December 2014, the Board of Directors and stockholders of Pieris Pharmaceuticals, Inc. adopted the 2014 Employee, Director and Consultant Equity Incentive Plan (the “Pieris Plan”), which became effective upon closing of the Acquisition. The Pieris Plan is intended to encourage ownership of common stock by the Company’s employees and directors and certain of their consultants, including employees of Pieris AG, in order to attract and retain such people, to induce them to work for the benefit of the Company and to provide additional incentive for them to promote the Company’s success. The Pieris Plan reserves 3,200,000 shares of the Company´s common stock for issuance. In addition, the Pieris Plan provides for an “evergreen” provision whereby the number of shares of the Company´s common stock reserved for issuance under the Pieris Plan shall be automatically increased on January 1 of each of year commencing in fiscal 2016 by the lesser of (i) 1,000,000 shares, (ii) 4% of the number of shares of the Company´s common stock outstanding on such date, and (iii) such other amount determined by the Compensation committee of the Board of Directors. As of June 30, 2015, options to purchase 1,470,235 shares of the Company´s common stock are outstanding under the Pieris Plan to its executive officers and directors. 40,235 of these shares were granted during the second quarter of 2015. All other shares were granted in the fourth quarter of 2014. In addition, options to purchase 1,146,500 shares are outstanding under the Pieris Plan to other employees and consultants. 25,000 of these shares were granted during the first quarter of 2015, 32,000 of these shares were granted during the second quarter of 2015 and 1,089,500 were granted during the fourth quarter of 2014. As a result of such grants, 583,265 of the Company´s common stock remain available for future issuances under the Pieris Plan.

Stock options granted under the Pieris Plan may be either incentive stock options (“ISOs”), or nonqualified stock options. The Board of Directors determines who will receive options, the vesting periods (which are generally three years) and the exercise prices. Options have a maximum term of ten years. The exercise price of stock options granted under the Pieris Plan must be at least equal to the fair market value of the common stock on the date of grant. The Pieris Plan become effective in December 2014, therefore there was no stock-based compensation expense in the three and six months ended June 30, 2014.

Total stock-based compensation expense, related to all share-based awards under the Pieris Plan to executive officers, directors, employees and consultants recognized for the three and six months ended June 30, 2015, was comprised of the following:

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Research and Development	$78,551	$129,590
General and administrative	189,488	355,785

Total stock-option expense	$268,039	$485,375

The fair value of option grants was estimated using the Black-Scholes model. The following table describes the weighted-average assumptions used for calculating the value of options granted for the three and six months ended June 30, 2015:

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Forfeiture rate	6.0%	6.0%
Dividend yield	0.0%	0.0%
Expected volatility	73.7%	74.1%
Weighted average risk-free interest rate	1.73%	1.71%
Expected term	5.3 - 5.8 years	5.3 - 5.8 years

A summary of the Company’s stock option activity and related information is as follows:

	Number of shares	Weighted- Average Exercise Price	Weighted- Average Contractual Life
Outstanding at December 31, 2014	2,519,500	$2.00	5.6 - 5.8 years
Options granted	25,000	$2.85	5.8 years
Options exercised	—	—	—
Options cancelled or expired	—	—	—
Outstanding at March 31, 2015	2,544,500	$2.01	5.6 - 5.8 years
Options granted	72,235	$2.89	5.3 - 5.8 years
Options exercised	—	$—	—
Options cancelled or expired	—	$—	—
Outstanding at June 30, 2015	2,616,735	$2.03	5.3 - 5.8 years
Vested at June 30, 2015	799,068	$2.03	—
Expected to vest after June 30,2015	1,708,607	$2.03	—
Exercisable at June 30, 2015	799,068	$2.03	—

The weighted-average grant date fair value for awards granted during the three and six months ended June 30, 2015 was $130,456 and $176,898, respectively. There were no options exercised during the three and six months ended June 30, 2015 and 2014. 200,673 and 375,319 shares were vested in the three and six months ended June 30, 2015, respectively.

The unrecognized share-based compensation expense related to employee stock option awards at June 30, 2015, is $2,253,478, which will be recognized over a weighted-average service period of 2.5 years.

8.	Consulting Shares

On March 6, 2015, the Company entered into an independent consulting agreement (the “Consulting Agreement”) with the Del Mar Consulting Group, Inc. and Alex Partners, LLC (the “Consultants”), pursuant to which the Company issued 150,000 restricted shares of its common stock (par value $0.01 per share) to the Consultants (the “Consulting Shares”). The Company agreed to retain the Consultants to provide investor relations consulting to the Company for a period commencing on March 6, 2015 (the “Commencement Date”) and ending thirteen months after the Commencement Date (such period, the “Term”). The shares issued in connection with the Consulting Agreement were deemed to be exempt from registration in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

The terms of the Consulting Agreement state, that the Company has the right to terminate this agreement at any time during the Term of the Consulting Agreement, upon providing Consultants ten days’ written notice of Company’ intention to terminate or immediately upon notice in the event of a breach of this agreement by either consultant. If the Company delivers notice to terminate this agreement for any reason within one hundred eighty days (180) following the effective date (the “Return Date”), then each Consultant will promptly return and surrender to the Company forty percent (40%) of the number of Consulting Shares issued to it. Therefore 60,000 of these shares are subject to certain forfeiture provisions within 180 days following the date of entry into the Consulting Agreement.

The Company, using the Black-Scholes method, estimated the fair value of the 90,000 non-cancellable Consulting Shares to be $284,400 based on the closing price per share of $3.16 as quoted on the OTCQB tier of the OTC Markets Group Inc., or the OTCQB, on the grant date, March 6, 2015. The Company estimated the fair value of the 60,000 cancellable Consulting Shares to be $192,000 based on the closing price per share of $3.20 as quoted on the OTCQB on the interim financial reporting date, March 31, 2015. Therefore, the Company estimated the total fair value of the Consulting Shares to be $476,400 and recognized the 90,000 vested non-cancellable Consulting Shares, or sixty percent (60%) of the Consulting Shares in an amount of $284,400, as general and administrative expense for the six months ended June 30, 2015. The remaining forty percent (40%), or 60,000 Consulting Shares in the amount of $192,000, will be recognized as general and administrative expenses with an offsetting credit to equity on a straight-line basis over 180 days. If the Company exercises the option to terminate the Consulting Agreement within the 180 days, resulting in the cancellation of forty percent (40%) of the Consulting Shares, expense for cancelled, unvested shares will be reversed.

On June 30, 2015 the Company revalued the fair value of the unvested and forfeitable 40% of the shares. As of June 30, 2015 the estimated fair value of the 60,000 unvested and forfeitable shares was $165,000. Therefore the Company recognized expenses in connection with the Consulting Shares of $79,666 in general and administrative expenses for the cancellable Consulting Shares during the three months ended June 30, 2015. For the six months ended June 30, 2015 the Company recognized $390,733 in general and administrative expenses, including $284,400 for the non-cancellable Consulting Shares and $106,333 for the cancellable shares.

9.	Warrants

In connection with the Private Placement in December 2014, the Company issued the Placement Warrants to acquire combined up to 542,360 shares of its common stock at an exercise price of two dollars per share ($2.00) to the Placement Agents and their designees during December 2014. The Placement Warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance. The number of shares of common stock issuable upon the exercise of each Placement Warrant is adjustable in the event of certain stock dividends, stock splits, combinations of shares and similar transactions. Upon exercise, the aggregate exercise price of the warrants issued are payable by the holders in cash.

The Company estimated the fair value of the Placement Warrants as of the grant date to be $664,064 and recognized the full amount in general and administrative expense for the year ended December 31, 2014.

10.	Commitments and Contingencies

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

As required by the TUM License Agreement, the Company provided to TUM its calculation of the Out-License Fee owed by the Company to TUM for the period beginning on the Effective Date and ending on December 31, 2012, the Dispute Period, in the amount of $0.4 million excluding value-added tax. TUM has asserted that, under the TUM License Agreement, the Out-License Fee due to TUM for the Dispute Period amounts to $3.4 million excluding value-added tax in the aggregate and has threatened to terminate the TUM License Agreement if the Out-License Fee is not paid. We believe that if TUM sought to terminate the license agreement for cause as a result of this dispute, it would potentially face wrongful termination claims for substantial damages if the arbitration tribunal in the TUM Arbitration sides with Pieris in its final decision regarding the proper amount of the Out-License Fee, but we can provide no assurance regarding the timing, nature or consequences of such decision. The Company instituted the TUM Arbitration to request the arbitration tribunal to hold that the Company’s calculation of the payments owed to TUM is accurate and shall govern all current and future payments due in respect of the Out-License Fee under the TUM License Agreement. The Company has reserved a liability on its balance sheet´s position other long-term liabilities in respect of such payment in the amount of €271,000 ($302,273). An adverse ruling in the TUM Arbitration could have a material adverse effect on the Company’s results of operations and financial condition.

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

On March 31, 2015, TUM submitted a rebuttal brief. The panel requested that both the Company and TUM indicate to the panel by April 27, 2015 whether proceedings should be stayed as a result of settlement negotiations. On April 27, 2015, the Company submitted a reply brief requesting proceedings to continue without disruption and moving for leave to comment on TUM’s submission. Following an approved extension by the panel for TUM’s submission, TUM submitted its proposal on May 4, 2015, requesting that the panel conduct a mediation hearing and assist the parties in negotiating a settlement. On May 8, 2015, the arbitration tribunal set June 1, 2015 as the deadline for final briefs and offered to schedule another oral hearing in mid-June for the purpose of supporting further settlement negotiations if both parties are in favor of holding a hearing. The Company submitted its brief on June 1, 2015. On June 8, 2015, the arbitration tribunal issued a procedural order indicating they will proceed with the arbitration without another oral hearing. TUM did not file its brief by the June 1 deadline set by the panel, and instead filed another submission on June 23, 2015. In its procedural order issued on the same day, the tribunal panel reserved the right to reject TUM’s new submission based on the content of its brief. The tribunal’s subsequent procedural order of June 25, 2015 provided that the tribunal will close the proceedings on July 10, 2015. The order clarified that any further pleadings or submissions will not be admissible after this date. The Company submitted its final brief on July 10, 2015 to address TUM’s arguments raised in its latest submission and to provide the tribunal with an overview of its costs incurred in this arbitration proceeding. On the same day, TUM submitted its summary of its costs incurred in this arbitration proceeding and subsequently, on July 23, 2015, filed an additional brief to correct some of its earlier submissions on costs and comment on the Company’s cost overview of July 10. The Company replied to the TUM brief on August, 7. It is not possible to determine at this time when the arbitration tribunal will make its final decision.

11.	Subsequent Events

Public Offering

On July 6, 2015 the Company closed a public offering of an aggregate of 9,090,909 shares of the Company´s common stock at a purchase price of $2.75 per share. All shares of common stock were offered by the Company. On July 24, 2015 the underwriters exercised their over-allotment option to purchase 1,211,827 additional shares of the Company’s common stock at the public offering price of $2.75, which sale closed on July 28, 2015.

Gross proceeds raised by the Company in the offering, including the exercise of the over-allotment option, were $28.3 million and net proceeds are expected to be approximately $25.8 million. The Company intends to use the net proceeds from the offering to fund research and development, including preclinical and clinical research and development of its drug candidates, working capital and general corporate purposes.

Milestone payment

On July 8, 2015 the Company announced that it will receive its third milestone payment for the second program in its discovery and development collaboration with Daiichi Sankyo, and seventh milestone payment overall under the multi program collaboration. The amount of payment was not disclosed due to the confidential treatment of this agreement. The payment was triggered by the achievement of positive in vivo proof of concept data and progression of the Anticalin drug candidate through a non-GLP toxicity study in non-human primates. The Company expects to receive this milestone payment in the third quarter of 2015.

Cooperation Agreement

On July, 14 the Company entered into a Cooperation Agreement (the “Cooperation Agreement”) with the University of Cologne. The University of Cologne provides research services to the Company for which it will receive up to two milestone payments. For the research services under Milestone 1, the Company shall pay the University a net amount of $48,698 (€43.660) in two installments. Within thirty days following achievement of Milestone 1, the Company and University shall mutually agree whether to continue with the Cooperation Project. Having agreed on continuing with Milestone 2, the Company shall pay the University a net amount of $130,301 (€116,820) in two installments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 30, 2015. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview of Our Business

We are a clinical-stage biopharmaceutical company dedicated to the discovery and development of our Anticalin® class of biotherapeutics for patients with diseases in which we believe there is high unmet medical need. Our current development plans focus mainly on our Anticalin drug candidates PRS-080, PRS-060, as well as our 300-Series “platform within a product” opportunity in immuno-oncology, as discussed in more detail below. Anticalin proteins are a class of low molecular-weight therapeutic proteins derived from lipocalins, which are naturally occurring low-molecular weight human proteins typically found in blood plasma and other bodily fluids. PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. PRS-080 has been designed to target hepcidin for the treatment of functional iron deficiency, or FID, in anemic patients with chronic kidney disease, or CKD, particularly in end-stage renal disease patients requiring dialysis. PRS-060 is a drug candidate that binds to the IL-4RA receptor, thereby inhibiting IL-4 and IL-13, two cytokines, small proteins mediating signaling between cells within the human body, known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases. We completed dosing of healthy volunteers in a Phase I clinical trial with PRS-080 in June 2015, and we expect to report the data from this trial in the second half of 2015. In the trial, no dose-limiting toxicities were observed and a maximum tolerated dose was not reached. PRS-060 is currently in preclinical development, and we intend to begin a Phase I clinical trial with PRS-060 in 2017. Our 300-Series oncology drug candidates are multispecific Anticalin®-based proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics that genetically link an antibody with one or more Anticalin proteins, thereby constituting a multispecific protein. We are conducting preclinical experiments on a number of 300-Series lead candidates and by the end of 2015 intend to choose a candidate for pre-clinical studies to support the IND for potential clinical trials in oncology.

We are also developing PRS-110 in oncology. PRS-110 is a monovalent antagonist, a polypeptide molecule with one target-binding domain,that is designed to block both ligand- dependent and ligand-independent activity of cMet. cMet is a receptor tyrosine kinase, a well-known high- affinity cell surface receptor that transmits signals into the cell when a corresponding ligand binds to it, which is essential for embryonic development and wound healing and has been associated with several different cancers, including renal, gastric and lung carcinomas, central nervous system tumors and sarcomas.

Our core Anticalin® technology and platform was developed in Germany, and we have partnership arrangements with major multi-national pharmaceutical companies headquartered in the U.S., Europe and Japan and with regional pharmaceutical companies headquartered in India. These include existing agreements with Daiichi Sankyo Company Limited, or Daiichi Sankyo, and Sanofi Group (formerly Sanofi-Aventis and Sanofi-Pasteur SA), or Sanofi, pursuant to which our Anticalin platform has consistently achieved its development milestones. We have discovery and preclinical collaboration and service agreements with both academic institutions and private firms in Australia. We also intend to establish a greater U.S. presence and take advantage of the U.S. capital markets, additional potential corporate partners, and the broad expertise found in the biotechnology industry in the United States.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. For the six months ended June 30, 2015 and 2014 we reported net loss of $7.2 million and $3.7 million, respectively. For the three months ended June 30, 2015 and 2014 we reported net loss of $3.5 million and $2.9 million, respectively. As of June 30, 2015, we had an accumulated deficit of $73.0 million.

We expect to continue incurring substantial losses for the foreseeable future as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the three and six months ended June 30, 2015 and 2014 were primarily from license and collaboration agreements with our partners, and, to a lesser extent, from grants from government agencies.

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

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the last two years have been primarily from the license and collaboration agreements with Sanofi Group (formerly Sanofi-Aventis and Sanofi-Pasteur SA), or Sanofi, and Daiichi Sankyo Company Limited, or Daiichi Sankyo and, to a much lesser extent, grants from government agencies. The revenues from Sanofi and Daiichi Sankyo have been comprised primarily of upfront payments, research and development services and, to a lesser extent, milestone payments. We recognized revenues from upfront payments under these agreements on a straight-line basis over the required service period because we determined that the licenses to which the payments related did not have standalone value. Research service revenue is recognized when the costs are incurred and the services have been performed. Revenue from milestone payments is recognized when all of the following conditions are met: (1) the milestone payments are non-refundable, (2) the achievement of the milestone involves substantial risk and was not reasonably assured at the inception of the arrangement, (3) substantive effort on our part is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (5) a reasonable amount of time passes between the up-front license payment and the first milestone payment.

We expect our revenues for the next several years to consist of upfront payments, research funding and milestone payments from strategic collaborations we currently have or may establish in the future. We also may receive grants from government agencies and foundations funds in connection with our drug development efforts.

Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. These programs consume a large proportion of our current, as well as projected, resources. We anticipate that our expenses will increase significantly compared to recent years as we advance PRS-080 through clinical trials, [including a Phase I clinical trial in healthy volunteers initiated in November 2014. On June 10, we announced the completion of enrollment of healthy subjects in a blinded, placebo-controlled Phase I clinical trial for our PRS-080 program. engage in first-in-man-enabling preclinical studies for PRS-060 and, subsequently, clinical development activities for this program, and prepare drug supply for these and other product candidates. We also expect to incur expenses associated with:

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

Results of Operations

Comparison of the three and six months ended June 30, 2015 and June 30, 2014

The following table sets forth our revenues and operating expenses for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)

Revenue	$160	$698	$378	$2,071
Research and development	(1,726)	(1,119)	(3,250)	(2,342)
General and administrative	(1,969)	(2,349)	(4,363)	(3,171)
Other income (expense)	4	(112)	1	(220)

Net loss	$(3,531)	$(2,882)	$(7,234)	$(3,662)

Revenues

The following table provides a comparison of revenues for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)

Upfront payments	$—	$31	$—	$473
Research and development services	—	225	—	877
Milestone payments	—	411	—	685
Grants	160	31	378	36

Total	$160	$698	$378	$2,071

The $0.2 million decrease in revenues from research and development services in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 relates to the successful hand over of all collaboration projects in 2014. We have not received research funding from collaboration partners since July 2014. In the three months ended June 30, 2014, we received research funding from a collaboration partner for one collaboration project.

Pieris did not recognize any collaboration milestones in the three months ended June 30, 2015. In the three months ended June 30, 2014, we achieved one research milestones under a collaboration project. The increase in revenues from grants in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 relates primarily to our significantly increased activities related to PRS-080’s development in 2015 compared to 2014, resulting in higher reimbursement from the European Commission for PRS-080’s development.

The $0.5 million decrease in revenues from upfront payments in the period ended June 30, 2015 compared to the period ended June 30, 2014 relates to the successful hand over to collaboration partners of collaboration projects in 2014. Recognition of upfront payments was spread over the expected time period in which we were performing research services for corresponding partner projects and until hand-over or termination of the projects. Thus, in the six months ended June 30, 2014 upfront payments for two projects were recognized. Accordingly, the $0.9 million decrease in revenues from research and development services in period ended June 30, 2015 compared to the period ended June 30, 2014 relates to the successful hand over of all collaboration projects in 2014. We have not received research funding from collaboration partners since July 2014. In the period ended June 30, 2014, we received research funding from collaboration partners for two collaboration projects.

Pieris did not recognize any collaboration milestones in the six months ended March 31, 2015. In the six months ended June 30, 2014, we achieved two research milestones under collaboration projects. The increase in revenues from grants in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 relates primarily to our significantly increased activities related to PRS-080’s development in 2015 compared to 2014, resulting in higher reimbursement from the European Commission for PRS-080’s development.

Research and Development Expenses

Total research and development expenses for advancing our proprietary and co-development projects and improving and maintaining our Anticalin® platform technology were $1.7 million for the three months ended June 30, 2015 as compared to $1.1 million for the three months ended June 30, 2014. The $0.6 million increase in total research and development expenses in the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is primarily due to increased external clinical trial expenses associated with PRS-080 and increased salary expenses for our PRS-300 Series immuno-oncology programs, offset by reduced salary expense in lower priority programs as resources were shifted to PRS-300.

As of June 30, 2015, we employed 29 full-time and 5 part-time personnel in our research and development group compared to 26 full-time and 4 part-time personnel in our research and development group as of June 30, 2014. We incurred expenses of $0.6 million and $0.1 million during the three months ended June 30, 2015 and 2014, respectively, for amounts payable to external parties who performed research and development activities for our proprietary and co-development projects and platform technology.

Total research and development expenses were $3.3 million for the six months ended June 30, 2015 as compared to $2.3 million for the six months ended June 30, 2014. The $1.0 million increase in total research and development expenses in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 is primarily due to increased external clinical expenses associated with PRS-080 and increased internal salary related expenses for the PRS-300 Series immune-oncology programs offset by reduce salary expense in lower priority programs as resources were shifted to PRS-300 and other programs. We incurred expenses of $1.2 million and $0.3 million during the six months ended June 30, 2015 and 2014, respectively, for amounts payable to external parties who performed research and development activities for our proprietary and co-development projects and platform technology.

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)

PRS-060	$—	$31	$22	$39
PRS-080	641	151	1,254	348
PRS-110	1	23	5	73
PRS-300 Series	540	134	969	157

Total	$1,182	$339	$2,250	$617

Research and development expenses related to PRS-080 increased by $0.5 million in three months ended June 30, 2015 as compared to the three months period ended June 30, 2014. This increase was a result as Phase I clinical trial started in late 2014 in healthy volunteers. In contrast, no activities related to clinical trials were carried out during the three months period ended June 30, 2014. As PRS-300 project activities were only first initiated during three months ended June 30, 2014 the corresponding cost in three months ended June 30, 2015 for PRS-300 activities are significantly higher.

In addition to the amounts outlined above, we incurred $0.6 million and $0.8 million in connection with early stage research projects and platform technology development during the three months ended June 30, 2015 and 2014, respectively.

We incurred zero and $0.1 million of costs in relation to providing research and development services under the license and collaboration agreements with our collaboration partners for the three months ended June 30, 2015 and 2014, respectively.

Research and development expenses related to PRS-080 increased by $0.9 million in six months ended June 30, 2015 as compared to the six months period ended June 30, 2014. This increase was a result as Phase I clinical trial started in late 2014 in healthy volunteers. In contrast, no activities related to clinical trials were carried out during the six months period ended June 30, 2014. As PRS-300 project activities were only first initiated during six months ended June 30, 2014 the corresponding cost in six months ended June 30, 2015 for PRS-300 activities are significantly higher.

In addition to the amounts outlined above, we incurred $0.9 million and $1.6 million in connection with early stage research projects and platform technology development during the six months ended June 30, 2015 and 2014, respectively.

We incurred zero and $0.2 million of costs in relation to providing research and development services under the license and collaboration agreements with our collaboration partners for the six months ended June 30, 2015 and 2014, respectively.

General and Administrative Expenses

General and administrative expenses decreased from $2.3 million for the three months ended June 30, 2014 to $2.0 million in the three months ended June 30, 2015. This $0.3 million decrease resulted primarily from lower salary costs and favourable exchange rate effect offset by increased consulting costs and costs associated with being a public company, including $0.3 million in non-cash stock based compensation expense.

General and administrative expenses increased from $3.2 million for the six months ended June 30, 2014 to $4.4 million in the six months ended June 30, 2015. This $1.2 million increase resulted primarily from increased consulting costs and costs associated with being a public company including legal and investor relations costs and $0.7 million in non-cash stock based compensation expense, offset by a favourable exchange rate effect.

Other Income (Expense)

Other income (expense) decreased to nil in the three months ended June 30, 2015 from $0.1 million for the three months ended June 30, 2014. This decrease primarily relates to reduced interest expense on shareholder loans which were converted into shares of common stock in the fourth quarter of 2014.

Other income (expense) decreased to nil in the six months ended June 30, 2015 from $0.2 million for the six months ended June 30, 2014. This decrease primarily relates to reduced interest expense on shareholder loans which were converted into shares of common stock in the fourth quarter of 2014.

Liquidity and Capital Resources

Through June 30, 2015, we have funded our operations with $141.4 million of cash that has been obtained from the following main sources: $76.9 million from sales of equity; $6.5 million from loans; $14.2 million from grants from government agencies; and $43.8 million in total payments received under license and collaboration agreements, including $7.9 million for research and development services costs we received in 2012, 2013, 2014 and the first six months of 2015 from Daiichi Sankyo and Sanofi. We expect that reimbursements of our development costs by Daiichi Sankyo and Sanofi will decline going forward, and we do not expect such reimbursements to be a significant source of funding in the future.

As of June 30, 2015, we had a total of $10.0 million in cash and cash equivalents and $3.3 million of liabilities, including $3.0 million of current liabilities from operations.

Pieris has experienced operating losses since its inception and had a total accumulated deficit of $73.0 million as of June 30, 2015. Pieris expects to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception and in the six months ended June 30, 2015. These losses have resulted in significant cash used in operations. During the six months ended June 30, 2015 and 2014, our cash used in operations was $6.7 million and $3.4 million, respectively. While we have several research and development programs underway, the PRS-080 and PRS-060 programs have advanced the furthest and will continue to consume, along with our 300-Series programs, increasing amounts of cash for conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of PRS-080 and PRS-060 and our other product candidates, including our 300-Series, we expect the cash needed to fund operations to increase significantly over the next several years. We also expect to incur increased costs in connection with operating and growth as a public company.

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

On July 6, 2015 the Company closed a public offering of an aggregate of 9,090,909 shares of the Company´s common stock at a purchase price of $2.75 per share. On July 28, 2015 the underwriters exercised their option to purchase an additional 1,211,827 shares of common stock at the public offering price of $2.75 per share. Gross proceeds from the offering, including the over-allotment option, were $28.3 million and net proceeds were approximately $25.8 million.

Even after giving effect to the public offering, we will need to obtain additional funding in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents at June 30, 2015 will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. Our requirements for additional capital will depend on many factors, including the following:

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

Our cash is maintained in current cash accounts at major financial institutions and, to a lesser extent, in money market accounts. Due to the current low interest rates available for these instruments, we are earning limited interest income. Our investment portfolio has not been adversely impacted by the problems in the credit markets that have existed over the last several years, but there can be no assurance that our investment portfolio will not be adversely affected in the future.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2014 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates in the six months ended June 30, 2015.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As required by the TUM License Agreement, the Company provided to TUM its calculation of the Out-License Fee owed by the Company to TUM for the period beginning on the Effective Date and ending on December 31, 2012, the Dispute Period, in the amount of $0.4 million excluding value-added tax. TUM has asserted that, under the TUM License Agreement, the Out-License Fee due to TUM for the Dispute Period amounts to $3.4 million excluding value-added tax in the aggregate and has threatened to terminate the TUM License Agreement if the Out-License Fee is not paid. We believe that if TUM sought to terminate the license agreement for cause as a result of this dispute, it would potentially face wrongful termination claims for substantial damages if the arbitration tribunal in the TUM Arbitration sides with Pieris in its final decision regarding the proper amount of the Out-License Fee, but we can provide no assurance regarding the timing, nature or consequences of such decision. The Company instituted the TUM Arbitration to request the arbitration tribunal to hold that the Company’s calculation of the payments owed to TUM is accurate and shall govern all current and future payments due in respect of the Out-License Fee under the TUM License Agreement. The Company has reserved a liability on its balance sheet´s position other long-term liabilities in respect of such payment in the amount of €271,000 ($327,937). An adverse ruling in the TUM Arbitration could have a material adverse effect on the Company’s results of operations and financial condition.

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

The panel requested that both the Company and TUM indicate to the panel by April 27, 2015 whether proceedings should be stayed as a result of settlement negotiations. On April 27, 2015, the Company submitted a reply brief requesting proceedings to continue without disruption and moving for leave to comment on TUM’s latest submission in another brief to rebut TUM’s latest arguments. Following an approved extension by the panel for TUM’s submission, TUM submitted its proposal on May 4, 2015, requesting the panel to conduct a mediation hearing and assist the parties to negotiate a settlement. On May 8, 2015, the arbitration tribunal set June 1, 2015 as the deadline for final briefs and offered to schedule another oral hearing in mid-June for the purpose of supporting further settlement negotiations if the parties are in favor of holding a hearing. The Company submitted its brief on June 1, 2015. On June 8, 2015, the arbitration tribunal issued a procedural order indicating they will proceed with the arbitration without another oral hearing. TUM did not file its brief by the June 1 deadline set by the panel, and instead filed another submission on June 23, 2015. In its procedural order issued on the same day, the tribunal panel reserved the right to reject TUM’s new submission based on the content of its brief. The tribunal’s subsequent procedural order of June 25, 2015 provided that the tribunal will close the proceedings on July 10, 2015. The order clarified that any further pleadings or submissions will not be admissible after this date. The Company submitted its final brief on July 10, 2015 to address TUM’s arguments raised in its latest submission and to provide the tribunal with an overview its costs incurred in this arbitration proceeding. On the same day, TUM submitted its summary of its costs incurred in this arbitration proceeding and subsequently, on July 23, 2015, filed an additional brief to correct some of its earlier submissions on costs and comment on the Company’s cost overview of July 10. The Company replied to the TUM brief on August, 7. It is not possible to determine at this time when the arbitration tribunal will make its final decision.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: August 13, 2015	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: August 13, 2015	By:	/s/ Darlene Deptula-Hicks
Darlene Deptula-Hicks Acting Chief Financial Officer, Secretary and Treasurer