Form 10-Q
period 2015-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2015-11-13
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 9, 2015 was 39,759,530.

PIERIS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1162 in The City of New York for cable transfers of euro as certified for customs purposes by the Federal Reserve Bank of New York as of September 30, 2015.

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

PART I — FINANCIAL INFORMATION

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:

Cash and cash equivalents	$32,254,879	$18,474,211

Trade accounts receivable	17,358	—
Other current assets	1,285,041	1,207,072
Prepaid expenses	589,928	109,332
Income tax receivable	3,534	14,810

Total current assets	34,150,740	19,805,425

Property and equipment, net	1,928,192	2,052,221
Deferred tax asset	24,464	26,522
Other non-current assets	97,111	—

Total assets	$36,200,507	$21,884,168

Liabilities and Stockholders’ Equity

Current liabilities:
Trade accounts payable	$1,117,557	$1,260,015
Accrued expenses	1,033,926	743,866
Deferred tax liability	24,464	26,522
Other current liabilities	65,714	242,755
Bank loan, including accrued interest	—	1,270,605

Total current liabilities	2,241,661	3,543,763

Accrued expenses, non-current	308,071	333,988

Total liabilities	2,549,732	3,877,751

Stockholders’ equity:
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 39,759,530 and 29,279,522 issued and outstanding at September 30, 2015 and December 31, 2014	39,760	29,280
Additional paid-in capital	111,725,327	84,627,283
Accumulated other comprehensive loss	(1,150,279)	(843,097)
Accumulated deficit	(76,964,033)	(65,807,048)

Total stockholders’ equity	33,650,775	18,006,417

Total liabilities and stockholders’ equity	$36,200,507	$21,884,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$414,610	$18,724	$792,474	$2,089,831

Operating expenses
Research and development	2,051,688	926,596	5,301,911	3,268,262
General and administrative	2,242,804	933,221	6,606,209	4,103,805

Total operating expenses	4,294,492	1,859,817	11,908,120	7,372,067

Loss from operations	(3,879,882)	(1,841,093)	(11,115,646)	(5,282,236)
Interest expense, net	—	(181,205)	(4,223)	(404,288)
Other (expense) income, net	(1,929)	148	3,325	2,812

Loss before income taxes	(3,881,811)	(2,022,150)	(11,116,544)	(5,683,712)
Provision/(benefit) for income tax	40,441	—	40,441	(18)

Net loss	$(3,922,252)	$(2,022,150)	$(11,156,985)	$(5,683,694)

Net loss per share
Basic and diluted	$(0.10)	$(0.17)	$(0.34)	$(0.48)

Weighted average number of common shares outstanding
Basic and diluted	38,890,546	11,828,974	32,584,354	11,828,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three month ended September 30		Nine months ended September 30,
	2015	2014	2015	2014
Net loss	$3,922,252	$2,022,150	$11,156,985	$5,683,694

Other comprehensive income (loss) components:
Foreign currency translation adjustments	193,415	326,303	(307,182)	329,330

Total other comprehensive income (loss), net of tax	193,415	326,303	(307,182)	329,330

Comprehensive loss	$3,728,837	$1,695,847	$11,464,167	$5,354,364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
Operating activities:
Net loss	$(11,156,985)	$(5,683,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	234,066	278,852
Non-cash interest expense	—	365,251
Stock-based compensation	823,164	—
Non-cash restricted shares	446,400	—
Non-cash consulting shares	75,000
Changes in operating assets and liabilities:
Restricted cash	—	12,973
Trade accounts receivable	(17,328)	474,418
Prepaid expenses and other current assets	(768,982)	(128,146)
Trade accounts payable	(49,427)	(3,324)
Accrued expenses and other current liabilities	190,549	(450,672)
Income taxes receivable	10,109	49,064

Net cash used in operating activities	(10,213,434)	(5,085,278)
Investing activities:
Purchase of property and equipment	(269,265)	(14,311)

Net cash used in investing activities	(269,265)	(14,311)
Financing activities:
Issuance of common stock, net of issuance costs	25,763,960	—
Proceeds from convertible stockholder loan	—	1,309,093
Repayment of debt	(1,157,940)	(189,420)
Proceeds from preferred share subscription	—	1,355,480

Net cash provided by financing activities	24,606,020	2,475,153

Effect of exchange rate change on cash and cash equivalents	(342,653)	(128,763)

Net increase (decrease) in cash and cash equivalents	13,780,668	(2,753,199)
Cash and cash equivalents at beginning of period	18,474,211	3,689,382

Cash and cash equivalents at end of period	$32,254,879	$936,183

Supplemental cash flow disclosures:
Cash paid for interest	$4,181	$40,664

Cash paid for tax	$40,441	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements of Pieris Pharmaceuticals Inc. and its wholly owned subsidiaries (collectively “Pieris” or the “Company) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnotes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete annual consolidated financial statements. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related footnotes that appear in the Annual Report on Form 10-K of the Company for the year ended December 31, 2014 filed with the SEC on March 30, 2015 (the “2014 Annual Report”).

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements for the year ending December 31, 2014, and all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited interim consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period.

Reclassifications

For comparability purposes, certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current period’s presentation within the consolidated statements of cash flows.

Use of Estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses in the financial statements and disclosures in the accompanying notes. Significant estimates are used for, but are not limited to, revenue recognition, deferred tax assets, liabilities and valuation allowances, fair value of stock options and various accruals. Management evaluates its estimates on an ongoing basis. Actual results and outcomes could differ materially from management’s estimates, judgments and assumptions.

Segment Reporting

Pieris operates as a single segment dedicated to the discovery and development of biotechnological applications and the Company’s chief operating decision maker (“CODM”) makes decisions based on the Company as a whole. The Company has determined that it’s CODM is its CEO. Accordingly, Pieris operates and makes decisions as one reporting unit.

Milestone Payments and Royalties

At the inception of each agreement that includes milestone payments, Pieris evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. Pieris evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Pieris aggregates milestones into three categories (i) research milestones, (ii) development milestones and (iii) commercial milestones. Research milestones are typically achieved upon reaching certain criteria as defined in each agreement related to developing an Anticalin protein against the specified target. Development milestones are typically reached when a compound reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones are typically achieved when an approved pharmaceutical product reaches the status for commercial sale or certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

For revenues from research and development milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, such amounts are recognized entirely upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the period of performance. To date, Pieris has determined all milestones are substantive. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalty payments are recognized in revenues based on the timing of royalty payments earned in accordance with the agreements; which typically is the period when the relevant sales occur, assuming all other revenue recognition criteria are met.

Net Loss per Common Share

Basic net loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted net loss per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.

For all financial statement periods presented the number of basic and diluted weighted average shares outstanding was the same because any increase in the number of shares of common stock equivalents for any period presented would be antidilutive based on the net loss for the period.

For the three and nine months ended September 30, 2015, approximately 1.2 million and 0.9 million potential weighted average shares subject to stock options respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted weighted average common shares outstanding as their effect would have been antidilutive.

Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive income during the nine months ended September 30, 2015 were as follows (in thousands):

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance—December 31, 2014	$(843)	$(843)
Current period other comprehensive loss	(307)	(307)

Balance—September 30, 2015	$(1,150)	$(1,150)

Fair Value Measurement

ASC Topic 820 Fair Value Measurement defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pieris applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The standard describes the following fair value hierarchy based on three levels of input, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Cash equivalents recorded by Pieris consist of highly liquid money market funds and are measured at fair value on a recurring basis. These funds are classified as Level 1 because they are valued using quoted prices for the periods ended September 30, 2015 and December 31, 2014. The carrying amounts of $78,459 and $4,800,573 as of September 30, 2015 and December 31, 2014, respectively, equal the fair value of the cash equivalents.

The Company’s debt instruments are classified as Level 2. The fair value of these instruments was determined using the discounted cash flow method based on contractual cash flows and the current rate at which debt with similar terms could be issued. The fair values for these debt instruments approximated carrying values as of December 31, 2014. There are no remaining debt instruments as of September 30, 2015.

All of other current assets and current liabilities on our consolidated balance sheets approximate their respective carrying amounts.

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

Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized. Accordingly, the Company has recorded a full valuation allowance to reduce its net deferred tax assets.

We recognize, measure, present and disclose in our financial statements any uncertain tax positions that we have taken, or expect to take on a tax return. We operate in multiple jurisdictions, both within and outside the United States, and may be subject to audits from various tax authorities. Management’s judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, liabilities for uncertain tax positions, and any valuation allowance recorded against our net deferred tax assets. We will monitor the realizability of our deferred tax assets and adjust the valuation allowance accordingly.

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09) which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for the Company beginning January 1, 2018, and at that time the Company may adopt the new standard under the full retrospective approach or the modified retrospective approach. Early adoption is not permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual items” (ASU 2015-01). The amendments in ASU 2015-01 eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe this ASU will have an impact on its financial statements.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (ASU 2015-02). The amendments in ASU 2015-02 are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December, 15, 2017. The Company does not believe this ASU will have an impact on its financial statements.

In June 2015, the FASB issued ASU No. 2015-10, “Technical Corrections and Improvements” (ASU 2015-10). The amendments in ASU 2015-10 represent changes to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments are intended to make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company does not believe this ASU will have an impact on its financial statements.

Pieris has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

2. Revenues

Pieris has not generated revenues from product sales. Pieris has generated revenues pursuant to (i) license and collaboration agreements, which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments, and (ii) government grants.

Collaborations and Other Agreements

Allergan, Inc.

In August 2009, pursuant to an agreement with Allergan, Inc. (“Allergan”), the Company granted Allergan a worldwide exclusive license to develop and commercialize certain drug candidates for the treatment and prevention of ocular diseases. Allergan is responsible for the research, development, manufacturing and commercialization of any products resulting from the license. No revenue has been recorded in the 2014 and 2015 periods presented.

The Company is entitled to receive up to an aggregate of $13 million in milestone payments upon the achievement of certain commercial milestones or patents granted to the Company by the United States Patent and Trademark Office that cover a product licensed to Allergan.

Daiichi Sankyo Co., Ltd.

In May 2011, Pieris granted an exclusive, worldwide license for the research, development and commercialization of drug candidates identified by the Company for targets selected by Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) pursuant to an agreement with Daiichi Sankyo. Under this agreement the Company will use its proprietary Anticalin® scaffold technology to identify drug candidates against certain selected targets, with further development and commercialization performed by Daiichi Sankyo.

Daiichi Sankyo has agreed to pay various upfront payments for certain research programs, payments for services provided by Pieris in conjunction with the research programs and certain milestone payments as development milestones are achieved. During the three months ended September 30, 2015, Pieris recorded revenue of $0.4 million associated with achieving certain milestones within a research program. There were no revenues recorded in the three months ended September 30, 2014. During the nine months ended September 30, 2015 and 2014, Pieris recorded revenue of $0.4 million and $1.1 million, respectively. The revenues recorded in the nine months ended September 30, 2015 were associated with achieving certain milestones within a research program. The revenues recorded in the nine months ended September 30, 2014 were associated with recognizing the final component of the upfront payment. Pieris provided various services in connection with the ongoing research programs as well as achieved a development milestones during the nine month period ended September 30, 2014.

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

Sanofi has agreed to pay various upfront payments for certain research programs, payments for services provided by Pieris in conjunction with the research programs and certain milestone payments as development milestones are achieved. There were no revenues for this agreement recorded during the three months ended September 30, 2015 and 2014. During the nine months ended September 30, 2015 there were no revenues recorded for this agreement. Pieris recorded $0.7 million for the nine months ended September 30, 2014 under this agreement and were associated with recognizing the final component of the upfront payment as well as Pieris providing various services in connection with the ongoing research programs including achieving a development milestone during the period.

The Company is entitled to receive milestone payments up to $51.6 million, plus royalties on the sales of any commercial products. The total milestones are categorized as follows: research milestones - $1.9 million; development milestones - $29.6 million; commercial milestones - $20.1 million.

3. Related-Party Transactions

Research and License Agreement with Technische Universität München (“TUM”)

On July 4, 2003, the Company entered into a research and licensing agreement with TUM (the “TUM License Agreement”), which was subsequently renewed and, on July 26, 2007, superseded and replaced. The agreement established a joint research effort led by Prof. Arne Skerra, Chair of Biological Chemistry of TUM, to optimize Anticalin technologies for use in therapeutic, prophylactic and diagnostic applications and as research reagents, and to gain fundamental insights in lipocalin scaffolds. Prof. Dr. Skerra was a member of the supervisory board of Pieris GmbH, the Company’s wholly-owned subsidiary, when the parties entered into the TUM License Agreement and during the period covered by the consolidated financial statements in this report. The Company provided certain funding for TUM research efforts performed under the agreement and this part of the agreement expired in February 2013 with no further obligation by Pieris.

As a result of research efforts to date under the TUM License Agreement, the Company holds a worldwide exclusive license under its license agreement with TUM to multiple patents and patent applications, including an exclusive license to an issued U.S. patent, which patent will expire in 2027 (subject to a possible term adjustment period). The Company also holds an exclusive license to an issued U.S. patent No. 8,420,051, which patent is expected to expire in 2029. The Company bears the costs of filing, prosecution and maintenance of patents assigned or licensed to the Company under the agreement.

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

The Company has incurred expenses related to TUM in connection with the transfer of licenses and protective rights of $13,898 and $16,563 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014 the Company incurred expenses in an amount of $41,791 and $50,839, respectively.

The Company has accrued $302,490 and $327,937 as of September 30, 2015 and December 31, 2014, respectively, related to the amounts due under the research and license agreement (see Note 10 Commitments and Contingencies).

Consulting Contract between Prof. Dr. Arne Skerra and the Company

In 2001, the Company entered into a Consulting Agreement with Prof. Dr. Arne Skerra, pursuant to which Prof. Dr. Arne Skerra provides advice regarding the use of new proteins, in particular Anticalin® proteins and antibodies, for the purpose of research and development. The Consulting Agreement has an unlimited term but can be terminated by the Company upon three months’ notice with effect from the end of a month and by Prof. Dr. Arne Skerra upon one year’s notice with effect from the end of a year. Under the Consulting Agreement, the Company incurred and paid to Prof. Dr. Skerra consulting fees of $16,717 and $26,955 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014 the Company incurred and paid Prof. Dr. Skerra consulting fees of $5,559 and $6,625, respectively.

4. Debt

As of April 3, 2014, the Company and tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG”), the subsidiary of KfW Bank, Frankfurt (“KfW”), signed a repayment agreement concerning the Company’s repayment of its liabilities to TBG outstanding at December 31, 2013 in a total amount of €1.2 million ($1.34 million). The principal amount bore interest at a rate of 10.53%. Under the repayment agreement, the Company has agreed to a payment schedule pursuant to which it will make semi-annual payments until 2016. On December 11, 2014, the Company and TBG entered into an accelerated repayment agreement in respect of the claims of TBG against the Company. Pursuant to terms of the accelerated repayment agreement, conditioned upon closing of the Acquisition, the Company was obligated to pay €1,050,000 ($1.17 million), the outstanding amount under the repayment agreement, in two tranches as follows: €600,000 ($669,720) plus accrued interest on January 31, 2015 and €450,000 ($502,290) on March 31, 2015. The outstanding principal amount for the first and the second tranches net of capital gain tax withheld, was repaid in full in the first quarter ending March 31, 2015 and such next payment was €931,312 ($1,039,530). The capital gain tax withheld in the amount of €118,688 ($132,480) was paid on April 9, 2015 and no further amounts are payable in respect of TBG loan.

5. Accrued Expenses

The Company has recorded the following accrued expenses as of September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
	2015	2014
Accrued expenses:
Accrued payroll and benefits	$480,626	$332,892
Accrued audit and tax	156,553	403,450
Accrued professional fees, and other	396,747	7,524

Total accrued expenses	1,033,926	743,866

Accrued expenses, non-current:
Reserve for litigation TUM	302,490	327,937
Accrued restoration cost	5,581	6,051

Total accrued expenses, non-current	308,071	333,988

Total accrued expenses	$1,341,997	$1,077,854

6. Public Offering

On July 6, 2015 the Company closed a public offering of an aggregate of 9,090,909 shares of the Company’s common stock at a purchase price of $2.75 per share. All shares of common stock were offered by the Company. On July 24, 2015 the underwriters exercised their over-allotment option to purchase 1,211,827 additional shares of the Company’s common stock at the public offering price of $2.75, the sale of which closed on July 28, 2015.

Gross proceeds raised by the Company in the offering, including the exercise of the over-allotment option, were $28.3 million and net of equity issuance costs are $25.8 million. The Company intends to use the net proceeds from the offering to fund research and development, including preclinical and clinical research and development of its drug candidates, working capital and general corporate purposes.

7. Stock-Based Compensation

Stock-based compensation expense for the three months ended September 30, 2015 was $0.3 million. Stock-based compensation expense for the nine months ended September 30, 2015 was $0.8 million. There was no stock-based compensation expense recorded for the 2014 periods as the stock option plan did not become effective until December 17, 2014.

Total stock-based compensation expense was recorded to operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows:

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Research and development	$88,176	$217,766
General and administrative	249,613	605,398

Total stock-based compensation	$337,790	$823,164

There were no options exercised during the three and nine month periods ended September 30, 2015 and 2014.

Pieris granted 663,262 stock options to employees, consultants, and directors under the 2014 Employee, Director and Consultant Equity Incentive Plan, (the “Plan”) during the nine months ended September 30, 2015. Of these stock options granted, an option for 450,000 shares was granted to a newly-hired executive officer subject to certain restrictions on exercise that require Company’s shareholders to approve an increase in the number of shares authorized under the Plan; if such shareholder approval is not obtained by September 30, 2016, the option will be cancelled and of no further force and affect. This option, therefore, does not have an impact on the remaining shares available for future grants currently authorized under the Plan.

The Company granted an option to purchase 500,000 shares outside of the Plan to a newly-hired executive officer that was an inducement, material to the executive officer entering into employment with the Company. The compensation expense associated with this inducement option was $32,133 and is included in research and development expense for both the three and nine month periods ended September 30, 2015. The Company did not grant any stock options during the three and nine months ended September 30, 2014.

The Company uses the Black-Scholes option pricing model to determine the estimated grant date fair values for stock-based awards. The weighted-average grant date fair values of the options both in and out of plan granted during the nine months ended September 30, 2015 was $1.94 using the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Dividend yield	—	—	—	—
Expected volatility	72.65% - 73.43%	—	72.65% - 75.07%	—
Risk-free interest rate	1.69% - 1.89%	—	1.49% - 1.89%	—
Expected term	5.0 - 6.1 years	—	5.0 - 6.1 years	—
Forfeiture rate	8.8%	—	8.8%

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Pieris’s estimated expected stock price volatility is based on the average volatilities of other guideline companies in the same industry. Pieris’s expected term of options granted during the three and nine months ended September 30, 2015 was derived using the SEC’s simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

As of September 30, 2015, the total unrecognized compensation cost related to outstanding stock options was $3.8 million, which the Company expects to recognize over a weighted-average period of 3.1 years.

8. Consulting Shares

Del Mar Consulting Group & Alex Partners

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

The terms of the Consulting Agreement state that Pieris has the right to terminate this agreement at any time during the Term of the Consulting Agreement, upon providing Consultants ten days’ written notice of the Company’s intention to terminate or immediately upon notice in the event of a breach of this agreement by either consultant. If the Company had elected to terminate this agreement for any reason within one hundred eighty days (180) following the effective date each Consultant would have been required to promptly surrender to the Company forty percent (40%) of the number of Consulting Shares issued to it.

The Company uses the Black-Scholes model and estimated the fair value of the 90,000 non-cancellable Consulting Shares to be $284,400 based on the closing price per share of $3.16 as quoted on the OTCQB tier of the OTC Markets Group Inc., or the OTCQB, on the grant date, March 6, 2015. The remaining 60,000 shares were then marked to market based on the Black-Scholes model at each reporting period with the expense being recorded in the condensed consolidated statement of operations as general and administrative expenses.

On September 2, 2015, the remainder of the Consulting Shares vested and the remaining expense was recorded based on the fair value of the shares on that date. The total expense recorded during the three months ended September 30, 2015 for the remaining shares was $55,667. The total expense recorded during the nine months ended September 30, 2015 for the remaining shares was $162,000.

Aquilo Partners

On September 4, 2015 the Company entered into a Letter Agreement (the “Letter Agreement”) with Aquilo Partners, L.P. (“Aquilo Partners”). Aquilo Partners has been engaged by the Company as an advisor.

Upon execution of the Letter Agreement, the Company has recorded a retainer fee of $125,000. In addition to the cash retainer fee, the Company issued 27,272 shares of the Company’s common stock equal in value to $75,000 based on the closing price of $2.75 per share of the Company’s common stock on September 4, 2015, the date of the Letter Agreement. The compensation for Aquilo Partners has been recorded in the condensed consolidated statements of operations as general and administrative expenses.

9. Warrants

In connection with the Private Placement in December 2014, the Company issued certain warrants to holders to acquire up to 542,360 shares of its common stock at an exercise price of two dollars per share ($2.00) to the Placement Agents and their designees during December 2014. The warrants are exercisable at any time at the option of the holder until the five year anniversary of its date of issuance. The number of shares of common stock issuable upon the exercise of each warrant is adjustable in the event of certain stock dividends, stock splits, combinations of shares and similar transactions. Upon exercise, the aggregate exercise price of the warrants issued are payable by the holders in cash.

The Company estimated the fair value of the warrants as of the grant date to be $664,064 and recognized the full amount in general and administrative expense for the year ended December 31, 2014.

10. Commitments and Contingencies

Arbitration

On March 20, 2014, the Company instituted arbitration proceedings, or the TUM Arbitration, against Technische Universität München, or Munich Technical University and hereafter TUM, to address issues regarding the calculation of payments due from the Company to TUM under the TUM License Agreement. Pursuant to the terms of the TUM License Agreement, the arbitration is proceeding in Munich, Germany and governed by German law, in accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit.

On July 4, 2003, or the Effective Date, the Company and TUM entered into the TUM License Agreement, as superseded and replaced on July 26, 2007, under which TUM has exclusively licensed, or in some cases assigned, to the Company certain intellectual property and know-how that has become part of the Anticalin® proprietary technologies. In return, the Company agreed to pay to TUM certain undisclosed annual license fees, milestones and royalties for its own proprietary drug development and sales, as well as an undisclosed variable fee as a function of out-licensing revenues, or the Out-License Fee, where such Out-License Fees are creditable against annual license payments to TUM.

As required by the TUM License Agreement, the Company provided to TUM its calculation of the Out-License Fee owed by the Company to TUM for the period beginning on the Effective Date and ending on December 31, 2012, the Dispute Period, in the amount of $0.3 million excluding value-added tax. TUM has asserted that, under the TUM License Agreement, the Out-License Fee due to TUM for the Dispute Period amounts to $3.4 million excluding value-added tax in the aggregate and has threatened to terminate the TUM License Agreement if the Out-License Fee is not paid. The Company believes that if TUM sought to terminate the license agreement for cause as a result of this dispute, it would potentially face wrongful termination claims for substantial damages if the arbitral tribunal in the TUM Arbitration sides with the Company in its final decision regarding the proper amount of the Out-License Fee, but the Company can provide no assurance regarding the timing, nature or consequences of such decision. The Company instituted the TUM Arbitration to request the arbitration tribunal to hold that the Company’s calculation of the payments owed to TUM is accurate and shall govern all current and future payments due in respect of the Out-License Fee under the TUM License Agreement. The Company has reserved a liability on its balance sheet in respect of such payment in the amount of €271,000 ($302,273). An adverse ruling in the TUM Arbitration could have a material adverse effect on the Company’s results of operations and financial condition. In April 2014, TUM argued to the arbitrators that it is not the proper party to be sued under the action for a declaratory arbitration decision brought by the Company in relation to the Research and Licensing Agreement, and that instead, it is the Free State of Bavaria that is the proper respondent to the action. The Company has responded that TUM has capacity to be sued in relation to any disputes arising from and regarding contractual provisions of the Research and Licensing Agreement and is thus also the proper respondent in the action. In accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit, each party to the arbitration proceeding has appointed one arbitrator and the party-named arbitrators collectively selected the third arbitrator as the chairman of the arbitration panel.

On December 1, 2014, TUM filed its statement of defense, maintaining its earlier calculation of the Out-License Fee. On December 23, 2014, TUM filed a counterclaim in the amount of €2,529,400 ($3,060,827) to suspend the statute of limitations on its claims. On January 12, 2015, the Company filed a response to TUM’s defense. The arbitration panel held its first hearing in Munich, Germany on January 20, 2015, however the arbitration panel did not come to a conclusion on whether TUM is the proper respondent in the action or on the merits of the case. The panel had previously indicated that it will first decide the issue of whether TUM is the proper respondent in this action. The panel resolved that the value in dispute for both parties’ claims and counterclaims would be fixed at €3,500,000 ($4,235,350), as the calculation of the outstanding Out-Licensing Fee also impacts future payments. On March 3, 2015, the Company submitted a response to TUM’s statement of defense and counterclaim.

On March 31, 2015, TUM submitted a rebuttal brief. The panel requested that both the Company and TUM indicate to the panel by April 27, 2015 whether proceedings should be stayed as a result of settlement negotiations. On April 27, 2015, the Company submitted a reply brief requesting proceedings to continue without disruption and moving for leave to comment on TUM’s submission. Following an approved extension by the panel for TUM’s submission, TUM submitted its proposal on May 4, 2015, requesting that the panel conduct a mediation hearing and assist the parties in negotiating a settlement. On May 8, 2015, the arbitration tribunal set June 1, 2015 as the deadline for final briefs and offered to schedule another oral hearing in mid-June for the purpose of supporting further settlement negotiations if both parties are in favor of holding a hearing. The Company submitted its brief on June 1, 2015. On June 8, 2015, the arbitration tribunal issued a procedural order indicating they will proceed with the arbitration without another oral hearing. TUM did not file its brief by the June 1 deadline set by the panel, and instead filed another submission on June 23, 2015. In its procedural order issued on the same day, the tribunal panel reserved the right to reject TUM’s new submission based on the content of its brief. The tribunal’s subsequent procedural order of June 25, 2015 provided that the tribunal will close the proceedings on July 10, 2015. The order clarified that any further pleadings or submissions will not be admissible after this date. The Company submitted its final brief on July 10, 2015 to address TUM’s arguments raised in its latest submission and to provide the tribunal with an overview of its costs incurred in this arbitration proceeding. On the same day, TUM submitted its summary of its costs incurred in this arbitration proceeding and subsequently, on July 23, 2015, filed an additional brief to correct some of its earlier submissions on costs and comment on the Company’s cost overview of July 10, 2015. The Company replied to the TUM brief on August 7, 2015.

By letter to the parties on September 7, 2015, the arbitral tribunal noted that there had been no further submissions by the parties and that the tribunal would now draft and render the award. Since there is no deadline for the tribunal to render the award it is not possible to determine at this time when to expect a final decision.

Sublease Agreement

On August 27, 2015 the Company entered into an Agreement of Sublease (the “Sublease Agreement”) with Berenberg Capital Markets LLC (the “Sublandlord”). Under the Sublease Agreement, the Sublandlord will sublease to the Company approximately 3,950 square feet in Boston, MA. The term of the Sublease Agreement shall commence on the date the Sublandlord completes certain renovations and delivers space that is ready to be occupied (the “Commencement Date”) and shall expire at midnight on February 27, 2022 or such earlier date on which the term may terminate pursuant to the provisions of the Sublease Agreement. The Company has agreed to pay the Sublandlord an annual rental at a rate equal to $46.50 per square foot, increasing by $1.00 per square foot on each anniversary of the Commencement Date. As of September 30, 2015 the Commencement Date has not been reached. Therefore the Company has not recognized any rent expenses under the Sublease Agreement for the three and nine months ended September 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

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

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, “our Company”, “the Company”, “Pieris”, “we”, “us”, and “our” refer to Pieris Pharmaceuticals, Inc., a Nevada corporation, and its consolidated subsidiary, and the term “Pieris Operating” refers to Pieris GmbH, a company organized under the laws of Germany that, through the Acquisition completed on December 17, 2014, has become our wholly owned subsidiary.

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

Company Overview

We are a clinical-stage biopharmaceutical company that discovers and develops Anticalin® based drugs to target validated disease pathways in a unique and transformative way. Our pipeline includes our 300-Series immune-oncology multi-specifics tailored for the tumor micro-environment, PRS-060, an inhaled Anticalin to treat severe asthma as well as PRS-080, a half-life-optimized Anticalin to treat anemia. Propreitary to Pieris, Anticalin proteins are a novel class of low molecular-weight therapeutic proteins derived from lipocalins, which are naturally occurring low-molecular weight human proteins typically found in blood plasma and other bodily fluids.

Each of our development programs focus on the following:

•	300-Series oncology drug candidates are multispecific Anticalin®-based proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics that genetically link an antibody with one or more Anticalin proteins, thereby constituting a multispecific protein;

•	PRS-060 is a drug candidate that binds to the IL-4RA receptor, thereby inhibiting IL-4 and IL-13, two cytokines, small proteins mediating signaling between cells within the human body, known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases;

•	PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. It has been designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease particularly in end-stage renal disease patients requiring dialysis; and

•	PRS-110 is a monovalent antagonist, a polypeptide molecule with one target-binding domain, that is designed to block both ligand-dependent and ligand-independent activity of cMet

Each of our programs are in varying stages of pre-clinical efforts:

•	PRS-080—In June 2015, we completed dosing of healthy volunteers in a Phase I clinical trial. In the trial, no dose-limiting toxicities were observed and a maximum tolerated dose was not reached. We expect to present Phase I data during the fourth quarter of 2015;

•	PRS-060—Currently in preclinical development, and we intend to begin a Phase I clinical trial with this program in 2017;

•	300-Series lead candidates—We are conducting preclinical experiments on a number of 300-Series lead candidates and by the end of 2015 intend to choose a candidate for pre-clinical studies to support the IND for potential clinical trials in oncology; and

•	PRS-110—We are also developing our 110 Series in oncology, which is in its pre-clinical stage.

Our core Anticalin® technology and platform was developed in Germany, and we have partnership arrangements with major multi-national pharmaceutical companies headquartered in the U.S., Europe and Japan and with regional pharmaceutical companies headquartered in India. These include existing agreements with Daiichi Sankyo Company Limited, (“Daiichi Sankyo”), and Sanofi Group (formerly Sanofi-Aventis and Sanofi-Pasteur SA, “Sanofi”), pursuant to which our Anticalin platform has consistently achieved its development milestones. We have discovery and preclinical collaboration and service agreements with both academic institutions and private firms. We also intend to establish a greater U.S. presence and take advantage of the U.S. capital markets, additional potential corporate partners, and the broad expertise found in the biotechnology industry in the United States.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. For the nine months ended September 30, 2015 and 2014 we reported net loss of $11.2 million and $5.7 million, respectively. For the three months ended September 30, 2015 and 2014 we reported net loss of $3.9 million and $2.0 million, respectively. As of September 30, 2015, our accumulated deficit is $77.0 million.

We expect to continue incurring substantial losses for the foreseeable future as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the three and nine months ended September 30, 2015 and 2014 were primarily from license and collaboration agreements with our partners, as well as grants from government agencies.

The U.S. dollar is the reporting currency for all periods presented. The functional currency for Pieris Operating is euros. All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. Pieris is a holding company with limited operations and the sole stockholder of Pieris Operating. The corporate headquarters and research facility of Pieris Operating has been located in Freising, Germany. We are in the process of relocating our corporate headquarters to Boston, MA and on August 27, 2015 executed a Sublease for office space and expects to occupy the space in early November 2015, upon completion of renovations. Pieris Australia Pty Ltd., a wholly owned subsidiary of Pieris Operating, was formed on February 14, 2014 to conduct research and development in Australia.

Financial Operations Overview

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the last two years have been primarily from the license and collaboration agreements with Sanofi and Daiichi Sankyo, and to a lesser extent, grants from government agencies. The revenues from Sanofi and Daiichi Sankyo have been comprised primarily of upfront payments, research and development services and, to a lesser extent, milestone payments. We recognized revenues from upfront payments under these agreements on a straight-line basis over the required service period because we determined that the licenses to which the payments related did not have standalone value. Research service revenue is recognized when the costs are incurred and the services have been performed. Revenue from milestone payments is recognized when all of the following conditions are met:

•	The milestone payments are non-refundable;

•	The achievement of the milestone involves substantial risk and was not reasonably assured at the inception of the arrangement;

•	Substantive effort on our part is involved in achieving the milestone;

•	The amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and

•	A reasonable amount of time passes between the up-front license payment and the first milestone payment.

We expect our revenues for the next several years to consist of upfront payments, research funding and milestone payments from strategic collaborations we currently have or may establish in the future.

Operating Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. These programs consume a large proportion of our current, as well as projected, resources. We anticipate that our expenses will increase significantly compared to recent years as we advance PRS-080 through clinical trials, including a Phase Ib-2a first in patient clinical trial in end stage renal disease patients expected to start in the fourth quarter of 2015, engage in first-in-man-enabling preclinical studies for PRS-060 and programs from our PRS-300 Series of drug candidates and, subsequently, clinical development activities for these programs, and prepare drug supply for these and other product candidates. On June 10, 2015, we announced the completion of enrolment of healthy subjects in a blinded, placebo-controlled Phase I clinical trial for PRS-080 and we expect to report the data from this trial in the fourth quarter of 2015.

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

Our research and development consist of costs for advancing our proprietary and co-development projects and improving and maintaining our Anticalin® platform technology. These costs are directly attributable to the creation of certain of our Anticalin® drug candidates and are comprised of internal recurring costs, such as labor and fringe benefits, stock-based compensation, materials and supplies, facilities and maintenance costs and fees paid to eternal parties who provide us with professional services, such as preclinical testing, consulting, manufacturing and related testing, and clinical trial activities.

General and administrative expenses consist primarily of salaries, benefits and stock-based compensation expenses for employees in executive, business development, legal, accounting, human resources and other support functions. Other significant general and administrative expenses include costs associated with obtaining and maintaining our intellectual property portfolio, professional fees for auditing, legal services, investor relations and other public company costs and travel expenses.

Results of Operations

Comparison of the three and nine months ended September 30, 2015 and September 30, 2014

The following table sets forth our revenues and operating expenses for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenue	$415	$19	$792	$2,090
Research and development	(2,052)	(927)	(5,302)	(3,268)
General and administrative	(2,243)	(933)	(6,606)	(4,104)
Other (expense), net	(2)	(181)	(1)	(401)
Provision for income tax	(40)	—	(40)	(1)

Net loss	$(3,922)	$(2,022)	$(11,157)	$(5,684)

Revenues

The following table provides a comparison of revenues for the periods presented, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Upfront payments	$—	$—	$—	$473
Research and development services	6	—	6	877
Milestone payments	389	—	389	685
Grants	8	19	376	55
Other	12	—	21	—

Total	$415	$19	$792	$2,090

•	We did not record any revenues from upfront payments in the 2015 periods presented. During the nine months ended September 30, 2014, we recorded revenues of $0.5 million from upfront payments associated with payments from our collaboration partners.

•	Revenues from research and development services decreased $0.9 million, from the 2014 period to the 2015 period due to the successful hand over of all collaboration projects in the 2014 period. During the nine months ended September 30, 2014, we received research funding from collaboration partners for two collaboration projects.

•	Pieris recorded a collaboration milestone payment of $0.4 million during the three months ended September 30, 2015 compared to no revenues recorded during the three months ended September 30, 2014. Revenues for milestone payments decreased $0.3 million from the nine months ended September 30, 2014 to the nine month period ending September 30, 2015. The decrease relates to two development milestones being achieved in the 2014 period compared to one milestone being achieved in the 2015 period.

•	Revenue from grants increased $0.3 million from the nine months ended September 30, 2014 compared to the nine month periods ended September 30, 2015. The increase relates primarily to our significantly increased activities related to PRS-080’s development during the 2015 period compared to the 2014 period, resulting in higher reimbursement from the European Commission for PRS-080’s development.

Research and development

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

PRS-060	$251	$11	$273	$50
PRS-080	148	79	1,402	427
PRS-110	1	9	5	82
PRS-300 Series	698	234	1,679	432
Other R&D activities	954	594	1,943	2,277

Total	$2,052	$927	$5,302	$3,268

Research and development expenses increased by $1.1 million, from $0.9 million for the three months ended September 30, 2014, to $2.1 million in the three months ended September 30, 2015. The increase is primarily due to a $0.5 million increase in consulting expenses, labs supplies and personnel costs associated with our 300-Series programs. Our PRS-060 program increased $0.2 million due to increased pre-clinical efforts involving research studies. Other research and development activities increased $0.4 million primarily resulting from personnel and recruiting expenses due to increasing our research and development capabilities.

Research and development expenses increased by $2.0 million, from $3.3 million for the nine months ended September 30, 2014, to $5.3 million in the three months ended September 30, 2015. The increase is primarily due to a $1.2 million increase for consulting expenses, labs supplies and personnel costs associated with our 300-Series programs. Our PRS-080 program increased $1.0 million due to the Phase I clinical trial activity that began in late 2014, which was recently completed, as well as clinical manufacturing costs. In contrast, no activities related to clinical trials were carried out during the nine months ended September 30, 2014 for this program. The expenses for these programs were partially offset by a reduction of other research activities in other early stage programs as well as a reduction in various partner projects due to the hand-off of certain programs.

As of September 30, 2015, we employed 32 full-time and 4 part-time personnel compared to 25 full-time and 7 part-time personnel as of September 30, 2014. Of these 36 employees, 29 are engaged in research and development activities as of September 30, 2015 compared to 27 employees who were engaged in research and development activities as of September 30, 2014.

We incurred no costs in relation to providing research and development services under the license and collaboration agreements with our collaboration partners for the three months ended September 30, 2015 and 2014, respectively. For the nine month period ended September 30, 2015, we incurred no costs related to research and development services under the license and collaboration agreements with our collaboration partners as compared to $0.2 million for the nine months ended September 30, 2014.

Included in other research and development activities is stock-based compensation expense of $0.1 million for the three months ended September 30, 2015 and $0.2 million for the nine months ended September 30, 2015. There was no stock-based compensation expense for the 2014 periods.

General and administrative

General and administrative expenses increased by $1.3 million from $0.9 million for the three months ended September 30, 2014 to $2.2 million in the three months ended September 30, 2015. This increase is due to $0.4 million of legal and consulting costs associated with being a public company. Director and officers insurance premiums, investor relation and board fees also increased $0.4 million due in part to being a public company. We recorded $0.4 million of stock-based compensation expense in the 2015 period. There was no stock-based compensation expense in the 2014 period. Other administrative costs including personnel and travel related costs increased by $0.1 million in the three months ended September 30, 2015 compared to the 2014 period.

General and administrative expenses increased by $2.5 million from $4.1 million for the nine months ended September 30, 2014 to $6.6 million in the nine months ended September 30, 2015. This increase is due to $1.1 million of stock-based compensation expense. There was no stock-based compensation expense in the 2014 period. In the nine months ended September 30, 2015, we incurred $1.0 million of additional legal, investor relations, directors and officer insurance premiums, and board fees associated with being a public company. Other administrative costs including primarily personnel and travel related costs increased $0.4 million.

Non-operating income and (expense)

We incurred no interest expense for the three months ended September 30, 2015 as compared to $0.2 million for the three months ended September 30, 2014. This decrease primarily relates to the TBG loan repayment that occurred earlier in 2015 and reduced interest expense on shareholder loans which were converted into shares of common stock in the fourth quarter of 2014.

We incurred no interest expense for the nine months ended September 30, 2015 as compared to $0.4 million for the nine months ended September 30, 2014. This decrease primarily relates to the TBG loan repayment that occurred earlier in 2015 and reduced interest expense on shareholder loans which were converted into shares of common stock in the fourth quarter of 2014.

Liquidity and Capital Resources

Through September 30, 2015, we have funded our operations with $167.6 million of cash that has been obtained from the following main sources: $102.7 million from net sales of equity; $6.5 million from loans; $14.2 million from grants from government agencies; and $44.2 million in total payments received under license and collaboration agreements, including $7.9 million for research and development services costs we received in 2012, 2013, 2014 and the first nine months of 2015 from Daiichi Sankyo and Sanofi. We expect that reimbursements of our development costs by Daiichi Sankyo and Sanofi will decline going forward, and we do not expect such reimbursements to be a significant source of funding in the future.

As of September 30, 2015, we had a total of $32.3 million in cash and cash equivalents and $2.5 million of liabilities, including $2.2 million of current liabilities from operations.

Pieris has experienced operating losses since its inception and has a total accumulated deficit of $77.0 million as of September 30, 2015. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception and in the nine months ended September 30, 2015. These losses have resulted in significant cash used in operations. During the nine months ended September 30, 2015 and 2014, our cash used in operations was $10.2 million and $5.1 million, respectively. We have several research and development programs underway in varying stages of development and we expect they will continue to consume increasing amounts of cash for development, conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of PRS-080 and PRS-060 and our other product candidates, including our 300-Series, we expect the cash needed to fund operations to increase significantly over the next several years. We also expect to incur increased costs in connection with operating and growth as a public company.

In April 2014, we entered into a repayment agreement with tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG”), the subsidiary of KfW Bank, Frankfurt (“KfW”), regarding our repayment of our liabilities to TBG outstanding at December 31, 2013 in a total amount of €1.2 million ($1.34 million). These liabilities were repaid during 2015 and as of September 30, 2015, there were no liabilities to TBG owed.

On December 17, 2014 we entered into a Securities Purchase Agreement, with certain accredited investors, providing for the issuance and sale to such Investors of an aggregate of 6,779,510 shares of our common stock in the Private Placement for gross proceeds to us of $13.56 million. After deducting for placement agent and other fees and expenses, the aggregate net proceeds from the Private Placement were $12.04 million.

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

Even after giving effect to the public offering, we will need to obtain additional funding in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our existing cash and cash equivalents at September 30, 2015 will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. Our requirements for additional capital will depend on many factors, including the following:

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

If we cannot raise adequate capital in the future, we will be required to delay and possibly eliminate the research and development work not only of our lead drug candidates PRS-080, PRS-060 and our 300-Series but also our other preclinical stage product candidates. In this case, we could be required to relinquish greater or all rights to our product candidates at an earlier stage of development and on less favorable terms than we would otherwise agree.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2014 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates in the nine months ended September 30, 2015.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see “Note 1—Recent Accounting Pronouncements” in our consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d15(e)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting reported in the Company’s Form 10-K for the period ended December 31, 2014, as filed with the SEC on March 30, 2015. A “material weakness,” as defined by Rule 12b-2 of the Exchange Act and PCAOB Auditing Standard No. 5, Paragraph A.7, is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified by management relates to our core finance function being sufficient to properly account for transactions in U.S. GAAP and to satisfy the timely financial reporting preparation and review requirements of an SEC registrant.

We are implementing procedures and controls around staffing, systems and various process improvements to remediate the internal controls deficiencies that have been identified and will test these procedures and controls in order to verify the remediation of such deficiencies.

Changes in Internal Controls over Financial Reporting

While there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, the Company is in the process of instituting measures to address the material weakness in our internal control over financial reporting which is described above.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Arbitration Proceeding with Technische Universität München

On March 20, 2014, we instituted arbitration proceedings, or the TUM Arbitration, against Technische Universität München, or Munich Technical University and hereafter TUM, to address issues regarding the calculation of payments due from us to TUM under the TUM License Agreement. Pursuant to the terms of the TUM License Agreement, the arbitration is proceeding in Munich, Germany and governed by German law, in accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit.

On July 4, 2003, or the Effective Date, we entered into the TUM License Agreement with TUM, as superseded and replaced on July 26, 2007, under which TUM has exclusively licensed, or in some cases assigned, to us certain intellectual property and know-how that has become part of the Anticalin® proprietary technologies. In return, we agreed to pay to TUM certain annual license fees, milestones and royalties for its own proprietary drug development and sales, as well as a variable fee as a function of out-licensing revenues, or the Out-License Fee, where such Out-License Fees are creditable against annual license payments to TUM.

As required by the TUM License Agreement, we provided to TUM its calculation of the Out-License Fee owed by us to TUM for the period beginning on the Effective Date and ending on December 31, 2012, the Dispute Period, in the amount of $0.3 million excluding value-added tax. TUM has asserted that, under the TUM License Agreement, the Out-License Fee due to TUM for the Dispute Period amounts to $3.4 million excluding value-added tax in the aggregate and has threatened to terminate the TUM License Agreement if the Out-License Fee is not paid. We believe that if TUM sought to terminate the license agreement for cause as a result of this dispute, it would potentially face wrongful termination claims for substantial damages if the arbitration tribunal in the TUM Arbitration sides with Pieris in its final decision regarding the proper amount of the Out-License Fee, but we can provide no assurance regarding the timing, nature or consequences of such decision. We instituted the TUM Arbitration to request the arbitration tribunal to hold that our calculation of the payments owed to TUM is accurate and shall govern all current and future payments due in respect of the Out-License Fee under the TUM License Agreement. We have recorded a liability on our balance sheet which is classified as an other long-term liability in respect of such payment in the amount of €271,000 ($327,937). An adverse ruling in the TUM Arbitration could have a material adverse effect on our results of operations and financial condition.

In April 2014, TUM argued to the arbitrators that it is not the proper party to be sued under the action for a declaratory arbitration decision brought by us in relation to the Research and Licensing Agreement, and that instead, it is the Free State of Bavaria that is the proper respondent to the action. We have has responded that TUM has capacity to be sued in relation to any disputes arising from and regarding contractual provisions of the Research and Licensing Agreement and is thus also the proper respondent in the action. In accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit, each party to the arbitration proceeding has appointed one arbitrator and the party-named arbitrators collectively selected the third arbitrator as the chairman of the arbitration panel.

On December 1, 2014, TUM filed its statement of defense, maintaining its earlier calculation of the Out-License Fee. On December 23, 2014, TUM filed a counterclaim in the amount of €2,529,400 ($3,060,827) to suspend the statute of limitations on its claims. On January 12, 2015, we filed a response to TUM’s defense.

The arbitration panel held its first hearing in Munich, Germany on January 20, 2015, however the arbitration panel did not come to a conclusion on whether TUM is the proper respondent in the action or on the merits of the case. The panel had previously indicated that it will first decide the issue of whether TUM is the proper respondent in this action. The panel resolved that the value in dispute for both parties’ claims and counterclaims would be fixed at €3,500,000 ($4,235,350), as the calculation of the outstanding Out-Licensing Fee also impacts future payments. On March 3, 2015, we submitted a response to TUM’s statement of defense and counterclaim. On March 31, 2015, TUM submitted a rebuttal claim.

The panel requested that both TUM and us indicate to the panel by April 27, 2015 whether proceedings should be stayed as a result of settlement negotiations. On April 27, 2015, we submitted a claim and requested proceedings to continue without disruption and moving for leave to comment on TUM’s latest submission in another brief to rebut TUM’s latest arguments. Following an approved extension by the panel for TUM’s submission, TUM submitted its proposal on May 4, 2015, requesting the panel to conduct a mediation hearing and assist the parties to negotiate a settlement. On May 8, 2015, the arbitration tribunal set June 1, 2015 as the deadline for final briefs and offered to schedule another oral hearing in mid-June for the purpose of supporting further settlement negotiations if the parties are in favor of holding a hearing. We submitted our claim on June 1, 2015. On June 8, 2015, the arbitration tribunal issued a procedural order indicating they will proceed with the arbitration without another oral hearing. TUM did not file its brief by the deadline set by the panel, and instead filed another submission on June 23, 2015. In its procedural order issued on the same day, the tribunal panel reserved the right to reject TUM’s new submission based on the content of its claim. The tribunal’s subsequent procedural order of June 25, 2015 provided that the tribunal will close the proceedings on July 10, 2015. The order clarified that any further pleadings or submissions will not be admissible after this date. We submitted our final claim on July 10, 2015 to address TUM’s arguments raised in its latest submission and to provide the tribunal with an overview of its costs incurred in this arbitration proceeding. On the same day, TUM submitted its summary of its costs incurred in this arbitration proceeding and subsequently, on July 23, 2015, filed an additional claim to correct some of its earlier submissions on costs and comment on our cost overview of July 10, 2015. We replied to the TUM brief on August, 7, 2015.

By letter to the parties of September 7, 2015, the arbitral tribunal noted that there had been no further submissions by the parties and that the tribunal would now draft and render the award. Since there is no deadline for the tribunal to render the award it is not possible to determine at this time when to expect a final decision.

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

On September 4, 2015, we entered into a letter agreement, pursuant to which we issued 27,272 shares of our common stock to a consulting company, in exchange for certain advisory services. The shares were valued based on the closing price per share of $2.75 of the Company’s common stock on the grant date, September 4, 2015.

The shares issued in connection with the letter agreement were deemed to be exempt from registration in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

10.1	Employment Agreement by and between Louis Matis, M.D. and the Company, effective as of July 20, 2015.

10.2	Employment Agreement by and between Darlene Deptula-Hicks and the Company, effective as of August 27, 2015.

10.3	Sublease Agreement by and between the Company and Berenberg Capital Markets, LLC, dated as of August 27, 2015.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: November 13, 2015	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: November 13, 2015	By:	/s/ Darlene Deptula-Hicks
Darlene Deptula-Hicks Chief Financial Officer, Secretary and Treasurer