Form 10-K
period 2015-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2016-03-23
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37471

PIERIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	EIN 30-0784346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 State Street, 9th Floor Boston, MA United States	02109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

857-246-8794

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ [Do not check if a smaller reporting company]	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the adjusted closing price on that date of $2.75, was $62,342,231.

As of March 20, 2016, the registrant had 39,833,023 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “our Company”, “the Company”, “Pieris”, “we”, “us”, and “our” refer to Pieris Pharmaceuticals, Inc., a Nevada corporation, and its consolidated subsidiary, Pieris Pharmaceuticals GmbH (formerly known as Pieris AG), a company organized under the laws of Germany. Effective as of August 26, 2015 and with notification from the Amtsgericht München as of September 29, 2015 Pieris AG was transformed to Pieris Pharmaceuticals GmbH as a result of a change in the legal entity,

Currency Presentation and Currency Translation

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

The functional currency for our operations is primarily the euro. With respect to our financial statements, the translation from the euro to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss.

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.0906 in the City of New York for cable transfers of euro as certified for customs purposes by the Federal Reserve Bank of New York as of December 31, 2015.

PART I

Item 1.	BUSINESS

Corporate History

General

Pieris Pharmaceuticals, Inc. was incorporated under the laws of the State of Nevada on May 24, 2013 with the name “Marika Inc.” On December 17, 2014, Pieris Pharmaceuticals, Inc., Pieris Pharmaceuticals GmbH (“Pieris GmbH”) and the former stockholders of Pieris GmbH entered into an Acquisition Agreement, or the Acquisition Agreement. Pursuant to the Acquisition Agreement, the stockholders of Pieris GmbH contributed all of their equity interests in Pieris GmbH to Pieris in exchange for shares of Pieris common stock, which resulted in Pieris GmbH becoming a wholly owned subsidiary of Pieris, which we refer to as the Acquisition. Prior to the Acquisition, as defined below, Pieris pursued a business of an errand concierge service online marketplace.

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

On December 17, 2014, Pieris, Pieris GmbH and the former stockholders of Pieris GmbH entered into an Acquisition Agreement, or the Acquisition Agreement. Pursuant to the Acquisition Agreement, the stockholders of Pieris GmbH contributed all of their equity interests in Pieris GmbH to Pieris in exchange for shares of Pieris common stock, which resulted in Pieris GmbH becoming a wholly owned subsidiary of Pieris, which we refer to as the Acquisition. The Acquisition closed on December 17, 2014.

In connection with the Acquisition and pursuant to a Split-Off Agreement, dated December 17, 2014 among Pieris, Marika Enterprises Inc. and Aleksandrs Sviks, or the Split-Off Agreement, and a general release agreement, Pieris transferred its pre-Acquisition assets and liabilities to its former majority stockholder, Aleksandrs Sviks, in exchange for the surrender by him and cancellation of 11,363,635 shares of Pieris common stock, or the Split-Off. Upon the closing of the Acquisition and the Split-Off, Pieris discontinued its pre-Acquisition business plans and is now pursuing only the business of Pieris GmbH.

Upon the closing of the Acquisition, Pieris ceased to be a “shell company” under applicable rules of the SEC. On December 17, 2014, in connection with the Acquisition, our Board of Directors changed our fiscal year from a fiscal year ending on June 30 to one ending on December 31 of each year, which was the fiscal year of Pieris GmbH.

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

In connection with the Private Placement, we also entered into a registration rights agreement, or the Registration Rights Agreement, with the Investors, the former stockholders of Pieris GmbH and the holders of Placement Warrants. Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file with the SEC, within 90 days following December 17, 2014, a registration statement to register for resale all of the 6,779,510 shares of the Company’s common stock issued in the Private Placement, as well as an additional 20,000,000 shares of our common stock which the Company issued to former stockholders of Pieris GmbH in connection with the closing of the Acquisition, and an additional 542,360 shares of common stock issuable to holders of the Placement Warrants. The registration statement was effective on May 11, 2015. If the registration statement ceases to be effective during the required effectiveness period, except as permitted under the Registration Rights Agreement, the Company will be obligated pay to each selling stockholder an amount in cash equal to 1.0% of the value of such selling stockholder’s shares of outstanding common stock on every monthly anniversary of such failure and prorated for any portion of a month, until it is cured or all of such selling stockholder’s securities to be registered hereunder have been or may be sold without restriction pursuant to Rule 144. Furthermore, if the Company fails to timely file reports required to be filed by us pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Company will be obligated pay to each selling stockholder an amount in cash equal to 1.0% of the value of such selling stockholder’s shares of outstanding common stock. Notwithstanding the foregoing, the Company will not be obligated to make any such payments with respect to any of the securities to be registered thereunder that we are unable to register due to limits imposed by the SEC’s interpretation of Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act. Under the Registration Rights Agreement, subject to exception in certain circumstances or pursuant to the Acquisition, as applicable, we have agreed to keep such registration statement effective until the later of December 17, 2016 and such time as all of the securities to be registered thereunder have been sold under the registration statement or pursuant to Rule 144 or may be sold without restriction pursuant to Rule 144. If there is not an effective registration statement covering the resale of the securities to be registered by such registration statement at any time prior to December 17, 2015, then the selling stockholders will have “piggyback” registration rights with respect to any such securities that are not eligible for resale pursuant to Rule 144 without volume or manner of sale restrictions in connection with any other registration statement we determine to file that would permit the inclusion of those shares.

On July 6, 2015 we closed a public offering of an aggregate of 9,090,909 shares of our common stock at a purchase price of $2.75 per share. On July 24, 2015 the underwriters exercised their over-allotment option to purchase 1,211,827 additional shares of our common stock at the public offering price of $2.75, the sale of which closed on July 28, 2015. Gross proceeds raised by the Company in the offering, including the exercise of the over-allotment option, were $28.3 million and net of equity issuance costs are $25.8 million. We intend to use the net proceeds from the offering to fund research and development, including preclinical and clinical research and development of our drug candidates, working capital and general corporate purposes.

Pieris Pharmaceuticals, Inc. is a holding company and the sole stockholder of Pieris GmbH. The corporate headquarters and research facility of Pieris GmbH are located in Freising, Germany. Pieris Australia Pty Ltd., a wholly owned subsidiary of Pieris GmbH, was formed on February 14, 2014 to conduct research and development in Australia.

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. Additionally, Section 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, establishes a class of company called a “smaller reporting company,” which generally is a company with a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is $0, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available. We currently qualify as both an emerging growth company and a smaller reporting company.

As an emerging growth company and a smaller reporting company, we are eligible to take advantage of certain extended accounting standards and exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications, including without limitation the following:

•	An emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the dates on which adoption of such standards is required for other public reporting companies.

•	An emerging growth company is exempt from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis.”

•	An emerging growth company is not required to hold nonbinding advisory stockholder votes on executive compensation or any golden parachute payments not previously approved by stockholders.

•	Neither an emerging growth company nor a smaller reporting company is required to comply with the requirement of auditor attestation of internal controls over financial reporting, which is required for other public reporting companies by Section 404 of the Sarbanes-Oxley Act of 2002.

•	A company that is either an emerging growth company or a smaller reporting company is eligible for reduced disclosure obligations regarding executive compensation in its periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures.

•	A company that is either an emerging growth company or a smaller reporting company is eligible for reduced financial statement disclosure in its registration statements, which must include two years of audited financial statements rather than the three years of audited financial statements that are required for other public reporting companies. Smaller reporting companies are also eligible to provide such reduced financial statement disclosure in annual reports on Form 10-K.

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

Business Overview

We are a clinical stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in a unique and transformative way. Our pipeline includes immuno-oncology multi-specifics tailored for the tumor micro-environment, an inhaled Anticalin to treat uncontrolled asthma and a half-life-optimized Anticalin to treat anemia. Our proprietary Anticalins are a novel class of protein therapeutics validated in the clinic and by partnerships with leading pharmaceutical companies.

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

Our core Anticalin® technology and platform were developed in Germany, and we have collaboration arrangements with major multi-national pharmaceutical companies headquartered in the U.S., Europe and Japan and with regional pharmaceutical companies headquartered in India. These include existing agreements with Daiichi Sankyo Company Limited, or Daiichi Sankyo, and Sanofi Group, or Sanofi, pursuant to which our Anticalin platform has consistently achieved its development milestones. Furthermore, we established a collaboration with F.Hoffmann—La Roche Ltd. and Hoffmann—La Roche Inc., or Roche in December 2015. We have discovery and preclinical collaboration and service agreements with both academic institutions and private firms in Australia, which increasingly are being handled through Pieris Australia Pty Ltd., a wholly owned subsidiary of Pieris.

We believe that the drug-like properties of the Anticalin® drug class were demonstrated in Phase Ia/Ib clinical trials with our two Anticalin-branded drug candidates PRS-080 and PRS-050. Our anti-VEGF-A drug candidate, PRS-050, designed to inhibit blood vessel growth in solid tumors, was investigated in solid tumor patients. VEGF-A is a protein that induces growth of blood vessels, and anti-VEGF-A drug aim to inhibit the blood supply to solid tumors. In a phase Ib multi-ascending dose trial performed under governance by the German Federal

Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte, or BfArM), PRS-050 was shown to be generally safe and well-tolerated, and we were not able to detect any anti-drug antibodies, or ADAs, following administration of a total of 144 doses with five or more doses to 17 patients. We believe that these results demonstrated that there was no apparent immune response against PRS-050. Furthermore, dose-proportional PKs, pharmacology and biomarker activity were observed in the trial, which we believe demonstrates that PRS-050 engaged with its intended target VEGF-A in those patients. Despite these results, we, decided not to advance PRS-050 based on our belief that PRS-050’s mode of action (the way in which it functions in the body, namely, antagonizing VEGF-A) was not sufficiently differentiated over the modes of action of already-marketed therapies, such as bevacizumab and aflibercept, to create enough economic value in the drug market to support continued development of PRS-050 as a competitive product candidate. While we have not advanced development of PRS-050 since that time for the aforementioned strategic and business reasons, we believe that the positive results from this clinical trial generally support continued investment in our Anticalin drug candidates.

Our current development plans focus mainly on three drug candidates, PRS-080, PRS-060 and our PRS-300 series.

PRS-080 is an Anticalin® protein that binds to hepcidin, a natural regulator of iron in the blood. An excess amount of hepcidin can cause functional iron deficiency, or FID, which often cannot be treated adequately with iron supplements and can lead to anemia. PRS-080 has been designed to target hepcidin for the treatment of FID in anemic patients with chronic kidney disease, or CKD, particularly in end-stage renal disease patients requiring dialysis. We believe that by blocking the actions of hepcidin, PRS-080 will serve to address anemia by mobilizing iron for incorporation into red blood cells. Furthermore, we engineered PRS-080 to have a half-life of less than a week, so that following administration, it is expected to clear from the human body in a much shorter timeframe than antibodies, which typically have a half-life of two weeks or greater. We believe a shorter residence time in the body may be a superior approach for countering excess hepcidin, as physiological levels of hepcidin in these patients are relatively high (nanomolar concentration), and in theory such high concentrations will quickly saturate an administered binding drug. As a result, frequent administration of a drug may be required in order to sufficiently antagonize, or suppress the effect of, the target. The longer residence time of a mAb, could lead to the accumulation of both the drug and the target beyond the typical residence time of hepcidin, resulting in large quantities of hepcidin bound to mAbs. PRS-080 was investigated in a single-ascending dose Phase Ia trial in healthy subjects under governance by the BfArM. This study demonstrated excellent safety and tolerability of PRS-080 as well as dose-proportional pharmacological activity and pharmacokinetics. The inhibition of hepcidin and the subsequent change in parameters of iron metabolism such as the increase in serum iron and transferrin saturation confirmed the mode of action of PRS-080. This study was completed in 2015. The next phase of clinical development is a Phase Ib study in CKD patients requiring hemodialysis, which commenced in the first quarter of 2016 and is expected to be completed in 2016 in order to study safety and pharmacological activity in CKD patients.

The second Anticalin® drug candidate, PRS-060, binds to the IL-4 receptor alpha-chain (IL-4RA), thereby inhibiting the actions of IL-4 and IL-13, two cytokines (small proteins mediating signaling between cells within the human body) known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases. The small size and biophysical stability of PRS-060 enables direct delivery to the lungs, such as through the use of an inhaler, which we believe will enable high pulmonary concentrations of the drug candidate to be achieved at substantially lower doses than would be reached with antibodies that are systemically delivered. Further, PRS-060 has a short systemic residence time which we believe may avoid undesired target engagement outside of the desired area in the lungs. PRS-060 is currently undergoing IND-enabling activities, and we intend to begin a Phase I clinical trial with PRS-060 in 2017.

The third Anticalin®-based drug candidate, PRS-343, is a bispecific protein targeting the immune receptor CD137 and the tumor target HER2. PRS-343 is the result of a genetic fusion of a variant of the HER2-targeting antibody trastuzumab with an Anticalin specific for CD137. The mode of action of this CD137/ HER2 bispecific is to promote CD137 clustering by bridging CD137-positive T cells with HER2-positive tumor cells, and to thereby provide a potent costimulatory signal to tumor antigen-specific T cells. PRS-343 is intended to localize CD137 activation in the tumor, and to thereby both increase efficacy and reduce systemic toxicity compared to CD137-targeting antibodies being developed by third parties in clinical trials.

PRS-343 is a member of our second set of oncology drug candidates known as the 300-Series “platform within a product” opportunity in immuno-oncology. The 300-Series Anticalin® proteins target checkpoint or, like PRS-343, immune-stimulatory proteins and define a variety of multifunctional biotherapeutics that genetically link two distinct Anticalin proteins together or an antibody with one or more Anticalin proteins, thereby constituting a multispecific protein. Checkpoint proteins are proteins that help the development of an immune response or downregulate the response, for example when an infection is eliminated while co-stimulatory proteins (e.g. CD-137) upregulate the immune response.

Strategy

Our goal is to become a fully integrated biotechnology company by discovering and developing Anticalin® based therapeutics to target validated disease pathways in a unique and transformative way, and later developing and commercializing our products. We intend to take advantage of our operational experience in technology development and our history of successful partnerships and collaborations to pursue additional partnerships that will help provide us the experience we need to bring Anticalinbased drug candidates to market in a number of indications. We intend to engage with partners for many of our programs in a combination of geographic and indication-based arrangements to maximize our business opportunities. We also intend to retain certain development and commercial rights on selected products as our experience in drug development grows. Key elements of our strategy include:

•	Continue to build our platform by entering into new partnerships and license and collaborative arrangements and advancing our currently-partnered programs. We have entered into partnership and collaborative arrangements with pharmaceutical companies in a diverse range of therapeutic areas and geographies. We have active partnerships with global pharmaceutical companies, such as Sanofi, Daiichi Sankyo and Roche. Together with our partners, we intend to advance multiple drug candidates through preclinical studies and to select further drug candidates for clinical development in the future. We will also continue to seek to engage with new pharmaceutical partners that can contribute funding, experience and marketing ability for the successful development and commercialization of our current and future drug candidates.

•	Advance PRS-080 in clinical trials in anemia patients. PRS-080 was investigated in a single-ascending dose Phase Ia trial in healthy subjects in 2015 under governance by the German Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte, or BfArM). This study demonstrated excellent safety and tolerability of PRS-080 as well as dose-proportional pharmacological activity and pharmacokinetics. The inhibition of hepcidin and the subsequent change in parameters of iron metabolism such as the increase in serum iron and transferrin saturation confirmed the mode of action of PRS-080. The next phase of clinical development, has commenced in the first quarter of 2016, is a Phase Ib study in CKD patients suffering from FID-anemia, which is expected to be completed in 2016 to study safety and pharmacological activity in CKD patients.

•	Advance PRS-060 through IND-enabling studies and subsequently into first-in-man trial. We have a strong preclinical pipeline of Anticalin drug candidates in diverse indications such as severe asthma (PRS-060) and immuno-oncology (PRS-343). We will continue to move forward with preclinical and discovery work on these drug candidates with the goal of advancement into clinical trials on a data-driven basis.

•	Advance PRS-343 through IND-enabling studies and subsequently into first-in-patient trial. IND-enabling studies are underway with Good Manufacturing Practice (“GMP”) and preclinical toxicology scheduled for 2016.

•	Pursue and broaden opportunities for our Anticalin technology. We intend to continue to identify, vet and pursue opportunities to develop novel Anticalin therapeutics for oncology, pulmonary disease and a variety of additional diseases, as we continue to improve on the Anticalin platform technology.

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

Anticalin® proteins are created from either tear lipocalin, found in human tear fluid, or NGAL lipocalin, a protein involved in the innate immune system, by making discreet mutations in the genetic code for the binding regions. These mutations have the potential to lead to highly specific, high-affinity binding for both small and large molecular targets. Random mutations are introduced at pre-defined positions involved in endogenous ligand engagement, creating exponentially diverse pools of Anticalin proteins, the most potent and well behaved of which are selected and optimized in a customized manner through in vitro selection. Using techniques such as phage display, a successful technique in antibody-based drug discovery, to build and refine antibody libraries, the ability to introduce diversity and then select for the best binders among a large pool of Anticalin proteins gives us the opportunity to select Anticalin proteins for a wide variety of targets. The flexibility inherent in the Anticalin proteins’ cup-like structure allows us to choose both small-molecule targets that fit inside the ‘cup’ as well as larger protein targets that can be bound by the Anticalin proteins’ outward-facing arms. Our Phase Ia/Ib trial for PRS-080 and PRS-050 indicated that Anticalin proteins may be non-immunogenic and thereby have the potential to exhibit a favorable safety profile.

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

We believe that drug-like properties of the Anticalin® drug class were demonstrated for PRS-050, our anti-VEGF-A Anticalin-branded drug candidate designed to inhibit blood vessel growth in solid tumors, in a Phase Ib clinical trial in solid tumor patients. Although we are not advancing the development of PRS-050 in oncology for strategic and business reasons, we were able to demonstrate in 26 patients with advanced solid tumors that this drug candidate engaged its target with nanomolar affinity, did not generate any detectable ADAs, and has an activity that can be confirmed by biomarker activity, target engagement assays and known on-target effects such as hypertension. In this trial, 17 patients received five or more doses of PRS-050. We believe that the positive results from the Phase Ib clinical trial for PRS-050 lends support to the future success of our drug candidates currently in development.

PRS-080 showed excellent safety and tolerability with no infusion reactions, no signs of hypersensitive and no Severe Adverse Events in a Phase Ia trial in healthy subjects. Besides dose-proportional pharmacokinetics, pharmacologic activity confirming the mode of action of PRS-080 was demonstrated. A dose-dependent increase of the area under the serum iron concentrations was observed to a statistically significant amount compared to healthy subjects receiving placebo (P=0.0023) subsequent to reduction of hepcidin blood levels, further demonstrating the drug-like properties of the Anticalin® drug class and supporting further development of PRS-080 in FID-anemic patients.

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

PRS-080 targeting hepcidin in CKD-related FID-anemia

PRS-080 is an Anticalin® drug candidate targeting hepcidin, a peptide mediator that is an important negative regulator of iron absorption and storage, derived from the naturally occurring human lipocalin known as NGAL. The normal function of hepcidin is to maintain equilibrium in iron supply for red blood cell production by binding to ferroportin, the protein that transports iron from the inside of a cell to the outside, inducing its internalization and subsequent degradation. The binding of hepcidin to ferroportin reduces the iron uptake from the intestine into the body and inhibits iron mobilization from cellular stores into red blood cells. An excess amount of hepcidin can cause FID, which often cannot be treated adequately with iron supplements and can lead to anemia. According to a 2009 publication by Young and Zaritsky in the Clinical Journal of the American Society of Nephrology, lowering hepcidin levels or antagonizing its actions would reverse the negative effects of inflammation on red blood cell formation by allowing mobilization of stored iron and improved iron absorption.

PRS-080 has been designed to target hepcidin for the treatment of FID in anemic patients with CKD, particularly in end-stage renal disease patients requiring dialysis, to allow them to mobilize iron that is trapped in iron storage cells for use in the creation of red blood cells. We have also engineered PRS-080 to have a half-life of less than a week, so that following administration, it is expected to clear from the human body in a much shorter timeframe than antibodies, which typically have a half-life of two weeks or greater. This half-life was achieved by covalently linking PRS-080 to a specific polyethylene glycol, or PEG, in order to extend the serum half-life of the combined molecule to desirable levels. Since hepcidin is constantly produced by the body, we believe that a frequent, e.g. once per week, dosing interval will be optimally suited to interfere with hepcidin function. A half-life of about three days and a shorter residence time than mAbs is then in turn more compatible with the dosing schedule. A longer mAb-like residence time is not seen as advantageous, but rather could lead to the accumulation of both the drug and the target beyond the typical residence time of hepcidin, resulting in large quantities of hepcidin bound to mAbs. We completed a Phase Ia single-ascending dose clinical trial with PRS-080 in healthy volunteers in 2015. The trial was conducted in accordance with German law at a clinical site in Neu-Ulm, Germany, that belongs to Nuvisan GmbH, our contract research organization, or CRO. Results from this trial were presented at the 2015 Annual Conference of the American Society of Hematology (http://www.bloodjournal.org/content/126/23/536). Based on the data obtained we are now continuing further development of PRS-080 in a Ib clinical study in CKD 5 patients requiring hemodialysis and which we expect to complete by the end of 2016. The data are intended to provide clinical-trial support for subsequent applications in the U.S.

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

Anemia and functional iron deficiency in the CKD population

Anemia is a serious medical condition in which blood is deficient in red blood cells, and hemoglobin, leading to inadequate oxygen delivery to tissues and cells throughout the body. Anemia is generally said to exist when hemoglobin is less than 13 g/dL in men and 12 g/dL in women. Anemia has a number of potential causes, including nutritional deficiencies, iron deficiency, bone marrow disease, medications, and abnormalities in production of or sensitivity to erythropoietin, a hormone that controls red blood cell production. Anemia is a frequent and severe consequence of CKD. In addition, within the CKD population, anemia may be caused by FID. FID exists when, despite adequate stores, iron cannot be mobilized for erythropoiesis. In this case, despite treatment with exogenous erythropoietin and iron supplements, iron is still deficient. FID-anemic patients can be identified and selected for therapy using marketed laboratory tests for iron metabolism. The USRDS 2014 Annual Data Report estimates that as of 2012, approximately 409,000 individuals with ESRD are presently on hemodialysis. According to the results of a 2013 research analysis conducted for us by Artisan Healthcare Consulting, which, among other things, pooled research results from nephrologists in the United States, approximately 82% of the hemodialysis patient population are anemic, and that among the anemic hemodialysis patient population, up to 23% are FID-anemic. Based on the estimated 409,000 individuals with ESRD on hemodialysis, we believe that approximately 335,000 ESRD patients on hemodialysis are anemic and approximately 0.08 million individuals are FID-anemic.

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

Phase I trial design and results

The Phase Ia trial of PRS-080 was conducted in healthy volunteers at a clinical site in Neu-Ulm, Germany by Nuvison GmbH, a CRO. The study was a single dose escalating, blinded, placebo controlled study at a dose range from 0.2 to 40 mg/kg (equivalent to 0.08 to 16.0 mg/kg based on protein content). Forty-eight subjects were dosed with PRS-080 or a placebo. This study was governed and approved by the German Federal Institute for Drugs and Medical Devices (Bundesinstitut für Arzneimittel und Medizinprodukte, or BfArM) and the local Ethics Committee. Treatment of subjects began at the end of 2014 and was completed in June 2015, followed by evaluation of the data.

PRS-080 was well tolerated. All treatment emergent Adverse Events, or AEs, were either mild or moderate and no Serious AEs were observed. No association of AEs to specific organs and no apparent dose dependency or difference between placebo and active treatment was observed. Notably, no hypersensitivity or infusion reactions were noted and vital signs, body temperature and electrocardiograms were unchanged. Pharmacokinetics of PRS were dose-proportional with a half-life of approximately 3 days. PRS-080 administration resulted in an immediate decrease in plasma hepcidin concentration which was followed by an increase in serum iron concentration and transferrin saturation. The duration of this response in iron and transferrin saturation increased dose-dependently from about 18 hours at the lower dose to about 120 hours at the highest dose.

Based on this positive safety and pharmacological activity we are advancing PRS-080 in a Phase lb study in CKD patients suffering from FID-anemia. We first plan to enroll CKD patients to study pharmacokinetics in a single-dose format. We plan to subsequently dose repeatedly and study the effects of PRS-080 administration on iron mobilization and hemoglobin levels in CKD patients.

PRS-060 targeting IL-4RA in asthma

PRS-060 is an Anticalin® drug candidate targeting IL-4RA, a cell surface receptor expressed on immune cells in the lung epithelium and mucosal layer. IL-4RA is specific to the circulating cytokines IL-4 and the closely related cytokine IL-13, both key drivers of the immune system that induce differentiation of naïve helper T cells to type 2 helper T cells, or Th2. PRS-060 is derived from human tear lipocalin, has picomolar affinity for human IL-4RA (20 pM) and has a favorable stability profile. We showed in vitro that PRS-060 can inhibit the activity of both IL-4 and IL-13. We have formulated PRS-060 for pulmonary delivery by inhalation, and we are actively preparing to carry out bioprocess optimization in preparation for cGMP, manufacturing and preclinical safety and tolerability studies. Pending the results of our preclinical studies, we intend to pursue a first-in-human clinical trial for PRS-060 in 2017. Some of the development of PRS-060 is conducted in Australia, where we intend to access leading pulmonologists for potential patient recruitment and to seek up to 40% or more in tax refunds from the Australian government in connection with research and development expenses related to PRS-060. We believe PRS-060 represents a first-in-class inhaled biologic for the treatment of asthma.

Asthma market

Asthma is a very common chronic airway disorder affecting approximately 300 million people worldwide according to the Global Initiative for Asthma and approximately 26 million Americans according to the U.S. Centers for Disease Control. Of these 26 million, about 7 million are children. Asthma is responsible for 13 million physician visits a year including about 2 million emergency visits in the United States, according to the American Lung Association. In 2007 asthma was responsible for $50 billion in direct healthcare costs each year in the United States (Barnett and Nurmagambetov, 2011, Journal of Allergy and Clinical Immunology, Volume 127, pp145-152).

Challenges in using conventional therapy

According to a 2012 Artisan Health Care Consulting analysis, as of 2011 asthma affects approximately 195 million people in the U.S., Europe, Japan, Brazil, Russia, India and China. The analysis determined that approximately 16%, or 32 million, of the group studied were considered to have moderate and severe uncontrolled asthma, while approximately 60%, or 19 million, of the group of moderate and severe uncontrolled asthma studied were considered to have moderate and severe uncontrolled asthma with an elevated Th2 signature. Inflammation brought about by Th2 immunity is addressed by standard asthma therapies. 5-10% of patients with asthma have moderate to severe disease that is not controlled with standard of care therapies.

The current standard of care for persistent, moderate to severe allergic asthma is omalizumab (Xolair from Roche) which is given in conjunction with high dose inhaled corticosteroids often in combination with inhaled long-acting beta adrenergic agonists, or LABA. Omalizumab was approved for this condition in the United States in 2003. Outside of the United States, omalizumab is approved for severe asthma. Omalizumab works by binding to the immune mediator immunoglobulin E, or IgE, and inhibiting IgE-mediated activation of mast cells and basophils, types of white blood cells. It has also been shown to impact some diseases, such as asthma, that are driven by eosinophils, another important class of immune cells. However, patient response to omalizumab has been shown to be inconsistent, as reported in a publication by McNicholl and Heaney in 2008 in the journal Core Evidence, which explained that in only some studies did omalizumab improve lung function. Furthermore, general asthma symptoms are also typically unaffected by omalizumab. Finally, in 2007, the U.S. Food and Drug Administration, or the FDA, issued a black box warning for omalizumab due to reported cases of anaphylaxis, a potentially life-threatening allergic reaction suffered by some patients who had taken the drug. Despite these shortcomings, in 2012, worldwide sales of omalizumab were reported by Roche to be $1.2 billion.

The next generation of therapies beyond omalizumab targets a broader range than just IgE mediated mechanisms. These approaches target other immune mediators, including IL-5, IL-4 and IL-13 (which act in concert on eosinophils, B-cells, epithelial cells, goblet cells and others) and CRTH2. Asthma is associated with high levels of eosinophils, immune cells that play a role in protecting the body against infection. The creation of eosinophils can be interrupted at the early stages, while the cells are still maturing. Multiple products are in development that target eosinophils and GlaxoSmithKline’s, or GSK, mepolizumab which targets IL-5 was approved for severe eosinophilic asthma in adults and children older than 12 in 2015. However, eosinophils are only one of many cell types and immune system components that are involved with the body’s exaggerated inflammation response in asthma. Mast cells, basophils, goblet cells and other cells also play a role. These cells can be seen infiltrating the airways along with eosinophils, leading to the conclusion that more cell types are involved. We believe that targeting just one of these components is not likely to be as effective in resolving severe asthma as an approach that targets the broader Th2 (cell-mediated) pathway.

In 2013, Regeneron and its partner Sanofi reported proof-of-concept in a Phase IIa trial in persistent asthma with dupilumab, a currently unapproved monoclonal antibody that targets IL-4RA now in clinical development as a subcutaneously delivered agent. In a 2013 paper in the New England Journal of Medicine, Wenzel et al. reported that dupilumab showed a benefit on the asthma control questionnaire 5 (ACQ5) symptom score, a widely accepted measure for classifying the ability of a medication to control asthma. Patients dosed with dupilumab had fewer asthma attacks compared to placebo-treated patients when standard therapies, such as long-acting beta-agonists and inhaled glucocorticoids, were withdrawn, demonstrating the efficacy of dupilumab. Patients also showed improved lung function and reduced levels of Th2-associated inflammatory markers. Dupilumab is administered systemically through injection. In November 2014, Regeneron and Sanofi announced that in a Phase IIb study, dupilumab also demonstrated improved lung function and reduced exacerbations when administered together with standard of care. These effects were observed in both unselected severe asthma patients and selected patients presenting elevated Th2 responses. We believe the results support the possibility of treating persistent uncontrolled asthma with a biologic therapy without narrowing the patient population based on the Th2 phenotype. Dupilumab is currently undergoing Phase 3 clinical trials for severe asthma.

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

Our proposed solution: binding IL-4RA with PRS-060

We propose to take PRS-060 forward into clinical trials first in healthy volunteers and then in severe asthma patients. These trials could accomplish two important goals: we could establish proof-of-concept for inhaled Anticalin® proteins, opening up a second route of administration for our drug candidates beyond intravenous or subcutaneous injection. Following the demonstration that inhaled PRS-060 is well tolerated in healthy volunteers, we plan to enter a proof-of-concept trial in these patients, where we will evaluate whether PRS-060 can improve patient symptoms. We intend to begin a Phase I clinical trial for PRS-060 in 2017.

Advantages to inhalation as a route of administration for PRS-060

We have performed inhalation studies in mice and observed that systemic concentrations of PRS-060 are minimal when dosed by inhalation, as a result of low doses and short systemic residence time. This offers the potential of a wider therapeutic window and possibly lower systemic side effects that may become prevalent with chronic, systemic Th2 targeting. By our calculations, the total annual dose of PRS-060 can be significantly lower than the doses being used for the monoclonal antibodies dupilumab and lebrikizumab. Furthermore, we believe that PRS-060 can be produced at a lower cost of goods than monoclonal antibodies because we intend to use manufacturing procedures that employ bacterial expression systems, which generally provides a cost advantage over mammalian production systems, typically used for mAbs. Since dosing by inhalation is a common route of administration in asthma patients, it represents a more convenient dosage regimen for patients than dosing of antibodies by injection and would not need to be administered in a physician’s office or other medical setting.

Preclinical data

In in vitro assays, PRS-060 specifically bound to immobilized targets such as human IL-4RA in a concentration-dependent manner. We tested the binding of PRS-060 to various targets in enzyme-linked immunosorbent assay, or the ELISA, a standard in vitro assay platform. In these tests, PRS-060 bound to IL-4RA with subnanomolar affinity and it did not bind to three other human cell-surface interleukin receptors (IL-6R, IL-18RA, IL-23RA). Furthermore, the activity of IL-4 and IL-13 was inhibited by PRS-060 in a dose-dependent manner. The below charts below show the inhibition of IL-4 (left) or IL-13 (right) induced proliferation in human TF-1 cells in vitro by PRS-060.

In in vivo assays in mice genetically altered to express human IL-4RA and IL-13R, low doses of PRS-060 inhibited the induction of eotaxin protein, a marker or airway inflammation, in lung tissue following pulmonary delivery. We observed this inhibition at both the RNA and protein levels compared both to buffer and to tear lipocalin.

The below chart shows the duration of PRS-060-mediated inhibition of eotaxin gene expression, a marker of airway inflammation, in lung tissue by a single pulmonary dose in mice:

When we administered IL-13 into the lung, inflammation was induced as determined by eotaxin expression, which was not inhibited when phosphate buffered saline, or PBS, or human Wild Type lipocalin was administered into the lung. In contrast to the PBS administration, eotaxin expression and, as a result, inflammation was prevented when PRS-060 was administered into the lung before IL-13. As demonstrated in the above chart, the model showed the inhibitory potential lasts for up to 24 hours after PRS-060 administration.

PRS-343 targeting CD-137 in oncology

PRS-343 is a bispecific protein targeting the immune receptor CD137 and the tumor target HER2. It is generated by genetic fusion of an Anticalin specific for CD137 with a variant of the HER2-targeting antibody trastuzumab. The mode of action of this CD137/HER2 bispecific is to promote CD137 clustering by bridging CD137-positive T cells with HER2-positive tumor cells, and to thereby provide a potent costimulatory signal to tumor antigen-specific T cells. PRS-343 is intended to localize CD137 activation in the tumor, and to thereby both increase efficacy and reduce systemic toxicity compared to CD137-targeting antibodies being developed by third parties in clinical trials.

Biology of the costimulatory immune receptor CD137

CD137, also known as 4-1BB, is a co-stimulatory immune receptor and a member of the tumor necrosis factor receptor, or TNFR, super-family. It is mainly expressed on activated CD4+ and CD8+ T cells, activated B cells, and natural killer, or NK, cells. CD137 plays an important role in the regulation of immune responses and thus is a target for cancer immunotherapy. CD137 ligand (CD137L) is the only known natural ligand of CD137, and is constitutively expressed on several types of antigen-presenting cells, or APC. CD137-positive T cells are activated by engaging a CD137L-positive cell. The induced CD137 clustering leads to activation of the receptor and downstream signaling. Note that the trimeric CD137L as a soluble molecule is not an effective CD137 agonist, providing evidence that larger scale clustering is required for activation. In a T cell pre-stimulated by the T cell receptor binding to a cognate Major histocompatibility complex, or MHC, target, costimulation via CD137 leads to further enhanced activation, survival and proliferation, as well as the production of pro-inflammatory cytokines and an improved capacity to kill.

Validation of CD137 as a therapeutic target in cancer

The benefit of CD137 costimulation for the elimination of cancerous tumors has been demonstrated in a number of in vivo models in the mouse. The forced expression of CD137L on a tumor, for example, leads to tumor rejection. Likewise, the forced expression of an anti-CD137 single chain antibody fragment (scFv) on a tumor leads to a CD4+ T-cell and NK-cell dependent elimination of the tumor. A systemically administered anti-CD137 antibody has also been demonstrated to lead to retardation of tumor growth.

Human ex vivo data supports the extraordinary potential of CD137 as a costimulatory receptor in cancer therapy: It has been reported that for T cells isolated from human tumors, CD137 is an excellent marker for those that are tumor-reactive. In line with this observation, anti-CD137 antibodies can be utilized to improve adoptive T-cell therapy (ACT) by augmenting the expansion and activity of CD8+ melanoma tumor-infiltrating lymphocytes.

Finally, the potential of CD137 targeting has also been shown in nonclinical combination therapy studies, where an additional benefit was demonstrated by combination of CD137 agonism with checkpoint blockade or NK cell-targeting antibodies.

Current approaches to clinical CD137 targeting

The preclinical demonstration of the potential therapeutic benefit of CD137 costimulation has spurred the development of therapeutic antibodies targeting CD137, PF-05082566 (22, 23) and BMS-663513 which are currently in early phase clinical trials.

PF-05082566 is a fully humanized IgG2 monoclonal antibody that binds CD137 in a manner that blocks the binding of endogenous CD137L to CD137, and that according to publicly available data is well tolerated as a monotherapy and in combination with rituximab.

BMS-663513 is an IgG4 monoclonal antibody that, in contrast to PF-05082566, binds CD137 in a manner that does not interfere with the CD137 / CD137L interaction. While an initial trial reported manageable toxicity with doses up to 10mg/kg, a follow-up monotherapy phase II trial was reported to have been stopped due to an “unusually high incidence of grade 4 hepatitis”. Current clinical trials with BMS-663513 are focusing on safety and efficacy at lower doses as monotherapy or in combination e.g. with Rituximab (NCT01775631).

Rationale for bispecific targeting of CD137

In line with the natural mode of activation of CD137, which requires receptor clustering, an ideal CD137-targeting agent should firstly lead to clustering of CD137, and secondly do so in a tumor-localized fashion on tumor-infiltrating lymphocytes (TIL). The antibodies currently in clinical development are not ideal in that respect, as CD137 clustering can only be induced by binding to Fcg receptor-positive cells which are not selectively tumor-localized but distributed throughout the body for Fcg-dependence of TNFR targeting). The toxicity data of BMS-663513 indicates that such a non-selective activation leads to unacceptable toxicity, potentially making it impossible to find a therapeutic window for such CD137-targeting antibodies.

We therefore hypothesized that to obtain an ideal CD137-targeting agent, a bispecific molecule should be designed that targets CD137 on one end and a differentially expressed tumor target on the other end. A visualization of the general concept is provided in Figure 1, below.HER2/CD137 bispecific is envisioned to promote CD137 clustering by bridging T cells with HER2-positive tumor cells, and to thereby provide a potent costimulatory signal to tumor antigen-specific T cells, further enhancing its T cell receptor, or TCR,-mediated activity and leading to tumor destruction.

Figure 1	Concept of costimulatory T cell engagement. (A) The elements of the system are a target-positive tumor cell, a T cell with a TCR that is specific for an HLA/peptide combination on the tumor, and a costimulatory bispecific. (B) Within a patient´s tumor, tumor-specific T cells are bridged with tumor cells by a costimulatory bispecific. The resulting clustering of the costimulatory T cell receptor provides a local co-activating signal to the T cell, further enhancing its TCR-mediated activity and leading to tumor destruction. (C) Toxic side effects are expected to be manageable, as target-negative cells do not lead to costimulation of T cells due to a lack of target-mediated receptor clustering, and healthy tissue is spared by tumor-costimulated T cells due to the absence of a primary, TCR-mediated signal. Design and Generation of HER2/CD137 bispecific PRS-343

To obtain a molecule that would work by the mode of action of costimulatory T cell engagement, we generated the HER2/CD137 bispecific PRS-343. The molecule consists of two different building blocks binding to the two targets HER2 and CD137. To generate the CD137-specific building block of PRS-343, termed S0575.04J10, we utilized anticalin technology®. This technology works by engineering lipocalins to bind any desired target protein with high affinity and specificity, in a manner very similar to antibodies. The lipocalin family comprises a diverse group of mostly secreted soluble proteins that bind, store and transport a broad spectrum of molecules, ranging from small molecules to proteins. Lipocalins are structurally related by possessing an 8-stranded beta-barrel structure. Lipocalin-2, also known as neutrophil gelatinase-associated lipocalin, or NGAL, is a component of granules in neutrophils and is up-regulated during inflammation. The primary function of NGAL appears to be the sequestering of bacterial siderophores (iron chelators), leading to an inhibition of bacterial growth. A CD137-binding anticalin was generated based on a re-design of the natural binding pocket of NGAL using mutant anticalin libraries and a selection and screening process. The CD137-binding anticalin S0575.04J10 binds human CD137 with an affinity of 2 nM as determined by SPR, and is capable of costimulating human T cells when immobilized on a plastic dish together with an anti-CD3 antibody.

To generate the HER2/CD137 bispecific PRS-343, we constructed a genetic fusion of the CD137-specific anticalin S0575.04J10 to the C-terminus of the heavy chain of the trastuzumab IgG4 variant, connected by a flexible, non-immunogenic linker sequence of 15 amino acids length.

We utilized a Sandwich ELISA experiment to investigate whether PRS-343 can bind both targets at the same time, which is a necessary prerequisite for the envisioned mode of action of PRS-343. Figure below shows that a sigmoid binding curve results from this titration, proving that both targets can indeed be engaged at the same time, fulfilling the key requirement for simultaneous costimulatory engagement of T cells by HER2-positive target cells.

Figure 2	PRS-343 simultaneous binding to targets HER2 and CD137. Recombinant Her2 was coated on a microtiter plate, followed by titration of PRS-343. Subsequently, a constant concentration of biotinylated human CD137 was added, which was detected via a peroxidase-conjugated avidin variant, ExtrAvidin®.

Mode of action – costimulatory T cell activation

We developed a novel T cell activation assay format to investigate whether PRS-343 is capable of costimulating T cells that have received a basic stimulus via the TCR. The assay, visualized in Figure 3 below, is based upon providing the T cell receptor stimulus via an anti-CD3 antibody coated onto the plastic culture dish, while CD137 costimulation is achieved by tumor-target dependent clustering of CD137 on purified T cells.

Figure 3	Visualization of costimulatory T cell activation assay. HER2-positive tumor cells are grown overnight on cell culture plates that have been precoated with low amounts of an anti-CD3 antibody to provide a limited primary activation of T cells via the T cell receptor. T cells are added to the wells together with the titrated CD137/HER2 bispecific PRS-343, leading to clustering of the costimulatory CD137 receptor, which in turn results in T cell costimulation. T cell costimulation is detected by increased supernatant IL-2 and IFN-g levels in the culture supernatants after continued culture.

There is a clear induction of IL-2 (Figure A) and IFN- g (Figure C) with increasing concentrations of PRS-343. The fitted EC50 of this effect is similar for both proinflammatory cytokines, with 0.7 nM for IL-2 induction and 0.3 nM for IFN-g induction, respectively. That T cell costimulation is indeed due to the bispecific engagement of T cells and SKBR3 cells is shown by two observations: firstly, the monospecific antibody trastuzumab does not lead to enhanced T cell activation (average shown as dotted line in Figure A and Figure C), and secondly, disrupting the bispecific interaction with an excess of trastuzumab abolishes the effect of IL-2 and INF-g induction nearly completely except at the highest concentrations of PRS-343 employed (Figure B and Figure D).

Figure 4	Experimental result of costimulatory T cell activation assay. HER2-positive SKBR3 tumor cells were grown overnight on 96-well plates that had been precoated with 0.25 µg/mL anti-CD3 antibody for 1 h at 37°C. The next day, T cells purified from healthy donor PBMC were added to the wells together with the titrated CD137/HER2 bispecific PRS-343 (filled circle) or trastuzumab as a control (dotted line). After three days in culture, IL-2 (A) and IFN-g,levels in the culture supernatants were measured by an Electrochemoluminescence immunoassay. In parallel, the experiment was performed in the presence of an excess of trastuzumab (340 nM) to inhibit the binding of PRS-343 to the SKBR3 cells, and IL-2 (C) and IFN-g (D) levels were measured.

Pipeline products: 300 Series

Current antibody-based therapies targeting tumor cell destruction or immune activation are hampered by, among other factors, low response rates and the induction of immune-related adverse events. The 300-Series Anticalin® proteins are designed to target checkpoint proteins or, like PRS-343, immune-stimulatory proteins and consist of a variety of multifunctional biotherapeutics that can combine, via a genetic fusion, antibodies with Anticalin proteins or two or more Anticalin proteins to each other. These combined molecules have the potential to build upon current therapies through the capability of modifying or regulating one or more immune functions on a single fusion protein, thereby having the potential to elevate immune responses within a tumor microenvironment. We believe that a tethered Anticalin protein directed at checkpoint proteins can preferentially activate the immune system at the site of the tumor microenvironment thus providing efficacy with enhanced therapeutic index. We believe that the 300-Series Anticalin proteins represent a “platform within a product” opportunity in immuno-oncology since it may be possible to apply a single combined Anticalin-antibody molecule in a number of different cancers. This is based on the shared underlying biology such as checkpoint and costimulatory biology found within tumors arising in different organs.

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

PRS-080

Other drug candidates in development that interfere with hepcidin function or expression include ISIS/Xenon (anti-sense) and Alnylam (RNAi), which have nucleic acid based approaches aimed at reducing hepcidin synthesis in preclinical development. Noxxon’s RNA aptamer sequesters hepcidin and is in clinical studies in cancer and ESRD patients. A mAb against hepcidin is tested in cancer as well as chronic kidney disease patients by Lilly as well as a mAb against the ferroportin transporter. Ferrumax develops a soluble form of hemojuvelin, a protein that regulates hepcidin expression and iron metabolism that aims to suppress the production rate of hepcidin.

There are also a number of companies which are focused on treating anemia in CKD patients under alternative approaches. Fibrogen, Akebia Therapeutics, GSK, Bayer, and Japan Tobacco have hypoxia-inducible-factor prolyl hydroxylase (HIF-PH) inhibitors in clinical development that target stimulation of bone marrow activity. Acceleron is also targeting the sequestration of Activin A, a natural inhibitor of hematopoiesis, is in a Phase II clinical study. Auryxia by Keryx, which targets formulation of oral iron, completed a Phase III in non-dialysis dependent CKD 3-5 patients recently (January 2016). There are also various companies conducting late-stage development of erythropoietin biosimilars.

PRS-060

Like PRS-060, new developments for the treatment of uncontrolled moderate to severe asthma patients mainly include drug candidates targeting the Th2 pathway by interfering with IL4/IL-13 or IL-5 actions. Such products include dupilumab (Sanofi/Regeneron, IL-4RA), lebrikizumab (Roche/Genentech, IL-13), tralokinumab (Astra Zeneca, IL-13), mepolizumab (GSK, IL-5), reslizumab (Teva, IL-5), and benralizumab (Astra Zeneca, IL-5R). These drugs are in later clinical development (Phase II and Phase III) than PRS-060, or have been approved (mepolizumab); however, in contrast to PRS-060, these mAbs are given to patients through injection and distribute systemically through the blood stream. There are a number of other companies presently marketing or developing other therapies for asthmatic patients. The mAb omalizumab, directed against IgE, is approved and marketed for the treatment of uncontrolled, moderate to severe asthma patients.

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

PRS-343

PRS-343 is bispecific anticalin-antibody fusion protein targeting CD137 and HER2. Other drug candidates targeting the co-stimulatory receptor CD137 include urelumab, which is being developed by Bristol Myers Squibb, and PF-05082566, which is being developed by Pfizer, both of which are currently in clinical development (Biomedtracker, January 21, 2016). In the HER2-positive space, several actors are active with approved, clinical and preclinical drugs candidates. The most prominent actor is Roche, having three approved drugs on the market through its subsidiary Genentech. The first drug from Roche targeting HER2 is Trastuzumab, which has been marketed for treatment of breast cancer patients since 1998 and for gastric cancer patients since 2010. The two other drugs are pertuzumab and Ado-trastuzumab Emtansine which both are marketed for breast cancer patients.

No known competitor is developing a CD137 and HER2 bispecific drug candidate but a number of companies such as Amgen, Affimed, Macrogenics, F-Star, Sutro Biopharma and Immunocore are pursuing multispecific approaches in immuno-oncology, which therapies are either approved, in clinical development or preclinical development.

Additionally, other actors such as AstraZeneca, Novartis, Agenus, Five Prime Therapeutics and Celldex have preclinical and clinical development programs focusing on other co-stimulatory targets which include OX40, CD40, GITR and CD27.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party contract manufacturers, or CMOs, for the manufacture of our drug candidates for larger scale preclinical and clinical testing, as well as for commercial quantities of any drug candidates that are approved.

We currently rely on one CMO for all of our clinical supplies, including active pharmaceutical ingredients, or APIs, drug substances and finished drug products for our preclinical research and clinical trials, including the Phase Ia trial for PRS-080.

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

Any drug products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with the FDA’s current good manufacturing practice requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our manufacturing contractors.

We believe that PRS-080, PRS-060 and PRS 343 and our other Anticalin®-branded drug candidates can be manufactured in reliable and reproducible biologic processes from readily available starting materials. PRS-080 and PRS-060 are produced using bacterial expression systems similar to those that have been used in the past for the production of other proteins and which systems are widely used in the industry. PRS-343 is produced using a mammalian expression system similar to those systems which are widely used in the industry for the production of antibodies. We believe that the manufacturing process is amenable to scale-up and will not require unusual or expensive equipment. We expect to continue to develop, on our own or with our collaborators, drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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

We seek to protect our exclusive position of Anticalin® technologies by, among other means, prosecuting our own international, U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We established intellectual property protection in relation to our Anticalin technologies in key global markets, including Australia, Brazil, Canada, China, the European Union, Hong Kong, India, Japan, Korea, New Zealand, Russia, Singapore, South Africa and the United States. We believe we have patent exclusivity relating to drug candidates derived from lipocalin proteins that runs until at least 2020 in the United States. We also rely on trade secrets for confidential know-how, which we generally seek to protect through contractual (e.g. confidentiality) obligations with employees and third parties.

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

Following the effective date of our Research and Licensing Agreement with Technische Universität München, or TUM (See “—TUM License Agreement”), and as of March 23, 2016, we owned or were the exclusive licensee of a patent portfolio consisting of several issued U.S. patents, and their respective counterparts in a number of foreign jurisdictions, several pending applications under the Patent Cooperation Treaty, multiple pending U.S. patent applications and corresponding pending patent applications in a number of foreign jurisdictions as well as three pending provisional patent applications, as described in further detail below.

In applicable jurisdictions, we will seek patent term extensions for certain of our patents including the patent term adjustment period in the United States. If we obtain marketing approval for our drug candidates in the United States or in certain jurisdictions outside of the United States, we may be eligible for regulatory protection, such as twelve years of data exclusivity for new biological entities in the United States and as mentioned below, up to five years of patent term extension potentially available in the United States under the Hatch-Waxman Act, 8 to 11 years of data and marketing exclusivity potentially available for new drugs in the European Union, up to five years of patent extension in Europe (Supplemental Protection Certificate), and eight years of data exclusivity potentially available in Japan. There can be no assurance that we will qualify for any such regulatory exclusivity, or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “—Government Regulation.”

Among the issued patents we own are U.S. patent No. 7,250,297; U.S. patent No. 7,723,476; U.S. patent No. 8,158,753; U.S. patent No. 8,536,307; and their respective counterparts in the European Union, which patents are directed to the basic Anticalin® protein concept and platform technology (i.e. antagonist or agonist compounds derived from a natural lipocalin protein) and are expected to expire in 2018, subject to patent term adjustments in the U.S. of up to 794 days. In addition, we hold issued U.S. patents Nos.: 7,001,882; 7,118,915; 7,691,970; 7,585,940; 7,893,208; and 8,313,924; and their respective counterparts in a number of foreign jurisdictions, which patents are related to libraries of different scaffolds and consensus sequences such as human apolipoprotein D, human neutrophil gelatinase-associated lipocalin, or hNGAL, and human tear lipocalin, and are expected to expire between 2020 and 2027, subject to patent term adjustments in the U.S. of up to 685 days. We also own U.S. patent No. 7,892,827, which is directed to muteins derived from hNGAL having binding specificity for the cytotoxic T lymphocyte-associated antigen, or CTLA-4, and is expected to expire in 2025, subject to a 350-day patent term adjustments in the U.S., and U.S. patent No. 8,313,924, which is directed to muteins of human tear lipocalin having detectable binding affinity to interleukin 4 receptor alpha chain, or IL-4 receptor alpha, and is expected to expire in 2027, subject to a 424 day patent term adjustment in the United States, as well as their counterparts in the European Union and in a number of foreign jurisdictions.

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

As of March 23, 2016, a significant portion of our pending U.S. patent applications and pending patent applications in foreign jurisdictions was directed to newly-discovered or improved scaffold libraries of lipocalin muteins, compounds derived therefrom, or the uses of such compounds to treat, prevent and mitigate certain diseases and conditions whose pathological development involve the targets of interest as well as to diagnose, prognose and select treatments for the diseases and conditions. We would expect that any patents that may issue from the pending U.S. patent applications would likely expire between 2029 and 2035 without taking into account possible patent term adjustments or other extensions, however, any and all of these patent applications may not result in issued patents, and not all issued patents may be maintained in force for their entire term. Specifically, granted patents and pending patent applications directed to Anticalin® proteins for the cMet target currently have terms which could expire as late as 2029, and granted patents and pending patent applications directed to Anticalin proteins for each of hepcidin and IL-4RA currently have terms which could expire as late as 2031. We are actively pursuing intellectual property protection for our 300-Series in key global markets that, if granted, could expire as late as 2035. To date, we are not aware of any third party intellectual property for freedom to operate on our platforms or therapeutic programs.

In addition to patents, we hold three trademarks in the United States, for Anticalin®, Pieris®, and Pocket Binding ®. Similarly, we hold their respective counterparts, either as registered trademarks or as pending applications, in a number of foreign jurisdictions. We expect that we will continue to look for trademark protection for the goodwill associated with our Company and our drug candidates in the countries or regions where we will have investment, research and development, sales or other activities.

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

Strategic Partnerships

Since 2007, we have entered into several licensing, research and development collaborations to complement our drug discovery and early stage development capabilities. Specifically, we have entered into licensing, research and development agreements which are still active as of the date hereof with Allergan, Inc., or Allergan, Sanofi Group (formerly Sanofi-Aventis and Sanofi-Pasteur SA) and collectively, Sanofi, Daiichi Sankyo and Roche. Under these licensing and research and development arrangements, we have developed and conducted or will develop and conduct selection and screening of drug candidates as well as in vitro potency and efficacy testing using our Anticalin®-brand drug discovery platform, our Anticalin-brand libraries and other proprietary methods to generate, identify and characterize drug candidates against certain biological targets associated with several diseases. These agreements have provided us with approximately €33.4 million ($36.3 million) in revenue to date, excluding grant revenues. With respect to discontinued collaborations, we have no ongoing performance obligations, and do not expect to receive any significant additional consideration pursuant to those agreements.

Pieris’s agreements with Allergan, Sanofi, Daiichi Sankyo and Roche are ongoing and, under which, our partners are obligated to use commercially reasonable efforts to develop and commercialize drug candidates identified in the course of the collaboration. We are entitled to receive from our partners’ research, development and regulatory milestone payments and, in the case of the Sanofi, Daiichi Sankyo and Roche collaborations, royalties on net sales for products developed and commercialized under these collaborations. Under our collaboration with Roche we have received an upfront-payment in January 2016. We plan to continue to actively seek out additional collaboration partners.

In addition to Pieris’s agreements with Allergan, Sanofi, Daiichi Sankyo and Roche, we are partnering with companies with expertise in clinical development, regulatory affairs and biologics manufacturing to advance our pipeline products through clinical trials and to market those products. In 2013, Pieris entered into a co-development alliance with Cadila Healthcare Limited, or Zydus, with respect to the development and sale of certain proprietary products, under which Zydus will focus on developing markets and we will focus on developed markets. Pieris has also entered into a joint development and license agreement with Stelis, establishing a collaboration for clinical development and commercialization of certain of our proprietary products, focusing initially on use in ophthalmological applications.

Certain terms and conditions of our active agreements with Allergan, Sanofi, Daiichi Sankyo and Roche are summarized below as well as certain terms and conditions of our co-development agreements with Zydus and Stelis.

Our agreement with Allergan

In August 2009, we entered into an agreement with Allergan, Inc. (NYSE: AGN) for the use of our proprietary Anticalin® technologies in the discovery and development of drug candidates which inhibit a selected target. Under the terms of the agreement, we provided drug candidates for the treatment of ocular diseases, and Allergan is responsible for the further development and commercialization of products based on those candidates and bearing related costs. We have granted Allergan a worldwide and exclusive license under our patent portfolio for the use of certain drug candidates for the treatment and prevention of ocular diseases.

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

The agreement will remain in effect until the expiration of the payment obligations of Allergan to us thereunder. Either we or Allergan may terminate the agreement in the event of the other party’s material breach of the agreement remains uncured for a specified period or in the event the bankruptcy of the other party. Allergan has the unilateral right to terminate the agreement upon specified prior written notice to us. On termination, all rights granted to Allergan in our Anticalin® technologies would end.

Our collaboration with Sanofi

In September 2010, we entered into a collaboration and license agreement with Sanofi, which was subsequently amended in February 2013. Under the terms of the agreement, we have agreed to use our proprietary Anticalin® technologies to identify drug candidates against certain targets, with further development and commercialization activities conducted by Sanofi. The collaboration started with two targets under two separate collaboration projects and was extended by an additional multispecific Anticalin program in 2013. When we entered the collaboration we granted Sanofi an exclusive worldwide license to develop drug candidates identified in the course of the collaboration and market products based on those drug candidates under the collaboration.

In consideration of our obligations, as a part of the collaboration we received a €3.5 million ($3.8 million) upfront payment and specified research funding. We also are entitled to receive payments on the achievement of research, development and commercial milestones for each product, with up to €26.0 million ($28.4 million) in development milestones and up to €18 million ($19.6 million) in commercial milestones for the first therapeutic application and lesser amounts on subsequent therapeutic applications. We have the ability to receive over €50 million ($54.5 million) potential milestone payments from the active collaboration project, including estimated milestone payments in connection with one or more subsequent applications. Payments due to us also include tiered mid-to mid-high single digit royalties on sales of products. We have agreed that we will not use our Anticalin® technologies to perform, on our own behalf or for third parties, any research or development activities on the same target to which any active program relates. Unless earlier terminated, the agreement will remain in effect until the expiration of all payment and related obligations of Sanofi thereunder.

During the term of the agreement, Sanofi may terminate any or all programs thereunder for convenience by giving specified prior written notice to us. Either party may also terminate the agreement for a material breach by the other party which remains uncured after specified advance notice of such breach or for the other party’s insolvency. If a program or the agreement is terminated by Sanofi, rights in products and developed technology resulting from the terminated program (including the right to grant sublicenses) revert or are transferred to us. If a program is terminated prior to the development of the product by Sanofi, our right to commercialize that product is royalty-free. Otherwise, we would owe to Sanofi royalties in the single digits as a percentage of net sales on such product sold by us or our licensee, with total royalty payments capped at a certain amount, and with the royalty rate dependent on the maturity of the program at the time of termination. Sanofi has terminated two of the three programs (one program was terminated for internal strategic reasons and the other program was terminated following in vivo studies, as in vitro functionality did not fully translate into in vivo functionality for this first in class program), and we have the right to develop and commercialize drug candidates of the terminated programs on a royalty-free basis. The remaining active collaboration project was handed over to Sanofi for further development in the fourth quarter of 2014. Additionally, in January 2015, Pieris transferred to Sanofi ownership of the intellectual property of the remaining active collaboration project, including the obligation for payment of expenses of obtaining patents or other registrations of such intellectual property. All other rights and obligations of the parties under the Sanofi collaboration remain unchanged.

Our collaboration with Daiichi Sankyo

In May 2011, we entered into a definitive collaboration research and technology licensing agreement with Daiichi Sankyo, under which we agreed to use our proprietary Anticalin® scaffold technologies to discover novel drug candidates against two targets chosen by Daiichi Sankyo under two separate collaboration projects. Upon achievement of preclinical development milestones for lead drug candidates, Daiichi Sankyo assumes responsibility for, and to use commercially reasonable efforts in, the further development and marketing of products based on those candidates. We handed over further development responsibility for the two collaboration projects to Daiichi Sankyo in March 2013 and June 2014, respectively.

We received €7.2 million ($7.9 million) upon signing of the collaboration agreement and received research funding. We are entitled to payment on the achievement of research and development milestones of up to €35.9 million ($39.2 million) for the first prophylactic or therapeutic product, with reduced amounts for achievement of those milestones in additional indications. We are also entitled to payment of commercialization milestones of up to €45 million ($49.1 million) for a prophylactic or therapeutic product. On development and commercialization of a diagnostic product, we are entitled to development and commercialization milestones of up to approximately €0.7 million ($0.8 million). We have the ability to receive up to approximately €200 million ($218 million) in potential milestone payments from the two collaboration projects, including estimated milestone payments in connection with one or more additional indications. Daiichi Sankyo is further obliged to pay to us tiered, mid- to mid-high single digit royalties on sales of products for prophylactic and therapeutic uses and low single digits on sales of products for diagnostic uses. We granted Daiichi Sankyo exclusive license rights worldwide for prophylactic and therapeutic products, and nonexclusive rights for diagnostic uses. During the collaboration, we may not use our Anticalin® technologies in research or commercial activities on the designated targets for our own account or with third parties.

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

Our collaboration with Zydus

In October 2013, we entered into a development and license agreement with Zydus. Under the terms of the agreement, we collaborate with Zydus in the development of certain Anticalin® drug candidates, including PRS-110, and Zydus takes the lead in advancing those products through preclinical and clinical proof of concept development and is responsible for its expenses relating to that advancement, which include drug manufacturing. Zydus has been granted exclusive rights to commercialize these products in India and several other developing countries. We retain the right to commercialize these products in key developed markets. We and Zydus have cross-licensed our respective rights in new inventions derived during the collaboration for these products in these territories.

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

Our collaboration with Stelis

In November 2013, Pieris entered into a joint development and license agreement with Stelis. Under the terms of the agreement, we collaborate with Stelis in the development of certain Anticalin® drug candidates, initially for use in the treatment, palliation or prevention of ophthalmology-related diseases. Under the terms of the agreement, we contribute certain proprietary assets to the development project, and Stelis agrees to establish a production process for preclinical and clinical supplies of product at its expense and to perform and fund certain preclinical studies and a first-in-human clinical study for each product under joint development at the expense of Stelis. We agreed that upon reaching certain development stages for a product, we and Stelis would discuss the possible formation of a joint venture with approximately equal shareholding between Pieris and Stelis to further develop and commercialize such product worldwide. If a party does not wish to enter into a joint venture, the other party may continue development and commercialization of a product, subject to terms and conditions to be established by a separate agreement.

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

Our collaboration with Roche

On December 8, 2015 Pieris entered into a Research Collaboration and License Agreement with F.Hoffmann- La Roche Ltd. and Hoffmann- La Roche Inc., collectively Roche, in cancer immune therapy for the research, development and commercialization of Anticalin-based drug candidates against a predefined, undisclosed target.

Under the terms of the agreement, we received an upfront payment of CHF 6.5 million ($6.5 million) in January 2016 and Roche committed to provide research funding, and we may receive development and regulatory-based milestone payments, sales-based milestone payments as well as mid-single-digit to low double-digit royalties on any future product sales. If all milestones and other conditions are met, the total payments to us could surpass CHF 415 million ($415.7 million), excluding royalties.

The parties will jointly pursue a preclinical research program with respect to the identification and generation of Anticalins that bind to a specific target for an expected period of 20 months, which may be extended under certain circumstances. During the research term of the agreement, Roche will fund the work to be performed by us pursuant to the research plan. Following the research program, Roche will be responsible for subsequent pre-clinical and clinical development of any product and will have worldwide commercialization rights.

Unless earlier terminated, the term of the agreement continues until no royalty or other payment obligations are or will become due under the agreement. The agreement may be terminated (i) by either party based on insolvency or breach by the other party and such insolvency proceeding is not dismissed or such breach is not cured within 90 days; or (ii) after 15 months from the effective date of the agreement, by Roche as a whole or on a product-by-product and/or country-by-country basis upon 90 days prior written notice before the first commercial sale of a product or upon 180 days prior written notice after the first commercial sale of a product. Roche may also, in its sole discretion, terminate the agreement upon a change of control of Pieris involving a company that develops or commercializes biopharmaceutical products.

TUM License Agreement

On July 4, 2003, we entered into a Research and Licensing agreement with TUM, which was subsequently renewed and amended, on July 26, 2007. The agreement establishes a joint research effort led by Prof. Arne Skerra, Chair of Biological Chemistry of TUM, to optimize Anticalin® technologies for use in therapeutic, prophylactic and diagnostic applications and as research reagents, and to gain fundamental insights in lipocalin scaffolds. We provided certain funding for TUM research efforts performed under the agreement. The research phase of this collaboration ended on February 28, 2013.

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

As consideration for the assignments and licenses, we are obliged to pay to TUM milestone payments on development of our proprietary products claimed by patents assigned or licensed to us by TUM. For each of such proprietary products developed by us, we could be required to pay up to an aggregate of approximately €0.2 million ($0.2 million) in milestone payments to TUM under the agreement.

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

Upon initiation of the Phase Ia clinical trial of PRS-080 in November 2014, our obligation to pay TUM a milestone payment of €10,000 ($12,101) pursuant to the terms of the TUM License Agreement was triggered. We have certain reporting obligations to TUM under the TUM License Agreement and will report this trigger to TUM pursuant to the terms of the agreement. Upon issuance of such a report, we will be obligated to pay to TUM such milestone payment. We were also involved in a dispute with TUM, for which arbitration has concluded in 2015, which is described in more detail under “Item 3. Legal Proceedings—Arbitration Proceeding with Technische Universität München.”

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase II, and before an NDA or BLA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the End of Phase II meeting to discuss their Phase II clinical results and present their plans for the pivotal Phase III clinical trial that they believe will support approval of the new drug.

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

U.S. Review and Approval Processes

The results of product development, preclinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling, and other relevant information are submitted to the FDA as part of an NDA or BLA requesting approval to market the product. The submission of an NDA or BLA is subject to the payment of user fees; a waiver of such fees may be obtained under certain limited circumstances. The FDA reviews all NDAs and BLAs submitted to ensure that they are sufficiently complete for substantive review before it accepts them for filing. The FDA may request additional information rather than accept a NDA or BLA for filing. In this event, the NDA or BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. Even if such data and information is submitted, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The FDA may issue a complete response letter, which may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the NDA or BLA, or an approved letter following satisfactory completion of all aspects of the review process. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. Before approving an NDA or BLA, the FDA will inspect the facility or facilities where the product is manufactured.

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

The Food and Drug Administration Safety and Innovation Act, or FDASIA, which was enacted in 2012, made permanent the Pediatric Research Equity Act, or PREA, which requires a sponsor to conduct pediatric studies for most drugs and biologicals, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, BLAs and supplements thereto, must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. After April 2013, the FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Biologics Price Competition and Innovation Act of 2009

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act which included the Biologics Price Competition and Innovation Act of 2009, or BPCIA. The BPCIA amended the Public Health Service Act, or PHSA, to create an abbreviated approval pathway for two types of “generic” biologics—biosimilars and interchangeable biologic products, and provides for a twelve-year exclusivity period for the first approved biological product, or reference product, against which a biosimilar or interchangeable application is evaluated; however if pediatric studies are performed and accepted by the FDA, the twelve-year exclusivity period will be extended for an additional six months A biosimilar product is defined as one that is highly similar to a reference product notwithstanding minor differences in clinically inactive components and for which there are no clinically meaningful differences between the biological product and the reference product in terms of the safety, purity and potency of the product. An interchangeable product is a biosimilar product that may be substituted for the reference product without the intervention of the health care provider who prescribed the reference product.

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

In February 2012, the FDA issued 3 draft guidance documents on biosimilar product development. The draft guidance documents are: “Scientific Considerations in Demonstrating Biosimilarity to a Reference Product,” “Quality Considerations in Demonstrating Biosimilarity to a Reference Protein Product,” and “Biosimilars: Questions and Answers Regarding Implementation of the Biologics Price Competition and Innovation Act of 2009.” In April 2013, the FDA issued a fourth draft guidance entitled, “Formal Meetings between the FDA and Biosimilar Biological Product Sponsors or Applicants.” The guidance documents provide the FDA’s current thinking on approaches to demonstrating that a proposed biological product is biosimilar to a reference product. The FDA received public comments on the draft documents and intends to issue final guidance documents in the future. Nevertheless, the absence of a final guidance document does not prevent a sponsor for seeking licensure of a biosimilar under the BPCIA.

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

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

Under the fast track program and the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions, or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post- approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

In addition to other benefits such as the ability to use surrogate endpoints and engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a fast track drug’s BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the BLA is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Under FDASIA, Congress encouraged the FDA to utilize innovative and flexible approaches to the assessment of products under accelerated approval. The law required the FDA to issue related draft guidance within a year after the law’s enactment and also promulgate confirming regulatory changes. In June 2013, the FDA published a draft Guidance for Industry entitled, “Expedited Programs for Serious Conditions-Drugs and Biologics” which provides guidance on FDA programs that are intended to facilitate and expedite development and review of new drugs as well as threshold criteria generally applicable to concluding that a drug is a candidate for these expedited development and review programs. In addition to the Fast Track, accelerated approval and priority review programs discussed above, the FDA also provided guidance on a new program for Breakthrough Therapy designation. A request for Breakthrough Therapy designation should be submitted concurrently with, or as an amendment to an IND. The FDA has already granted this designation to over 30 new drugs and has approved several.

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

Any drug products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements, and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label.

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

Employees

As of March 23, 2016, we had 38 full-time employees and 1 part-time employee. Of these 39 employees, 27 are engaged in research and development activities and 12 work in general support and administration. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. To successfully develop our drug candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring additional employees for research and development, clinical and regulatory affairs and general and administrative activities over the next few years. We also utilize the services of consultants, clinical research organizations and other third parties on a regular basis.

Available Information

Our internet address is www.pieris.com. Copies of the our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, are available to you free of charge through the Investors section of our website as soon as reasonably practicable after such materials have been electronically filed with, or furnished to, the SEC. The information contained on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have included our website address in this Annual Report solely as an inactive textual reference.

Item 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this prospectus, including our consolidated financial statements and the related notes, before making any decision to invest in shares of our common stock. This Annual Report on Form 10-Kcontains forward-looking statements. If any of the events discussed in the risk factors below occurs, our business, prospects, results of operations, financial condition and cash flows could be materially harmed. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business, Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We currently have no product revenues and no approved products, and will need to raise additional capital to operate our business.

We are a clinical-stage biopharmaceutical company. To date, we have not generated any product revenue and are not profitable, and have incurred losses since our inception in August 2000. For the years ended December 31, 2015 and 2014 we reported net loss of $14.1 million and $9.8 million, respectively. As of December 31, 2015, we had an accumulated deficit of $79.9 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our drug candidates and the commercialization of approved products, if any.

We are currently focused primarily on the development of our lead drug candidates, PRS-080, PRS-060 and our 300-series programs, as well as our other programs, which we believe will result in our continued incurrence of significant research, development and other expenses related to those programs. If preclinical studies or the clinical trials for any of our drug candidates fail or produce unsuccessful results and those drug candidates do not gain regulatory approval, or if any of our drug candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will need substantial additional funding to continue our operations, which could result in significant dilution or restrictions on our business activities. We may not be able to raise capital when needed, if at all, or on terms acceptable to us, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

Our operations have consumed substantial amounts of cash since inception. We expect to need substantial additional funding to pursue the clinical development of our drug candidates and launch and commercialize any drug candidates for which we receive regulatory approval.

We will require additional capital for the further development and commercialization of our drug candidates and may need to raise additional funds sooner than we currently anticipate if we choose to and are able to expand more rapidly than we currently anticipate. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we advance preclinical development of our 300-Series programs, particularly PRS-343, advance PRS-080 through clinical trials and prepare for a potential Phase I clinical trial of PRS-060. In addition, if we obtain regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to regulatory requirements, product manufacturing, marketing, sales and distribution.

Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect.

To date, we have financed our operations through a mix of equity investments from private and public investors, the incurrence of debt, grant funding and revenues from our various collaboration agreements, and we expect to continue to finance our operations through equity investments from public investors for the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all.

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

Our limited operating history as a clinical stage company may hinder our ability to successfully meet our objectives.

We were formed in August 2000 and, since that time our focus has been on discovery of Anticalin®-brand drug candidates. We are currently conducting clinical development of PRS-080, and are continuing preclinical development of PRS-060 and PRS-343 as well as other drug candidates, and are also exploring additional indications that may be suitable for Anticalin-brand drug therapeutics, primarily immuno-oncology candidates. Our drug candidates are in early stages of development, have not obtained marketing approval, have never generated any revenue from sales and will require extensive testing before commercialization. We have limited operating experience with respect to clinical-stage operations and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. In addition, the early-stage nature of our drug development operations can only provide limited operating results upon which you can evaluate our business and prospects.

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

Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Our reporting currency is the U.S. dollar, however, 54% of our operating expenses and all of our revenues come from operations outside of the United States. As such, the financial statements are translated for reporting purposes as follows: (1) asset and liability accounts at year-end rates, (2) income statement accounts at weighted average exchange rates for the year and (3) stockholders’ equity accounts at historical rates. Corresponding translation gains or losses are recorded in stockholders’ equity.

As we realize upon our strategy to expand internationally, our exposure to currency risks will increase. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar will affect our revenues and expenses and could result in exchange losses in any given reporting period.

We incur currency transaction risks whenever we enter into either a purchase or a sale transaction using a different currency other than the U.S. dollar, our functional currency, in particular our arrangements for the purchase of supplies or licensing and collaboration agreements with partners outside of the United States. In such cases we may suffer an exchange loss because we do not currently engage in currency swaps or other currency hedging strategies to address this risk.

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

Health and safety regulations in the United States, Germany, and Australia and in the countries where our technology and potential products are licensed or sold may prevent the sale or use of our technology or products in the future.

We are subject to a variety of regulations regarding worker health and safety in the United States, Germany, Australia and in the countries where our technology and potential products are licensed or sold. Because our technology and potential products may frequently involve the manufacture or use of certain chemical or biological compounds, we are required to certify their safety for industrial use and development in a variety of countries and contexts. As there has not been sufficient testing to determine the long-term health and environmental risks of all of the materials used in the production of Anticalin® drug candidates and any future products, future regulations may ban the use of our products due to the potential risk they pose to workers or may limit the use of our drug candidates in research and commercial settings. Any such regulations may have a substantial negative impact on our business and revenues, and may cause our business to fail. Because we cannot guarantee the long-term safety of use or exposure to materials used during development or manufacture of our products, we may face liability for health risks or harms caused as a result of developing, manufacturing or other processes that use such materials. Any such claims may have a negative impact on our revenues and may prove substantially disruptive to our business in the future.

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

We may be limited in our use of our net operating loss carryforwards.

As of December 31, 2015, we had net operating loss carryforwards of approximately $6.0 million that may be used to reduce our future U.S. federal income tax liabilities, if we become profitable on a federal income tax basis. If unused, these tax loss carryforwards will begin to expire between 2018 and 2035. Our ability to use these loss carryforwards to reduce our future U.S. federal income tax liabilities could also be lost if we were to experience more than a 50% change in ownership within the meaning of Section 382(g) of the Internal Revenue Code of 1986, as amended. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected.

As of December 31, 2015, we had net operating loss carryforwards of German corporate income tax of $5.9 million and net operating loss carryforwards of German corporate trade tax of $5.7 million that may be used to reduce our future taxable income in our German jurisdiction. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) $1,090,600 plus 60% of the exceeding taxable income and trade profit of such period. Also, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.

As a result of the ownership change Pieris GmbH experienced from the Acquisition and Private Placement in December 2014, we believe that it is more likely than not that future use of the net operating loss carryforwards that existed prior to the Acquisition may be limited significantly or forfeited entirely. Accordingly, we have written off $33.9 million and $22.9 million of corporate income tax loss carryforwards in the German jurisdiction for the 2015 and 2014 periods, respectively. Trade tax loss carryforwards written off in the German jurisdiction were $33.9 million and $21.6 million for the 2015 and 2014 periods, respectively.

Additional reorganizational or ownership changes could limit the use of our existing net operating loss carryforwards in any of our jurisdictions or cause us to forfeit additional loss carryforwards in the future.

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

We are also vulnerable to accidents, electrical blackouts, labor strikes, terrorist activities, war and natural disasters and other events beyond our control, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of any such events and do not have an applicable recovery plan in place. Except for our operations in Germany, where we have business interruption insurance against losses or damages resulting from fire, we do not carry other business interruption insurance that would compensate us for actual losses from interruptions of our business that may occur, and any losses or damages incurred by us could cause our business to materially suffer.

There could be an adverse change or increase in the laws and/or regulations governing our business.

We are subject to various laws and regulations in different jurisdictions, and the interpretation and enforcement of laws and regulations are subject to change. We are also subject to different tax regulations in each of the jurisdictions where we conduct our business or where our management is located. We expect the scope and extent of regulation in the jurisdictions in which we conduct our business, or where our management is located, as well as regulatory oversight and supervision, to generally continue to increase. There can be no assurance that future regulatory, judicial and legislative changes in any jurisdiction will not have a material adverse effect on us or hinder us in the operation of its business.

Risks Related to the Discovery and Development of Our Drug Candidates

We are heavily dependent on the successful development of our drug candidates and programs and we can not be certain that we will receive regulatory approvals or be able to successfully commercialize our products even if we receive regulatory approvals.

We currently have no products that are approved for commercial sale. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our lead drug candidates, our 300-Series programs, particularly PRS-343, PRS-080, PRS-060, as well as our other programs. We completed dosing of healthy volunteers in a Phase Ia clinical trial with PRS-080 in June 2015 and PRS-060 is in preclinical development. We are also conducting preclinical experiments on a number of 300-Series lead candidates. All of our other drug candidates are in the discovery or early preclinical stage. Accordingly, our business is currently substantially dependent on the successful development, clinical testing, regulatory approval and commercialization of PRS-080, PRS-060 and our 300-Series programs, which may never occur.

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

Clinical testing of PRS-060 and our 300-Series programs, including PRS-343, has not yet commenced, and the results of any future preclinical studies or clinical trials of PRS-060 and our 300-Series programs, if unsuccessful, could lead to our abandonment of the development of those drug candidates as well. If studies of these drug candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects would be substantially harmed.

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

We have also entered into license and partnership arrangements, such as with Allergan Inc., or Allergan, Daiichi Sankyo Company Limited, or Daiichi Sankyo, Sanofi Group (formerly Sanofi-Aventis and Sanofi-Pasteur SA), or Sanofi, Cadila Healthcare Limited (Zydus Cadila), or Zydus, Strides Arcolab Limited, or Stelis, and F.Hoffmann—La Roche Ltd., or Roche, relating to certain of our drug candidates, and may continue to do so in the future. Under certain of such arrangements, the development of those drug candidates has been, or in the future may be, conducted wholly by such partners or any third parties with which the partners contract. As a result, we have not been or may not be closely involved with or have any control over those development activities. Although certain of such partners have provided information regarding those drug candidates and the related preclinical studies conducted to date, including certain data that is included in this Annual Report on Form 10-K, we have not received and do not yet have access to comprehensive information regarding those development activities, including the raw data from the studies that have been conducted, information regarding the design, procedural implementation and structure and information regarding the manufacture of the drug candidates used in the studies. Because we have had no input on the development to date of these drug candidates, we may discover that all or certain elements of the trials and studies our partners have performed have not been, or may not in the future be, in compliance with applicable regulatory standards or have otherwise been or may be deficient, and that advancement of the development of these drug candidates on the basis of those trials and studies is not warranted.

Further, the majority of our development activities for each of our drug candidates to date, including our Phase I clinical trial with PRS-080 in healthy volunteers, which was conducted in Germany, have been or are being conducted outside the United States, primarily in Europe as well as in Australia, and we may conduct some of our future development activities in other countries or regions. As a result, although those studies may meet the standards of certain applicable foreign regulatory bodies, the structure and design of those clinical trials and preclinical studies may not meet applicable U.S. Food and Drug Administration, or FDA, standards to allow immediate further development of those drug candidates in the United States, and also may not meet the standards of the applicable regulatory authorities in foreign countries in which we desire to pursue marketing approval for these drug candidates.

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

Biopharmaceutical product development is generally a highly speculative undertaking and by its nature involves a substantial degree of risk. Our specific line of business, the discovery of Anticalin®-brand drug therapeutics for patients with a variety of diseases and conditions, such as anemia, asthma and cancer, is an emerging field, and the scientific discoveries that form the basis for our efforts to develop drug candidates are relatively new. Further, the scientific evidence to support the feasibility of developing drug candidates based on those discoveries is both preliminary and limited. In contrast with companies who focus on more traditional drug classes, such as antibodies and small molecules, we believe we are the first, if not the only company, to work with Anticalin-brand drug therapeutics and work to advance these to a clinical stage of development. We are not aware of any company that has successfully developed and obtained approval for a drug based on Anticalin proteins. As a result, identifying drug targets based in part on their suitability with Anticalin-brand drug therapeutics, which is a fundamental aspect of our business approach, may not lead to the discovery or development of any drugs that successfully treat patients with the diseases and conditions we intend to target. Moreover, the lack of successful precedents in the development of Anticalin proteins could result in added complexities or delays in our development efforts. The failure of the scientific underpinnings of our business model to produce viable drug candidates would substantially harm our operations and prospects.

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

We completed dosing of healthy volunteers in the clinical Phase Ia trial for PRS-080 in June 2015, and are planning to initiate clinical trials for PRS-060 as early as the first quarter of 2017. We may however experience delays in pursuing those or any other clinical trials, and any planned clinical trials may not begin on time, may require redesign, may not enroll sufficient healthy volunteers or patients in a timely manner, and may not be completed on schedule, if at all.

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

The review processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable. If we are unable to obtain approval for our drug candidates from applicable regulatory authorities, we will not be able to market and sell those drug candidates in those countries or regions and our business could be substantially harmed.

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

The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, PRS-080, PRS-060, our 300-series programs, our discovery stage programs, or any other drug candidates we may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.

In order to market and sell our products in any jurisdiction, we or our third party collaborators must obtain separate marketing approvals in that jurisdiction and comply with its regulatory requirements. The review and approval procedures can vary drastically among jurisdictions, and each jurisdiction may impose different testing and other requirements to obtain and maintain marketing approval. Further, the time required to obtain those approvals, if any, may differ substantially among jurisdictions. In addition, in many countries or regions outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country or region. Moreover, approval by the FDA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or regions. As a result, the ability to market and sell a drug candidate in more than one jurisdiction can involve significant additional time, expense and effort, and would subject us and our collaborators to the numerous and varying post-approval requirements of each jurisdiction governing commercial sales, manufacturing, pricing and distribution of our drug candidates. We or any third parties with whom we may collaborate may not have the resources to pursue those approvals, and we or they may not be able to obtain any approvals that are pursued. The failure to obtain marketing approval for our drug candidates in foreign jurisdictions could severely limit their potential market and ability to generate revenue.

In addition, even if we were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve prices we may propose to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate. Any of the foregoing circumstances could materially harm the commercial prospects for our drug candidates.

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

We have no experience in drug formulation or manufacturing. We do not currently have, nor do we plan to acquire, the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our preclinical and clinical drug supplies for use in the conduct of our preclinical studies and clinical trials or commercial quantities of any drug candidates that may obtain regulatory approval. Therefore, we lack the resources and expertise to formulate or manufacture our own drug candidates. We have entered into agreements with third-party manufacture contractors, or CMOs, for the clinical-stage manufacture of certain of our drug candidates, including PRS-080. We plan to enter into agreements with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our current and future clinical trials and/or commercial sales. We intend to establish or continue those relationships for the supply of our drug candidates, however, there can be no assurance that we will be able to retain those relationships on commercially reasonable terms, if at all. If we are unable to maintain those relationships, we could experience delays in our development efforts as we locate and qualify new CMOs. If any of our current drug candidates or any drug candidates we may develop or acquire in the future receive regulatory approval, we will rely on one or more CMOs to manufacture the commercial supply of such drugs.

Our reliance on a limited number of CMOs exposes us to the following risks:

•	We may be unable to identify manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited Following BLA approval, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after their receipt of FDA approval, if any.

•	Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical needs and commercial needs, if any.

•	Our future contract manufacturers may not perform as contractually agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA, and corresponding state agencies to ensure strict compliance with current good manufacturing practices, or cGMP, regulations and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological advances. In addition, the competition in the anemia, asthma and cancer markets is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, fully integrated pharmaceutical or biotechnology companies, smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, and other public and private research organizations.

There are several third party drug candidates that could be competitive with drug candidates in our pipeline.

Drug candidates interfering with hepcidin function and thus competing with PRS-080 include those that are being developed by Noxxon (NOX-H94), Lilly (LY-2787106, LY-2928057), Ferrumax (FMX-8), ISIS/Xenon (XEN701), and Alnylam (ALN-HPN). Drug candidates interfering with the function of type 2 helper T cells, or Th2, the biological pathway for PRS-060, and thus competing with PRS-060, include those that are being developed by Sanofi/Regeneron (dupilimab), Roche/Genentech (lebrikizumab), Astra-Zeneca (tralokizumab, benralizumab), GSK (mepolizumab) and Teva (reslizumab). Drugs targeting immunomodulatory targets and thus competing with our 300-Series programs include those that are currently marketed by Bristol- Myers Squibb (Yervoy/ipilimumab, Opdivo/ nivolumab) and Merck (Keytruda/pembrolizumab) and drug candidates are developed by Bristol -Myers Squibb (Urelumab / anti-CD137; anti-LAG3; Anti-CD40; Lirilumab/ anti-KIR), Roche / Genentech (MPDL3280A/anti- PDL-1; RG7888 /anti-Ox40), Merck Serono (Avelumab / anti-PDL-1) and AstraZeneca (MEDI4736 / anti-PDL-1; MEDI0680 / anti-PD-1; MEDI6469/ Ox-40; tremelimumab/anti-CTLA-4). Drug candidates targeting cMet and thus competing with PRS-110 include those that are being developed by Roche / Genentech (MetMab), Eli Lilly (LY2875359) and Abbvie (ABT700). For additional information about our third party drug candidates which could be competitive with the drug candidates in our pipeline, see “Business—Competition.”

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

Established pharmaceutical companies may invest heavily to accelerate discovery and development of or in-license novel compounds that could make our drug candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, EMA or other regulatory approval, or discovering, developing and commercializing medicines before we do, which would have a material adverse effect on our business and ability to achieve profitability from future sales of our approved drug candidates, if any. For additional information about our competitors, please see “Business—Competition.”

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the clinical testing and commercialization of products we develop on our own or with collaborators. We do not currently carry general product liability insurance. We have put in place applicable product liability insurance, covering us as sponsor and the investigators involved in our Phase Ia clinical trial of PRS-080 in healthy volunteers, in an amount of up to the lesser of €0.5 million ($0.6 million) per enrolled subject or €10 million ($12.1 million) for the Phase Ia clinical trial in its entirety. In the future, we will seek to obtain similar insurance coverage with respect to any future clinical trials of our other drug candidates, such as PRS-060 and our 300-Series programs, but we may not be able to obtain the levels of coverage desired on acceptable terms, or at all. If we do secure product liability insurance, we may subsequently determine that additional amounts of coverage would be desirable at later stages of clinical development of our drug candidates or upon commencing commercialization of any drug candidate that obtains required approvals, but we may not be able to obtain such additional coverage amounts when needed on acceptable terms, or at all. Unless and until we obtain such insurance, we would be solely responsible for any product liability claims relating to our preclinical and clinical development activities. Further, even after any such insurance coverage is obtained, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by any insurance policies we may then have or that is in excess of the limits of our insurance coverage. We would be required to pay any amounts awarded by a court or negotiated in a settlement that exceed the coverage limitations or that are not covered by any product liability insurance we may obtain, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

In addition, our ability to manage our growth effectively will hinge upon our ability to expand, train, manage and motivate our employees. As of March 23, 2016, we have 38 full-time employees and one part-time employee. As our development and commercialization plans and strategies develop, these demands may also require the hiring of additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other personnel.

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

We may make future acquisitions that could disrupt our business, cause dilution to our stockholders and harm our financial condition and operating results.

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

The strength of patents in the biotechnology and pharmaceutical fields can be uncertain and involve complex legal and scientific questions. No consistent policy regarding the breadth of claims allowed in patents has emerged to date in the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced, or that the scope of any patent rights could provide a sufficient degree of protection that could permit us to gain or keep our competitive advantage with respect to these products and technologies. For example, we cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to make, use, sell, offer to sell or import competitive products without infringing our patents;

•	if and when patents will be issued;

•	whether or not others will obtain patents claiming inventions similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings (e.g. at the United States Patent and Trademark Office, or the USPTO, or the European Patent Office, or the EPO) in connection with patent rights, which may be costly whether we win or lose.

As a result, the patent applications we own or license may fail to result in issued patents in the United States or in foreign countries. Third parties may challenge the validity, enforceability or scope of any issued patents we own or license or any applications that may issue as patents in the future, which may result in those patents being narrowed, invalidated or held unenforceable. Even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from developing similar products that do not fall within the scope of our patents. If the breadth or strength of protection provided by the patents we hold or pursue is threatened, our ability to commercialize any drug candidates with technology protected by those patents could be threatened. Further, if we encounter delays in our clinical trials, the period of time during which we would have patent protection for any covered drug candidates that obtain regulatory approval would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain at the time of filing that we are the first to file any patent application related to our drug candidates.

While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend our patent exclusivity for our drug candidates, the applicable patents may not meet the specified conditions for eligibility for any such term extension and, even if eligible, we may not be able to obtain any such term extension. Further, because filing, prosecuting, defending and enforcing patents in multiple jurisdictions can be expensive, we may elect to pursue patent protection relating to our drug candidates in only certain jurisdictions. As a result, competitors would be permitted to use our technologies in jurisdictions where we have not obtained patent protection to develop their own products, any of which could compete with our drug candidates.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery platform and drug development processes that involve proprietary know-how, information or technology that is not covered by patents or not amenable to patent protection. Although we require all of our employees and certain consultants and advisors to assign inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, our trade secrets and other proprietary information may be disclosed or competitors may otherwise gain access to such information or independently develop substantially equivalent information. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant difficulty in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the trade secrets and other intellectual property related to our technologies to third parties, we may not be able to establish or maintain the competitive advantage that we believe is provided by such intellectual property, which could materially adversely affect our market position and business and operational results.

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

There may be third-party patents of which we are currently unaware with claims that cover the use or manufacture of our drug candidates or the practice of our related methods. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our drug candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our drug candidates infringes upon one or more claims of these patents. If our activities or drug candidates infringe the patents or other intellectual property rights of third parties, the holders of such intellectual property rights may be able to block our ability to commercialize such drug candidates or practice our methods unless we obtain a license under the intellectual property rights or until any applicable patents expire or are determined to be invalid or unenforceable.

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

Third parties may also hold intellectual property, including patent rights that are important or necessary to the development of our drug candidates, in which case we would need to obtain a license from that third party or develop a different formulation of the product that does not infringe upon the applicable intellectual property, which may not be possible. Additionally, we may identify drug candidates that we believe are promising and whose development and other intellectual property rights are held by third parties. In such a case, we may desire to seek a license to pursue the development of those drug candidates. Any license that we may desire to obtain or that we may be forced to pursue may not be available when needed on commercially reasonable terms or at all. Any inability to secure a license that we need or desire could have a material adverse effect on our business, financial condition and prospects.

The patent protection covering some of our drug candidates may be dependent on third parties, who may not effectively maintain that protection.

While we expect that we will seek to gain the right to fully prosecute any patents covering drug candidates we may in-license from third-party owners, it is possible that the platform technology patents that cover our drug candidates remain controlled by our licensors. Similarly, some of our future licensing partners may retain the right, or may seek the rights, to prosecute patents covering the drug candidates we license to them and we may grant such rights to those partners for business reasons. If such third parties fail to appropriately maintain that patent protection, we may not be able to prevent competitors from developing and selling competing products or practicing competing methods and our ability to generate revenue from any commercialization of the affected drug candidates may suffer.

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

Competitors may infringe our patents or the patents of our current or potential licensors. To attempt to stop infringement or unauthorized use, we may need to enforce one or more of our patents, which can be expensive and time-consuming and distract management.

If we pursue any litigation, a court may decide that a patent of ours or any of our licensors’ is not valid or is unenforceable, or may refuse to stop the other party from using the relevant technology on the grounds that our patents do not cover the technology in question. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, which could reduce the likelihood of success of, or the amount of damages that could be awarded resulting from, any infringement proceeding we pursue in any such jurisdiction. An adverse result in any infringement litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing, which could limit our ability to exclude competitors from directly competing with us in those jurisdictions.

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

If we are unsuccessful in obtaining or maintaining patent protection for intellectual property in development, our business and competitive position would be harmed.

We are seeking patent protection for certain of our technology and drug candidates. Patent prosecution is a challenging process and is not assured of success. If we are unable to secure patent protection for our technology and drug candidates, our business may be adversely impacted.

In addition, issued patents and pending applications require regular maintenance. Failure to maintain our portfolio may result in loss of rights that may adversely impact our intellectual property rights, for example by rendering issued patents unenforceable or by prematurely terminating pending applications.

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

Many of our employees work in Germany and are subject to German employment law. Ideas, developments, discoveries and inventions made by such employees and consultants are subject to the provisions of the German Act on Employees’ Inventions (Gesetz über Arbeitnehmererfindungen), which regulates the ownership of, and compensation for, inventions made by employees. We face the risk that disputes can occur between us and such employees or ex-employees pertaining to alleged non-adherence to the provisions of this act that may be costly to defend and take up our management’s time and efforts whether we prevail or fail in such dispute. In addition, under the German Act on Employees’ Inventions, certain employees retained rights to patents they invented or co-invented prior to 2009. Although most of these employees have subsequently assigned their interest in these patents to us, there is a risk that the compensation we provided to them may be deemed to be insufficient and we may be required under German law to increase the compensation due to such employees for the use of the patents. In those cases where employees have not assigned their interests to us, we may need to pay compensation for the use of those patents. If we are required to pay additional compensation or face other disputes under the German Act on Employees’ Inventions, our results of operations could be adversely affected.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified personnel. We are highly dependent on our management, scientific and medical personnel, especially Stephen S. Yoder, our Chief Executive Officer and President, whose services are critical to the successful implementation of our drug candidate development, our business development and partnerships, and our regulatory and commercialization strategies. Further, as our approach is built in part upon the drug discovery and development experience of our drug development team, which we believe is a significant contributor to our competitive advantage, we are dependent on the maintenance and growth of that team with qualified members containing high levels of expertise in specific scientific fields. We currently have 39employees, and we may in the future hire additional employees for research and development or general and administrative activities.

We are not aware of any present intention of any of our executive officers or other members of our senior management team to leave our company, but our industry tends to experience a high rate of turnover of management personnel and our employees are generally able to terminate their relationships with us on short notice. Pursuant to German employment law, our employment arrangements with employees of Pieris GmbH are governed by employment contracts which provide certain defined terms for either party to terminate the employment relationship.

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

In contrast, in Germany, there is no analogous doctrine of “employment at will”. By law, German employees must have written employment contracts that reflect the key aspects of the employment relationship. Our relations between German employers and employees are extensively regulated under German labor and employment laws and regulations. German employees enjoy, in particular, special protection against dismissals provided the employee has been employed by a company for more than six months and such company employs more than 10 employees.

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

In this regard, if we downsize Pieris for any reason and fail to adhere to the complex requirements articulated by the employee protection law, we could face legal actions brought by affected employees or former employees, and, as a result, we may incur operational or financial losses and the attention of our executive officers may be distracted from managing our business.

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

In addition, the stock market in general, and the stocks of small-cap biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In addition, other biotechnology companies or our competitors’ programs could have positive or negative results that impact their stock prices and their results or stock fluctuations could have a positive or negative impact on our stock price regardless of whether such impact is direct or not. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse impact on the market price of our common stock.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 of the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks in accordance with the provisions of Rule 15g-9; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased, provided that any such purchase shall not be effected less than two business days after the broker or dealer sends such written agreement to the investor.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, subject to certain exceptions. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and to obtain attestations of the effectiveness of internal controls by independent auditors. However, as discussed in detail below, as an emerging growth company, we are not required to obtain an auditor attestation. As a private company, we were not subject to requirements to establish, and did not establish, internal control over financial reporting and disclosure controls and procedures prior to the Acquisition. Our management team and Board of Directors will need to devote significant efforts to maintaining adequate and effective disclosure controls and procedures and internal control over financial reporting in order to comply with applicable regulations, which may include hiring additional legal, financial reporting and other finance and accounting staff. Additionally, any of our efforts to improve our internal controls and design, implement and maintain an adequate system of disclosure controls may not be successful and will require that we expend significant cash and other resources.

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

We have had material weaknesses in our internal control over financial reporting in the past. Although such weaknesses have been remediated, we cannot assure you that we will be successful in remediating any material weaknesses in our internal control over financial reporting in the future. Any failure to implement and document new and more precise monitoring controls or to implement organizational changes including skillset enhancements through resource changes or education to improve detection and communication of financial misstatements across all levels of the organization could result in additional material weaknesses, result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which in turn could cause the trading price of our common stock to decline.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Prior to the closing of the Acquisition, we were deemed a “shell company” under applicable SEC rules and regulations because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under that rule are not permitted unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than Form 8-K reports. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline.

If we issue additional shares of our capital stock in the future, our existing stockholders will be diluted.

Our Amended and Restated Articles of Incorporation authorize the issuance of up to 300,000,000 shares of our common stock and up to 10,000,000 shares of preferred stock with the terms, limitations, voting rights, relative rights and preferences and variations of each series that our Board of Directors may determine from time to time. Upon the closings of the private placement of our common stock on December 17, 18 and 23, 2014, we issued an aggregate of 6,779,510 shares of our common stock, with the private placement, we issued 542,360 shares of common stock issuable upon exercise of common stock purchase warrants issued to the placement agents thereof and their designees, and in connection with public offering in July 2015 we issued an aggregate of 10,302,736 shares of our common stock. During the year 2015 we issued an aggregate of 245,765 shares of our common stock to consultants in exchange for their services under several contracts. Possible business and financial uses for our authorized capital stock include, without limitation, equity financing, future stock splits, acquiring other companies, businesses or products in exchange for shares of our capital stock, issuing shares of our capital stock to partners or other collaborators in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plan, or other transactions and corporate purposes that our Board of Directors deems are in the interests of our company. Additionally, issuances of shares of our capital stock could have the effect of delaying or preventing changes in control or our management. Any future issuances of shares of our capital stock may not be made on favorable terms or at all, they may have rights, preferences and privileges that are superior to those of our common stock, and may have an adverse effect on our business or the trading price of our common stock. The issuance of any additional shares of our common stock will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. Additionally, any such issuance will reduce the proportionate ownership and voting power of all of our current stockholders.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2015, a total of 39,833,023 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plan will be eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

The resale of shares covered by our effective resale registration statement could adversely affect the market price of our common stock in the public market, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional equity capital. We filed a registration statement with the SEC, which was declared effective on May 11, 2015, to register the resale of 27,321,870 shares of our common stock, which represents all of the shares of our common stock issued and sold in our private placement consummated in December 2014, shares of our common stock issued to former stockholders of Pieris GmbH in connection with the closing of the Acquisition on December 17, 2014, and shares of common stock issuable upon exercise of common stock purchase warrants issued in connection with the closings of the private placement in December 2014. Such shares represented approximately 69% of our outstanding shares of common stock as of March 23, 2016. The resale registration statement permits the resale of these shares at any time without restriction. The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the resale registration statement, we may continue to offer shares covered by the resale registration statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

Even after giving effect to the funds raised in the past, we expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

Pursuant to our 2014 Employee, Director and Consultant Equity Incentive Plan, or the Pieris Plan, we are authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 3,200,000 shares of our common stock and, as of December 31 2015, we have granted options to purchase 2,707,329 shares of our common stock. The Pieris Plan also includes an “evergreen” provision which provides that the number of shares of our common stock reserved for issuance under the Pieris Plan shall be automatically increased on January 1 of each of year by the lesser of (i) 1,000,000 shares, (ii) 4% of the number shares of our common stock outstanding on such date, and (iii) such other amount determined by the Board of Directors. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

These anti-takeover provisions, including those noted above, could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. See “Description of Capital Stock”.

Our Amended and Restated Articles of Incorporation designates the Eighth Judicial District Court of Clark County, Nevada, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and therefore limit our stockholders’ ability to choose a forum for disputes with us or our directors, officers, employees or agents.

Our Amended and Restated Articles of Incorporation provide that, to the fullest extent permitted by law, and unless we consent to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada shall be the sole and exclusive forum for any (i) derivative action or proceeding brought in the name or right of the corporation or on its behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to the corporation or any of our stockholders, (iii) any action arising or asserting a claim arising pursuant to any provision of Chapters 78 or 92A of the Nevada Revised Statutes or any provision of our articles of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our articles of incorporation or bylaws or (v) any action asserting a claim governed by the internal affairs doctrine. Our Amended and Restated Articles of Incorporation further provide that any person purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed, to the fullest extent permitted by law, to have notice of and consented to the foregoing provision.

We believe the choice-of-forum provision in our Amended and Restated Articles of Incorporation will help provide for the orderly, efficient and cost-effective resolution of Nevada-law issues affecting us by designating courts located in the State of Nevada (our state of incorporation) as the exclusive forum for cases involving such issues. However, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it believes to be favorable for disputes with us or our directors, officers, employees or agents, which may discourage such actions against us and our directors, officers, employees and agents. While there is no Nevada case law addressing the enforceability of this type of provision, Nevada courts have on prior occasion found persuasive authority in Delaware case law in the absence of Nevada statutory or case law specifically addressing an issue of corporate law. The Court of Chancery of the State of Delaware ruled in June 2013 that choice-of-forum provisions of a type similar to those included in our Amended and Restated Articles of Incorporation are not facially invalid under corporate law and constitute valid and enforceable contractual forum selection clauses. However, if a court were to find the choice-of-forum provision in our Amended and Restated Articles of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

The elimination of personal liability of our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Amended and Restated Articles of Incorporation eliminate to the furthest extent permitted under Nevada law the personal liability of our directors and officers to us, our stockholders and creditors for damages as a result of any act or failure to act in his or her capacity as a director or officer. Further, our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws and individual indemnification agreements that we have entered with each of our directors and officers provide that we are obligated to indemnify, subject to certain exceptions, each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, to advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for such damages, even if such actions might otherwise benefit our stockholders.

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

As a public company listed on the NASDAQ Capital Market, and particularly if and after we cease to be an “emerging growth company” or a “smaller reporting company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company and that we did not incur prior to the listing of our common stock on the NASDAQ Capital Market, including costs associated with public company reporting requirements. In addition, the rules and regulations of the SEC and the NASDAQ Capital Market impose numerous requirements on public companies, including requirements relating to our corporate governance practices and requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, with which we will now need to comply. Further, since we are subject to the Exchange Act, we are required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations, and our efforts and initiatives to comply with those requirements could be expensive. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically in recent years. We are unable currently to estimate these costs with any degree of certainty.

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

We lease 1,414 square meters of office and laboratory space in Freising, Germany. This lease may be terminated by either party subject to an 8-month notice period, provided, however, that such period must finish at the end of a quarter and, if not, the notice period will be extended to the following quarter-end. We lease 3,950 square feet of office space in Boston, MA under a sublease that houses our executive offices and certain administrative functions. This sublease shall expire on February 27, 2022 or such earlier date pursuant to the termination provisions of the Sublease Agreement. We believe that our facilities are sufficient to meet our needs and will look for suitable additional space as and when needed.

Item 3.	LEGAL PROCEEDINGS

Arbitration Proceeding with Technische Universität München

On March 20, 2014, Pieris instituted arbitration proceedings, or the TUM Arbitration, against Technische Universität München, or Munich Technical University and hereafter TUM, to address issues regarding the calculation of payments due from Pieris to TUM under Pieris’s Research and Licensing Agreement with TUM, as amended, or the TUM License Agreement. Pursuant to the terms of the TUM License Agreement, the arbitration is proceeding in Munich, Germany and governed by German law, in accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit, or DIS.

On July 4, 2003, or the Effective Date, Pieris and TUM entered into the TUM License Agreement, as superseded and replaced on July 26, 2007, under which TUM has exclusively licensed, or in some cases assigned, to Pieris certain intellectual property and know-how that has become part of the Anticalin® proprietary technologies. In return, Pieris agreed to pay to TUM certain undisclosed annual license fees, milestones and royalties for its own proprietary drug development and sales, as well as an undisclosed variable fee as a function of out-licensing revenues, or the Out-License Fee, where such Out-License Fees are creditable against annual license payments to TUM.

As required by the TUM License Agreement, Pieris provided to TUM its calculation of the Out-License Fee owed by Pieris to TUM for the period beginning on the Effective Date and ending on December 31, 2012, the Dispute Period, in the amount of $0.4 million excluding value-added tax. TUM has asserted that, under the TUM License Agreement, the Out-License Fee due to TUM for the Dispute Period amounts to $3.4 million excluding value-added tax in the aggregate and has threatened to terminate the TUM License Agreement if the Out-License Fee is not paid. We believe that if TUM sought to terminate the license agreement for cause as a result of this dispute, it would potentially face wrongful termination claims for substantial damages if the arbitral tribunal in the TUM Arbitration sides with Pieris in its final decision regarding the proper amount of the Out-License Fee. We commenced the TUM Arbitration to request that the arbitration tribunal hold that our calculation of the payments owed to TUM is accurate and shall govern all current and future payments due in respect of the Out-License Fee under the TUM License Agreement.

On November 19, 2015, we received notification from the DIS of the arbitration tribunal’s award. In its award, as corrected on January 25, 2016, the tribunal dismissed the Company’s request for declaratory judgment and granted TUM’s counterclaim in an amount of only €0.9 million ($0.9 million), of which, $0.6 million is recorded as research and development expense in the consolidated statement of operations for the 2015 period due to a previous liability of $0.3 million recorded for the arbitration settlement as of December 31, 2014. Interest expense of $0.2 million was also included in the settlement and is recorded in the consolidated statement of operations as interest expense, net. The tribunal dismissed the remainder of TUM’s counterclaim.

The Tribunal also ruled that TUM must reimburse us in the amount of €0.1 million ($0.1 million) for legal fees incurred and dismissed TUM’s claim for reimbursement of its costs. We have decided not to challenge the award and paid the amount as calculated by the arbitration tribunal. The deadline for filing a motion to set aside the award expired on February 15, 2016.

As of the date of this Annual Report on Form 10-K, we are not currently involved in any material legal proceedings. However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Capital Market under the symbol “PIRS.” On June 30, 2015 our common stock began trading on the Nasdaq Capital Market. Our common stock was first publicly traded on the OTC Markets, OTCPink tier of the OTC Markets Group, Inc commencing on January 28, 2015. The following table sets forth, for the periods indicated, the high and low closing bid quotations for our common stock, as reported by NASDAQ, since the common stock commenced public trading:

	Common Stock
	High		Low
Year Ended December 31, 2015:
First Quarter	$3.25		$2.75
Second Quarter	$4.40		$2.00
Third Quarter	$3.70		$1.74
Fourth Quarter	$3.08		$1.54

Year Ended December 31, 2014:
First Quarter		(1)		(1)
Second Quarter		(1)		(1)
Third Quarter		(1)		(1)
Fourth Quarter	$2.60		$0.25

(1)	There was no market for our common stock during this period.

Stockholders

As of March 20, 2016, there were 148 stockholders of record of our common stock.

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

Unregistered Sales of Securities

On August 17, 2015, the Company issued an option grant to Louis A. Matis, M.D., its Chief Development Officer, as a new hire inducement grant pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act. Dr. Matis’s option grant is for the purchase of an aggregate of 500,000 shares of Common Stock at a price per share of $3.36 subject to his continued employment with the Company.

On November 20, 2015, we entered into a letter agreement, pursuant to which we issued 68,493 shares of our common stock to an advisor, in exchange for certain consulting and other services. The shares issued in connection with consulting agreement were deemed to be exempt from registration in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

None.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K. You should review the disclosure under the heading “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biotechnology company that discovers and develops Anticalin® based drugs to target validated disease pathways in a unique and transformative way. Our pipeline includes immune-oncology multi-specifics tailored for the tumor micro-environment, an inhaled Anticalin to treat uncontrolled asthma and a half-life-optimized Anticalin to treat anemia. Proprietary to Pieris, Anticalins are a novel class of protein therapeutics validated in the clinic and by partnerships with leading pharmaceutical companies, which are naturally occurring low-molecular weight human proteins typically found in blood plasma and other bodily fluids.

Each of our development programs focus on the following:

•	300-Series oncology drug candidates are multispecific Anticalin®-based proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics that genetically link an antibody with one or more Anticalin proteins, thereby constituting a multispecific protein;

•	PRS-060 is a drug candidate that binds to the IL-4RA receptor, thereby inhibiting IL-4 and IL-13, two cytokines, small proteins mediating signalling between cells within the human body, known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases; and

•	PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. It has been designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease particularly in end-stage renal disease patients requiring dialysis.

Each of our programs are in varying stages of clinical or pre-clinical efforts:

•	300-Series lead candidates—We are conducting preclinical experiments on a number of 300-Series lead candidates including PRS-343. The compounds within these experiments aim to activate the immune system in the tumor microenvironment, with the goal of increasing efficacy and improving safety. In December 2015, we signed our first partnership under the immuno-oncology program with Roche;

•	PRS-080—In June 2015, we completed dosing of healthy volunteers in a Phase Ia clinical trial. In the trial, no dose-limiting toxicities were observed and a maximum tolerated dose was not reached. Detailed data was published on this study during the fourth quarter of 2015 and our safety profile was validated; and

•	PRS-060—Currently in preclinical development, and we intend to begin a Phase I clinical trial with this program in 2017.

Our core Anticalin® technology and platform was developed in Germany, and we have partnership arrangements with major multi-national pharmaceutical companies headquartered in the U.S., Europe and Japan and with regional pharmaceutical companies headquartered in India. These include existing agreements with Daiichi

Sankyo Company Limited (“Daiichi Sankyo”), Sanofi Group (formerly Sanofi-Aventis and Sanofi-Pasteur SA, “Sanofi”), and F.Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc. (“Roche”) pursuant to which our Anticalin platform has consistently achieved its development milestones. We have discovery and preclinical collaboration and service agreements with both academic institutions and private firms. We have also begun to establish a greater U.S. presence and take advantage of the U.S. capital markets, additional potential corporate partners, and the broad expertise found in the biotechnology industry in the United States.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. For the years ended December 31, 2015 and 2014, we reported net loss of $14.1 million and net income of $9.8 million, respectively. As of December 31, 2015, we had an accumulated deficit of $79.9 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the fiscal years ended December 31, 2015 and 2014 were primarily from license and collaboration agreements with our partners, and, to a lesser extent, from grants from government agencies.

A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. We may incur negative foreign currency translation changes as a result of changes in currency exchange rates.

Acquisition

On December 17, 2014, Pieris, Pieris GmbH and the former stockholders of Pieris GmbH entered into an Acquisition Agreement (“Acquisition Agreement”), and completed the Acquisition, pursuant to which the stockholders of Pieris GmbH contributed all of their equity interests in Pieris GmbH in exchange for shares of Pieris common stock, which resulted in Pieris GmbH becoming a wholly owned subsidiary of Pieris, which we refer to as the Acquisition.

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

At the closing of the Acquisition, Pieris issued an aggregate of 20,000,000 shares of its common stock to the former stockholders of Pieris GmbH in exchange for all of the outstanding shares (common and preferred) of Pieris GmbH’s capital stock.

In accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, section 805 entitled, “Business Combinations,” Pieris GmbH was considered the accounting acquirer in the Acquisition and accounted for the transaction as a capital transaction. Consequently, the assets and liabilities and the historical operations that will be reflected in our financial statements are those of Pieris GmbH and are be recorded at the historical cost basis of Pieris GmbH.

TUM Arbitration

Since March 20, 2014, the Company was in arbitration proceedings, or the TUM Arbitration, against Technische Universität München, or Munich Technical University and hereafter TUM, to address issues regarding the calculation of payments due from the Company to TUM under the TUM License Agreement. Under the agreement, TUM has exclusively licensed, or in some cases assigned, to Pieris GmbH certain intellectual property and know-how that has become part of the Anticalin® proprietary technologies. In return, Pieris GmbH agreed to pay to TUM certain annual license fees, milestones and royalties for its own proprietary drug development and sales, as well as a variable fee as a function of out-licensing revenues, or the Out-License Fee, where such Out-License Fee is creditable against annual license payments to TUM. As required by the agreement, Pieris GmbH provided to TUM its calculation of the Out-License Fee for the period beginning July 4, 2003 and ending on December 31, 2012 in the amount of $0.4 million excluding value-added tax. TUM has asserted that the Out-License Fee for this period amounts to €2.5 million ($3.0 million) excluding value-added tax and has threatened to terminate the license agreement if the Out-License Fee is not paid. We instituted arbitration to request confirmation that our calculation of the payments owed to TUM is accurate and will govern all current and future payments due in respect of the Out-License Fee under the agreement.

On November 19, 2015, the Company received notification from the arbitration tribunal of its award. In its award, as corrected on January 25, 2016, the tribunal dismissed the Company’s request for declaratory judgment and granted TUM’s counterclaim in an amount of €0.9 million ($0.9 million), plus interest expense of $0.2 million. The tribunal dismissed the remainder of TUM´s counterclaim. The Tribunal also ruled that TUM must reimburse us in the amount of €0.1 million ($0.1 million) for legal fees incurred and dismissed TUM’s claim for reimbursement of its costs.

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with Sanofi Group, or Sanofi, and Daiichi Sankyo Company Limited, or Daiichi Sankyo and, to a much lesser extent, grants from government agencies.

The revenues from Sanofi and Daiichi Sankyo have been comprised primarily of upfront payments, research and development services and milestone payments. We recognized revenues from upfront payments under these agreements on a straight-line basis over the required service period because we determined that the licenses to which the payments related did not have standalone value. Research service revenue is recognized when the costs are incurred and the services have been performed. Revenue from milestone payments is recognized when all of the following conditions are met: (1) the milestone payments are non-refundable, (2) the probability of the achievement of the milestone is near certain, (3) substantive effort on our part is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (5) a reasonable amount of time passes between the up-front license payment and the first milestone payment.

We expect our revenues for the next several years to consist of upfront payments, research funding and milestone payments from strategic collaborations we currently have or may establish in the future.

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. Our current development plans focus on three lead drug candidates: PRS-080, PRS-060 and 300-series. These programs consume a large proportion of our current, as well as projected, resources.

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

In 2016 we expect our research and development expenses to increase significantly as a result of continuing to further our drug candidates and programs.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, employee benefits, equity compensation, and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services.

Results of Operations

Comparison of Years Ended December 31, 2015 and December 31, 2014

The following table sets forth our revenues and operating expenses for the fiscal years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenues	$2,932	$5,365
Research and development expenses	(8,245)	(5,600)
General and administrative expenses	(8,368)	(6,963)
Other expense, net	(174)	(2,652)
Income tax provision	(204)	—

Net loss	$(14,059)	$(9,850)

Revenues

The following table provides a comparison of revenues for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
Upfront payments	$—	$473
Research and development services	5	877
Milestone payments	2,539	3,185
Grants and other revenues	388	830

Total	$2,932	$5,365

We did not record any revenues from upfront payments during the year ended December 31, 2015. The revenues from upfront payments recorded during the year ended December 31, 2014 were associated with payments from our collaboration partners. Revenues from research and development services decreased $0.9 million, from 2014 to 2015 due to the successful hand over of all collaboration projects in 2014. During the year ended December 31, 2014 we received research funding from collaboration partners for two collaboration projects.

Pieris recorded collaboration milestone payments of $2.5 million for the year ended December 31, 2015 compared to $3.2 million for the year ended December 31, 2014. The decrease relates to two development milestones achieved during the year ended December 31, 2015 compared to four development milestones achieved during the year ended December 31, 2014.

Pieris recorded $0.4 million in grant and other revenues for the year ended December 31, 2015 compared to $0.8 million in grant and other revenues during the year ended December 31, 2014. This decrease results from a higher reimbursement from the European Commission for PRS-080´s development during the last quarter of 2014.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31, 2015	Year Ended December 31, 2014
PRS-060	$532	$86
PRS-080	1,631	1,384
PRS-300 series	2,917	596
Other R&D activities	3,165	3,534

Total	$8,245	$5,600

Total research and development expenses were $8.2 million for the fiscal year ended December 31, 2015 as compared to $5.6 million for the fiscal year ended December 31, 2014.

The $2.6 million increase in total research and development expenses in the fiscal year ended December 31, 2015 compared to the fiscal year ended December 31, 2014 is primarily due to a $2.3 million increase for consulting expenses, labs supplies and personnel costs associated with our 300-Series programs in the fiscal year ended December 31, 2015. Our PRS-060 program increased $0.4 million due to increased preclinical efforts involving research studies. Our PRS-080 program increased by $0.2 million due to the Phase Ia clinical trial activity that began in late 2014, and was completed during 2015, as well as clinical manufacturing costs. Other R&D activities decreased by $0.3 million. Included in other R&D activities in the 2015 period is $0.9 million of license fees associated with the TUM license agreement offset by an estimated tax credit of $0.3 million attributable to 2015 R&D expenses incurred in Australia and an additional reduction of costs related to other projects, as we focused work on our major projects during 2015.

General and Administrative Expenses

General and administrative expenses were $8.4 million for the fiscal year ended December 31, 2015 as compared to $7.0 million for the fiscal year ended December 31, 2014. The increase of $1.4 million resulted primarily from a $1.1 million increase in investor relations expense, directors and officer insurance premiums, and board fees associated with being a public company. Personnel and travel related costs increased by $0.6 million, offset by a decrease of $0.6 million in lower consulting costs. Stock compensation expenses increased by $0.2 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. For the 2015 period an additional amount of $0.1 million is included for the estimated Massachusetts Net Worth Tax.

Interest Expense & Other Income (Expense), net

Other expense decreased to $0.2 million in the fiscal year ended December 31, 2015 from $2.7 million for the fiscal year ended December 31, 2014. This $2.5 million decrease results primarily from the conversion of the convertible bridge loan in late 2014 that we obtained in November 2012, into shares of common stock and relates to the beneficial conversion feature thereto in an amount of $2.2 million and $0.3 million in lower interest and other costs. The beneficial conversion feature was a nondetachable conversion feature which was in the money at the conversion date, since its effective exercise price was less than the current fair value of the share.

Other expenses, net in the 2015 period relate to the interest charge associated with the TUM arbitration settlement reached in the fourth quarter of 2015.

Liquidity and Capital Resources

Through December 31, 2015, we have funded our operations with $169.7 million of cash that has been obtained from the following main sources: $102.7 million from sales of equity; $6.5 million from loans; $14.2 million from grants from government agencies; and $46.4 million in total payments received under license and collaboration agreements, including $7.9 million for research and development services costs from Daiichi Sankyo and Sanofi. We expect that reimbursements of our development costs by Daiichi Sankyo and Sanofi will decline going forward, and we do not expect such reimbursements to be a significant source of funding in the future.

As of December 31, 2015, we had a total of $29.3 million in cash and cash equivalents. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at date of purchase, and consist of cash in operating accounts.

We have experienced operating losses since its inception and had a total accumulated deficit of $79.9 million as of December 31, 2015. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every year since inception including the year ended December 31, 2015. These losses have resulted in significant cash used in operations. During the fiscal years ended December 31, 2015 and 2014, our cash used in operations was $12.7 million and $5.1 million, respectively. We have several research and development programs underway in varying stages of development and we expect they will be continue to consume increasing amounts of cash for development, conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of our 300-Series, including PRS-343. PRS-080 and PRS-060 and our other product candidates, we expect the cash needed to fund operations to increase significantly over the next several years. We also expect to incur increased costs in connection with operating and growth as a public company.

In April 2014, we entered into a repayment agreement with tbg Technologie-Beteiligungs-Gesellschaft mbH (“TBG), the subsidiary of KfW Bank, Frankfurt (“KfW), regarding our repayment of our liabilities to TBG outstanding at December 31, 2013 in a total amount €1.2 million ($1.3 million). These liabilities were repaid during 2015 and as of December 31, 2015 there were no liabilities to TBG owed.

On December 17, 2014 we entered into a Securities Purchase Agreement, with the investors, providing for the issuance and sale to such investors of an aggregate of 6,779,510 shares of our common stock in the Private Placement for gross proceeds to us of $13.6 million. After deducting for placement agent and other fees and expenses, the aggregate net proceeds from the Private Placement were $12.0 million.

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

We cannot be sure that future funding will be available to us on acceptable terms, or adequate enough at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress for our 300-series programs, including PRS-343 and PRS-080 and PRS-060 could have a material adverse impact on our ability to raise additional capital.

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

Contractual Obligations

Leases

We lease office and laboratory space in Freising, Germany. The lease has a defined termination date which is the end of a notification period of eight months at the end of each quarter. On August 27, 2015 we entered into an Agreement of Sublease (the “Sublease Agreement”) with Berenberg Capital Markets LLC (the “Sublandlord”). Under the Sublease Agreement, the Sublandlord will sublease to us approximately 3,950 square feet in Boston, MA. The term of the lease shall expire on February 27, 2022. The Sublease Agreement provides for free rent for the first two months in addition to scheduled rent increases that are not dependent on future events.

Our policy is to record rent expense on a straight-line basis over the lease term period. As of December 31, 2015, we recognized rent expense in an amount of $18,399 under the Sublease Agreement. Rent expense under our operating lease for our Freising, Germany based facility was $0.4 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

Our contractual commitments of the non-cancellable portion under theses operating leases as of December 31, 2015 are as follows:

Total
2016	$318,186
2017	188,009
2018	191,959
2019	195,909
2020	199,859
Thereafter	238,371

Total minimum lease payments	$1,332,293

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses for the periods presented. Management makes estimates and exercises judgment in revenue recognition, share-based payments and income taxes. Judgments must also be made about the disclosure of contingent liabilities, and these estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and under different assumptions or conditions.

We have identified the following accounting policies that we believe require application of management’s most subjective judgments, often requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our actual results could differ from these estimates and such differences could be material.

Revenue Recognition

Multiple-element arrangements

When evaluating multiple-element arrangements, we identify the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting based whether the delivered element has stand-alone value to the collaborator or if the arrangement includes a general right of return for delivered items.

The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units of accounting. We used best estimate of selling price methodology to estimate the selling price for licenses and options to acquire additional licenses to its proprietary technology because we do not have Vendor Specific Objective Evidence or Third Party Evidence of selling price for these deliverables. To determine the estimated selling price of a license to its proprietary technology, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements, terms of previous collaborative agreements, similar agreements entered into by third parties, market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our best estimate of selling price, we evaluate whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

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

When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, we generally recognize revenue attributable to the license on a straight-line basis over our contractual or estimated performance period, which is typically the term of our research and development obligations. When management believes the license to its intellectual property has stand-alone value, we recognize revenue attributed to the license upon delivery. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue we record in future periods.

The accounting treatment for options granted to collaborators is dependent upon the nature of the option granted to the collaborative partner. Options are considered substantive if, at the inception of an agreement, we are at risk as to whether the collaborative partner will choose to exercise the options to secure additional licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options.

In arrangements where options to obtain additional licenses are considered substantive, we determine whether the optional licenses are priced at a significant and incremental discount. If the prices include a significant and incremental discount, the option is considered a deliverable in the arrangement. However, if not priced at a discount, the elements included in the arrangement are considered to be only the non-contingent elements. When a collaborator exercises an option to acquire an additional license, the exercise fee that is attributed to the additional license and any incremental discount allocated at inception are recognized in a manner consistent with the treatment of up-front payments for licenses (i.e., license and research services). In the event an option expires un-exercised, any incremental discounts deferred at the inception of the arrangement are recognized into revenue upon expiration. For options that are non-substantive, the additional licenses to which the options pertain are considered deliverables upon inception of the arrangement, and we apply the multiple-element revenue recognition criteria to determine accounting treatment. All of our agreements with options have been determined to include substantive options.

Revenue resulting from our research and development services efforts in multiple-element arrangements in which our research and development service efforts are considered deliverable are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.

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

We aggregate milestones into four categories (i) research milestones, (ii) development milestones, (iii) commercial milestones and (iv) sales milestones. Research milestones are typically achieved upon reaching certain success criteria as defined in each agreement related to developing an Anticalin® protein against the specified target. Development milestones are typically reached when a compound reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones are typically achieved when an approved pharmaceutical product reaches the status for commercial sale or certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. Sales milestones are typically achieved when an approved pharmaceutical product exceed net sales as defined in each agreement.

For revenues from research, development and sales milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, such amounts are recognized entirely upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the period of performance. To date, we have determined all milestones are substantive. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalty payments are recognized in revenues based on the timing of royalty payments earned in accordance with the agreements, which typically is the period when the relevant sales occur, assuming all other revenue recognition criteria are met.

Government grants

Government grants are recognized when there is reasonable assurance that all conditions will be complied with and the grant will be received. As the government grants generally represent subsidies for specified activities, they are recognized when earned as revenue from grants.

Funds received that are not related to research and development expenses that have already been incurred, such as the EUROCALIN grant, are recorded as deferred revenue until such time that the related expenses have been incurred by us or by one of the other members of the EUROCALIN consortium. At the time eligible expenses are incurred, the applicable portion of deferred revenue according to the respective funding rates is recorded as revenue from grants.

Contingencies

Accruals are recorded for loss contingencies when it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. We evaluate, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Considering facts known at the time of the assessment, we determine whether potential losses are considered reasonably possible or probable and whether they are estimable. Based upon this assessment, we carry out an evaluation of disclosure requirements and consider possible accruals in the financial statements.

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

Based on the level of historical operating results and projections for the taxable income for the future, we have determined that it is more likely than not that its net deferred tax assets will not be realized. Accordingly, we have recorded a full valuation allowance to reduce its net deferred tax assets.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining “disclosure controls and procedures” as such term is defined in Rule 13a-15(e), under the Securities Exchange Act of 1934, as amended, as well as for establishing and maintaining “adequate internal control over financial reporting” as such term is defined in Rule 13a-15(f). The Company’s system of internal controls over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with generally accepted accounting principles.

Because of the inherent limitations surrounding internal controls over financial reporting, our disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2015. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of December 31, 2015, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

Other than described below, there have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pieris had historically been a private company and did not maintain the internal accounting and financial reporting resources necessary to comply with the obligations of a public reporting company, including maintaining effective internal controls over financial reporting. In December 2014, management determined that it had a material weakness on our internal control over financial reporting due to the lack of accounting policies, procedures and accounting personnel.

In response to such material weakness, management hired the appropriate accounting and financial professionals necessary for a public reporting company. The accounting staff has the experience and training necessary to prepare, record and review accounting policies, processes and procedures, particularly revenue recognition, equity related transactions and other complex and/or judgmental areas of accounting. Additionally, we took steps to adopt an internal control infrastructure based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission (2013 framework).

As a result of the remediation efforts completed during 2015, management has determined that as of December 31, 2015, the material weakness has been remediated.

Item 9B.	OTHER INFORMATION

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

Directors, Executive Officers and Other Non-Executive Officers

The table below sets forth information about our directors and executive officers:

Name	Age	Position
Stephen S. Yoder	40	Chief Executive Officer, President and Director
Darlene Deptula-Hicks	58	Senior Vice President and Chief Financial Officer
Louis A. Matis	65	Senior Vice President and Chief Development Officer
Chau Khuong (1)(2)(3)	40	Chairman of the Board of Directors
Michael Richman (1)(3)	55	Director
Jean-Pierre Bizzari (2)(3)	61	Director
Steven Prelack (2)	58	Director

(1)	Member of the compensation committee
(2)	Member of the audit committee
(3)	Member of the nominating and corporate governance committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Stephen S. Yoder. Stephen S. Yoder joined Pieris GmbH as Chief Executive Officer in January 2010. Upon the effectiveness of the Acquisition, he joined the Board of Directors of Pieris and was appointed as Chief Executive Officer and President. Prior to joining Pieris GmbH, from July 2003 to December 2010 he led the intellectual property and legal departments at MorphoSys AG, a biotechnology company involved in the development and research of antibodies, as General Counsel. Prior to MorphoSys AG, from September 1999 to June 2003 he worked in several Washington, D.C. law firms, specializing in a life sciences intellectual property practice. Mr. Yoder holds degrees in molecular biology and Spanish from Grove City College and a Juris Doctorate, with honors, from The George Washington University Law School. As an attorney, he is licensed to practice before the United States Patent and Trademark Office, and in the jurisdictions of Maryland and Washington, D.C. We believe that Mr. Yoder adds value to our Board of Directors based on his intimate knowledge of our business plans and strategies of our business and his years of experience in the biotechnology and life sciences industry.

Darlene Deptula-Hicks. Darlene Deptula-Hicks was appointed Chief Financial Officer and Senior Vice President on September 1, 2015. Upon the effectiveness of the Acquisition and until September 2015, she served as our Acting Chief Financial Officer, Secretary and Treasurer of Pieris and provided her services pursuant to a consulting agreement with the financial advisory firm of Danforth Advisors, LLC. From November 2014 until the effectiveness of the Acquisition, Ms. Deptula-Hicks provided financial services relating to the Acquisition to Pieris GmbH. From June 2012 until November 2014, Ms. Deptula-Hicks served as the Executive Vice President and Chief Financial Officer of Microline Surgical, Inc., a surgical instruments and medical devices company. From 2006 to May 2011 Ms. Deptula-Hicks served as Executive Vice President and Chief Financial Officer of iCAD, Inc. (Nasdaq: ICAD), a publicly traded medical device company. From 2002 to 2006 Ms. Deptula-Hicks served as Executive Vice President and Chief Financial Officer of ONI Medical Systems, Inc., a venture capital-backed designer and manufacturer of high-field diagnostic imaging systems for orthopedic applications, and from 1998 to 2001 Ms. Deptula-Hicks was Executive Vice President and Chief Financial Officer of Implant Sciences Corporation (Amex:IMX), an early stage medical device company that had its initial public offering in June of

1999. Prior to 1998, Ms. Deptula-Hicks also held various senior financial and accounting positions at Abiomed, Inc., GCA Corporation, Edwards High Vacuum International and Puritan Bennett Corporation. Ms. Deptula-Hicks also serves on the Board of Directors and as Chair of the Audit Committee of Xenetic Biosciences, Inc. (OTCBB:XBIO) and between 2006 and October 2014 served on the Board of Directors of IMCOR Pharmaceutical Company, Technest Holdings, Inc., and USfalcon. Ms. Deptula-Hicks received her B.S. in accounting from Southern NH University and her MBA from Rivier College.

Louis A. Matis, Ph.D. Louis A. Matis was appointed Senior Vice President and Chief Development Officer in August 17, 2015. Prior to joining Pieris, Dr. Matis served since June 2011 as Executive Director, Strategic Evaluation at Alexion Pharmaceuticals, where he also served from 1993 to 2000, during which time he advanced to the position of Chief Scientific Officer and had a leading role in discovering the first-in-class complement inhibitor monoclonal antibody Soliris® (eculizumab). Before re-joining Alexion in 2011, Dr. Matis served as Chief Executive Officer of CGI Pharmaceuticals, Inc. from 2000 to 2006, and of the Immune Tolerance Institute from 2007 to 2010. From 1977 until joining Alexion in 1993, Dr. Matis held senior research and clinical positions at the National Cancer Institute (the NCI), National Institutes of Health and the FDA Center for Biologics Evaluation and Research. Dr. Matis received a B.A. from Amherst College, an M.D. from the University of Pennsylvania, Perelman School of Medicine, and his clinical training in Internal Medicine at the University of Chicago Hospitals and Clinics, and in Medical Oncology at the NCI. Dr. Matis is the author of over 120 publications in major scientific and medical journals and is a co-inventor on multiple patents.

Chau Khuong. Mr. Khuong joined the Board of Directors of Pieris effective upon the closing of the Acquisition and has served on the supervisory board of Pieris GmbH since May 2014. Mr. Khuong has worked at OrbiMed Advisors LLC since 2003 and is a Private Equity Partner. Mr. Khuong gained experience in start-up operations and business development at Veritas Medicine, Inc. and in basic science research at the Yale School of Medicine and at Massachusetts General Hospital. He currently serves as a director of several public and private companies, including Aerpio Therapeutics, Inspire Medical Systems, Intellia, Nabriva (NASDAQ: NBVR), NextCure, Otonomy (NASDAQ: OTIC), Rempex Pharmaceuticals, ReViral Ltd., and Synlogic. Mr. Khuong holds a B.S. in molecular, cellular and developmental biology with concentration in biotechnology and an MPH with concentration in infectious diseases, both from Yale University. We believe that Mr. Khuong adds value to our Board of Directors due to his experience as an investor, particularly with respect to healthcare companies, and his broad life sciences industry knowledge. He also has extensive experience overseeing the operations and research and development of biotechnology companies.

Michael Richman. Mr. Richman joined the Board of Directors of Pieris effective upon the closing of the Acquisition and has served on the supervisory board of Pieris GmbH since October 2014. He is currently the President and Chief Executive Officer of NextCure, Inc. From 2008 through 2015 Mr. Richman was President and CEO of Amplimmune, Inc., a privately held biologics company focused on cancer and autoimmune diseases which was acquired by Astra Zeneca in 2013. From May 2007 through June 2008, he served as President and Chief Operating Officer of Amplimmune, Inc. Prior to such time, Mr. Richman has gained years of experience working in research, intellectual property and business development capacities in companies such as Chiron Corporation (now Novartis), MedImmune, Inc. (now Astra Zeneca) and MacroGenics. He is a member of the board of directors of Opexa Therapeutics, Inc., a public company, Madison Vaccines, Inc., a private company, and was previously director of Cougar Biotechnology until its acquisition by Johnson & Johnson. Mr. Richman obtained his B.S. in genetics/molecular biology at the University of California at Davis and his M.S.B.A. in international business at San Francisco State University. We believe that Mr. Richman adds value to our Board of Directors due to his extensive experience in mergers and acquisitions, business development and strategic planning for life science companies, as well as executive leadership and management experience.

Jean-Pierre Bizzari, M.D. Dr. Bizzari joined the Board of Directors of Pieris on May 12, 2015. Dr. Bizzari served as Executive Vice-President, Group Head, Clinical Oncology Development at Celgene Corporation, a role he held from October 2008 until his retirement in December 2015. In this position, Dr. Bizzari was responsible for Celgene’s clinical development and operations-statistics teams across the U.S., Europe and Asia/Japan, and has overseen the development and approval of a number of leading oncology products including REVLIMID®

(lenalidomide), VIDAZA® (azacitidine), ISTODAX® (romidepsin) and ABRAXANE® (nab-paclitaxel). In addition, he was Chairman of Celgene’s hematology oncology development committee and a member of the company’s management committee. Prior to his role at Celgene and from 2004 to 2008, Dr. Bizzari was the Vice President, Clinical Oncology Development for Sanofi-Aventis where he oversaw the approval of Eloxatin® (oxaliplatin), Taxotere® (docetaxel) and Elitek® (rasburicase). From 2002 to 2004, he was Vice President, Clinical Development Oncology for Sanofi-Synthelabo and from 1993 to 2002 served in the same role for Rhône-Poulenc Rorer (Aventis). Dr. Bizzari is a member of the Scientific Advisory Board of France’s National Cancer Institute and a board member of the EORTC. He is also currently a member of the board of directors of Halozyme Therapeutics, Inc., Celator Pharmaceuticals, Inc., Transgene SA, Items and Onxeo. Dr. Bizzari received his medical degree from the University of Nice (France) and is an oncologist, having trained at La Pitié-Salpêtrière hospital in Paris, followed by training at the Ontario Cancer Institute and McGill Cancer Center. We believe that Dr. Bizzari adds value to our Board of Directors based on his considerable experience in the pharmaceutical industry and his insight on clinical, regulatory and commercial aspects of drug development, particularly in oncology and global drug approval strategy.

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

Term of Office of Directors

We currently have authorized five directors. In accordance with our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws, our board of directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders commencing with the meeting in 2015, the successors to the directors whose terms then expire will be elected to serve until the third annual meeting following the election. Our directors are divided among the three classes as follows:

•	the Class I director is Jean-Pierre Bizzari and his term will expire at the annual meeting of stockholders to be held in 2018;

•	the Class II directors are Chau Khuong and Steven Prelack, and their terms will expire at the annual meeting of stockholders to be held in 2016; and

•	the Class III directors are Stephen S. Yoder and Michael Richman, and their terms will expire at the annual meeting of stockholders to be held in 2017.

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

The members of our audit committee are Steven Prelack, Chau Khuong and Jean-Pierre Bizzari. Steven Prelack serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NASDAQ Capital Market. Our board of directors has determined that Steven Prelack is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NASDAQ rules and regulations.

Compensation Committee

Our compensation committee reviews and approves policies relating to compensation of our officers and directors and oversees our overall compensation structure, policies and programs. The compensation committee reviews and approves corporate goals and objectives relevant to the compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives and approves the compensation of these officers based on such evaluations. The compensation committee also reviews and approves the issuance of stock options and other awards under our equity plan. The compensation committee will review and evaluate, at least annually, the performance of the compensation committee and its members, including compliance by the compensation committee with its charter.

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

The members of our nominating and corporate governance committee are Jean-Pierre Bizzari, Mr. Chau Khuong and Michael Richman. Dr. Bizzari serves as the chairperson of the committee.

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

Our records reflect all reports which were required to be filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except for the following Forms 4 which were inadvertently filed late: Form 4 of Chau Khuong filed on October 30, 2015 reporting a stock option award and Form 4 of Michael Richman filed on October 30, 2015 reporting a stock option award.

CODE OF CONDUCT AND ETHICS

We have adopted a Code of Ethics and Whistler Blower Policy that applies to all of our employees, including our chief executive officer and acting chief financial and accounting officer. The text of the code of conduct and ethics is posted on our website at www.pieris.com, is filed as an exhibit hereto, and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at Pieris Pharmaceuticals, Inc., 255 State St. 9th Floor, Boston, MA 02109. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The NASDAQ Stock Market.

Item 11.	EXECUTIVE COMPENSATION

The following table summarizes the compensation earned in each of our fiscal years ended December 31, 2015 and 2014 by our named executive officers, which consisted of our principal executive officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2015 and were serving as executive officers as of such date. The following table includes compensation earned by Mr. Yoder for services performed for Pieris GmbH prior to that entity becoming our wholly owned subsidiary upon the completion of the Acquisition on December 17, 2014, as well as compensation earned following the closing of the Acquisition. The following table does not include compensation information for the individuals who served as Pieris’ executive officers prior to the completion of the Acquisition, as all such individuals tendered their resignations from all such positions with us in connection with and effective as of the closing of the Acquisition and no compensation was earned by or paid to any such individuals for their services as officers of Pieris. We refer to the executive officers listed below as the Named Executive Officers.

Summary Compensation Table

Name and Principal Position	Year		Salary	Bonus ($)	Option Awards ($) (3)	All other compensation ($)		Total
Stephen S. Yoder	2015	(1)	$375,000	$150,000	$—	$7,370	(4)	$532,370
Chief Executive Officer	2014	(2)	$266,222	$54,455	$1,643,005	$15,973	(4)	$1,979,655

Darlene Deptula-Hicks Chief Financial Officer	2015		$100,000	$40,000	$812,623	$3,013	(5)	$955,636

Louis Matis Chief Development Officer	2015		$131,250	$140,000	$1,066,220	$—		$1,337,470

(1)	Mr. Yoder’s 2015 salary was paid in euros from January 1, 2015 through June 30, 2015 as he was a resident of Germany at the time. Pieris converted each euro denominated amount into U.S. dollars by multiplying the euro amount by the noon buying rate of €1.00 to U.S. $1.0906 in The City of New York for cable transfers of euro as certified for customs purposes by the Federal Reserve Bank of New York as of December 31, 2015. From the period of July 1, 2015 through December 31, 2015, Mr. Yoder’s salary was paid in U.S. dollars.
(2)	All compensation received by Pieris GmbH’s executive officers is paid in euros. For the purposes of completing this table with respect to compensation paid during the fiscal year ended December 31, 2014, Pieris converted each euro denominated amount into U.S. dollars by multiplying the euro amount by the noon buying rate of €1.00 to U.S. $1.2101 in The City of New York for cable transfers of euro as certified for customs purposes by the Federal Reserve Bank of New York as of December 31, 2014.
(3)	These amounts represent the aggregate grant date fair value for the option awards granted during the fiscal years presented, determined in accordance with FASB ASC Topic 718. All awards are recognized in expense over the service period.
(4)	Represents compensation paid for a monthly car allowance.
(5)	Represents compensation paid for a 401(k) employer contribution.

Narrative Disclosure to Summary Compensation Table

Employment Agreements with our Chief Executive Officer

Pieris GmbH

Stephen S. Yoder serves as the Chief Executive Officer of Pieris GmbH pursuant to a management agreement with Pieris GmbH dated August 30, 2009, as amended on March 12, 2012, or the Yoder AG Agreement. On December 17, 2014 in connection with the Acquisition, the Yoder AG Agreement was amended and restated to have Mr. Yoder continue as the Chief Executive Officer of Pieris GmbH and to provide him with the compensation and benefits set forth in his employment agreement with Pieris, as described below. The Yoder AG Agreement provided for a term of 18 months with the term automatically extending for additional one-year periods. Under the terms of the Yoder AG Agreement, beginning on January 1, 2013, Mr. Yoder received an annual base salary of $266,222 (€220,000). In addition, Mr. Yoder was eligible to receive a bonus for each calendar year during the term in an amount up to $54,455 (€50,000) based upon achievement of certain objectives, each as approved by the supervisory board of Pieris GmbH in consultation with Mr. Yoder. Pursuant to the terms of the Yoder AG Agreement Mr. Yoder was also provided with a car allowance of $1,331 (€1,100) plus value added tax (VAT) per month.

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

Pursuant to the Yoder Employment Agreement, Mr. Yoder is prohibited during the term of the agreement, subject to certain exceptions, from (i) accepting any other employment or consultancy, (ii) serving on the board of directors or similar body of any other entity, unless approved by the Chairman of the Board of Directors, and (iii) acquiring, assuming or participating in, directly or indirectly, any financial position, investment or interest known by Mr. Yoder to be adverse or antagonistic to Pieris, its business or prospects, financial or otherwise, or in any competing business.

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

All compensation and benefits to be paid to Mr. Yoder pursuant to the Yoder Employment Agreement other than the equity awards shall be paid to Mr. Yoder through the terms and conditions of the Yoder AG Agreement with Pieris GmbH, as amended and restated, for so long as Mr. Yoder remains employed at Pieris Operatin. Upon termination of the Yoder AG Agreement provided that the Yoder Employment Agreement is still in effect, all compensation shall be paid by Pieris.

Termination for Any Reason

Upon termination of Mr. Yoder for any reason, Mr. Yoder will receive all earned but unpaid salary, any accrued vacation time, any vested benefits he may have under any employee benefit plan and any unpaid expense reimbursement accrued through the date of termination, or the Accrued Obligations.

Termination by us Without Cause or by Executive for Good Reason

If Mr. Yoder’s employment is terminated (i) by us without cause or (ii) by him for good reason, then we must pay Mr. Yoder (i) the Accrued Obligations earned through the date of termination, (ii) a lump-sum payment comprised of (a) an amount equal to 12 months of his base salary at the time of his termination, and (b) a pro rata portion of the bonus for the year in which the termination occurs, based on year-to-date performance as determined by the Board of Directors, or a committee thereof, in its sole discretion, and (iii) an amount equal to his health insurance premium, paid directly or as a reimbursement to Mr. Yoder, for up to a maximum of 12 months. Payments under items (i)—(iii) above are sometimes referred to in this section as Severance. All unvested equity awards held by Mr. Yoder will immediately vest in full and become exercisable following termination and any forfeiture restrictions will immediately lapse. The Severance and acceleration of any unvested options is expressly conditioned on Mr. Yoder executing and delivering to Pieris a release of claims.

Chief Financial Officer

Consulting Agreement with Danforth Advisors, LLC

From November 19, 2014 to December 17, 2014, Darlene Deptula-Hicks was engaged pursuant to a consulting agreement with the financial advisory firm Danforth Advisors, LLC, or Danforth, as a financial consultant to Pieris, providing financial services relating to the Acquisition. As of the effectiveness of the Acquisition, she was appointed as the Acting Chief Financial Officer, Secretary and Treasurer of Pieris and continued to provide financial services through the Danforth consulting agreement until August 31, 2015. Pursuant to the Danforth consulting agreement, Pieris paid Danforth $280 per hour for her services. The Danforth consulting agreement was terminated on August 31, 2015. The Danforth consulting agreement contains customary confidentiality obligations which apply to both Danforth and Ms. Deptula-Hicks and extend for a period of five years. We paid Danforth a fee equal to 3.33% of Ms. Deptula-Hicks’s starting base salary upon her employment with Pieris pursuant to the terms of the Danforth consulting agreement. Further, we shall indemnify and hold harmless Danforth and Ms. Deptula-Hicks against any claims, losses, damages, or liabilities (or actions in respect thereof) that arise out of or are based on the services performed by Danforth or Ms. Deptula-Hicks for us, except for any such claims, losses, damages or liabilities arising out of the gross negligence or willful misconduct of Danforth or Ms. Deptula-Hicks.

Employment Agreement

Darlene Deptula-Hicks serves as our Senior Vice President and Chief Financial Officer pursuant to an employment agreement dated August 27, 2015, or the Deptula-Hicks Employment Agreement. The Deptula-Hicks Employment Agreement provides for a continuous term and may be terminated by either party at any time, provided that if Ms. Deptula-Hicks resigns, she shall provide us with at least 90 days’ written notice. Pursuant to this agreement, Ms. Deptula-Hicks receives a base salary of $300,000 and is eligible to receive an annual discretionary bonus award of up to 40% of her then-current base salary, based upon the achievement of specific individual and/or Company-wide performance goals as determined by the Board or a committee of the Board in its sole discretion.

Ms. Deptula-Hicks is entitled to participate in any employee benefit programs, plans and practices on the same terms as other salaried employees on a basis consistent with the participation of other senior executive officers. In connection with her employment, Ms. Deptula-Hicks was granted a stock option to purchase 450,000 shares of our common stock with the exercise price being the fair market value at the time of grant. The option is subject to and governed by the terms of the Pieris Plan and a stock option agreement, which stock option agreement provides for a ten year term, and that (i) 6.25% of the option vested immediately upon grant and (ii) 93.75% of the option shall vest ratably in equal installments each quarter thereafter, subject to Ms. Deptula-Hicks’s continued employment. The option is subject to certain restrictions on exercise until the Company’s shareholders have approved an increase in the number of shares of common stock authorized under the Plan and if such shareholder approval is not obtained on or prior to September 30, 2016, the option will be cancelled and be of no further effect.

Under the Deptula-Hicks Employment Agreement, Ms. Deptula-Hicks is prohibited during the term of the agreement, subject to certain exceptions, from (i) accepting any other employment or consultancy, (ii) serving on the board of directors or similar body of any other entity, unless approved by the Chief Executive Officer, and (iii) acquiring, assuming or participating in, directly or indirectly, any financial position, investment or interest known by Ms. Deptula-Hicks to be adverse or antagonistic to Pieris, its business or prospects, financial or otherwise, or in any competing business.

The agreement contains (i) customary confidentiality obligations which are not limited by the term of the agreement, (ii) certain non-compete provisions extending during the term of the agreement and one year thereafter and (iii) certain non-solicitation provisions during the term of the agreement and for one year thereafter. Ms. Deptula-Hicks also agreed to assign certain intellectual property rights to Pieris.

Termination for Any Reason

Upon termination of Ms. Deptula-Hicks for any reason, Ms. Deptula-Hicks will be entitled to receive all earned but unpaid salary, any accrued vacation time, any vested benefits she may have under any employee benefit plan and any unpaid expense reimbursement accrued through the date of termination.

Termination by us Without Cause or by Executive for Good Reason

If Ms. Deptula-Hicks’s employment is terminated (i) by us without cause or (ii) by her for good reason, then we must pay Ms. Deptula-Hicks (a) an amount equal to twelve months of salary plus the target bonus amount, pro-rated based on the total number of days elapsed in the calendar year as of the termination date if, as of the date of termination, the Company and Ms. Deptula-Hicks were “on target” to achieve all applicable performance goals and (b) continuation of COBRA health insurance premiums at the Company’s then-normal rate of contribution for twelve months. In addition, outstanding equity awards held by Ms. Deptula-Hicks shall automatically become vested and if, applicable, exercisable, except as otherwise provided in the Deptula-Hicks Employment Agreement, and any forfeiture restrictions shall immediately lapse with respect to 50% of the then-unvested equity awards.

Chief Development Officer

Dr. Louis Matis serves as our Senior Vice President and Chief Development Officer pursuant to an employment agreement dated July 20, 2015, or the Matis Employment Agreement. The Matis Employment Agreement provides for a continuous term and may be terminated by either party at any time, provided that if Dr. Matis resigns, he shall provide us with at least 90 days’ written notice. Pursuant to this agreement, Dr. Matis receives a base salary of $350,000 and is eligible to receive an annual discretionary bonus award of up to 40% of his then-current base salary, based upon the achievement of specific individual and/or Company-wide performance goals as determined by the Board or a committee of the Board in its sole discretion.

Dr. Matis is entitled to participate in any employee benefit programs, plans and practices on the same terms as other salaried employees on a basis consistent with the participation of other senior executive officers. In connection with his employment, Dr. Matis was granted an inducement stock option to purchase 500,000 shares of our common stock with the exercise price being the fair market value at the time of grant. The option is subject to and governed by a stock option agreement, which provides for a ten year term, and that (i) 25% of the option vests on the one-year anniversary of Dr. Matis’s start date and (ii) 75% of the option shall vest ratably in equal installments each quarter thereafter, subject to Dr. Matis’s continued employment.

Under the Matis Employment Agreement, Dr. Matis is prohibited during the term of the agreement, subject to certain exceptions, from (i) accepting any other employment or consultancy, (ii) serving on the board of directors or similar body of any other entity, unless approved by the Chief Executive Officer, and (iii) acquiring, assuming or participating in, directly or indirectly, any financial position, investment or interest known by Dr. Matis to be adverse or antagonistic to Pieris, its business or prospects, financial or otherwise, or in any competing business.

The agreement contains (i) customary confidentiality obligations which are not limited by the term of the agreement, (ii) certain non-compete provisions extending during the term of the agreement and one year thereafter and (iii) certain non-solicitation provisions during the term of the agreement and for one year thereafter. Dr. Matis also agreed to assign certain intellectual property rights to Pieris.

Termination for Any Reason

Upon termination of Dr. Matis for any reason, Dr. Matis will be entitled to receive all earned but unpaid salary, any accrued vacation time, any vested benefits he may have under any employee benefit plan and any unpaid expense reimbursement accrued through the date of termination.

Termination by us Without Cause or by Executive for Good Reason

If Dr. Matis’s employment is terminated (i) by us without cause or (ii) by him for good reason, then Dr. Matis will be entitled to receive (a) an amount equal to twelve months of salary plus the target bonus amount, pro-rated based on the total number of days elapsed in the calendar year as of the termination date if, as of the date of termination, the Company and Ms. Deptula-Hicks were “on target” to achieve all applicable performance goals and (b) continuation of COBRA health insurance premiums at the Company’s then-normal rate of contribution for twelve months. In addition, outstanding equity awards held by Dr. Matis shall automatically become vested and if, applicable, exercisable, except as otherwise provided in the Matis Employment Agreement, and any forfeiture restrictions shall immediately lapse with respect to 75% of the then-unvested equity awards.

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

Chief Financial Officer

If, in connection with a change of control of Pieris, Pieris terminates Ms. Deptula-Hicks’s employment without cause or Ms. Deptula-Hicks terminates her employment for good reason, she will be entitled to receive (a) an amount equal to twelve months of salary plus the target bonus amount for the year of termination and (b) continuation of COBRA health insurance premiums at the Company’s then-normal rate of contribution for twelve months. In the case of such a termination in connection with a change in control, outstanding equity awards held by Ms. Deptula-Hicks shall automatically become vested and if, applicable, exercisable, except as otherwise provided in the Deptula-Hicks Employment Agreement, and all forfeiture restrictions shall immediately lapse.

Chief Development Officer

If, in connection with a change of control of Pieris, Pieris terminates Dr. Matis’s employment without cause or Dr. Matis terminates his employment for good reason, he will be entitled to receive (a) an amount equal to twelve months of salary plus the target bonus amount for the year of termination and (b) continuation of COBRA health insurance premiums at the Company’s then-normal rate of contribution for twelve months. In the case of such a termination in connection with a change in control, outstanding equity awards held by Dr. Matis shall automatically become vested and if, applicable, exercisable and all forfeiture restrictions shall immediately lapse.

For purposes of the Deptula-Hicks Employment Agreement and the Matis Employment Agreement, “Good Reason” means the executive’s resignation from all positions he or she then holds with the Company if (i) (A) there is a material diminution in the executive’s duties and responsibilities with the Company or in job title; (B) there is a material reduction of the executive’s base salary; provided, however, that a material reduction in the executive’s base salary pursuant to a salary reduction program affecting all or substantially all of the employees of the Company and that does not adversely affect the executive to a greater extent than other similarly situated employees shall not constitute Good Reason; or (C) the executive is required to relocate the executive’s primary work location to a facility or location that would increase the executive’s one-way commute distance by more than fifty (50) miles from the executive’s primary work location as of immediately prior to such change, (ii) the executive provides written notice outlining such conditions, acts or omissions to the Company within thirty (30) days immediately following such material change or reduction, (iii) such material change or reduction is not remedied by the Company within thirty (30) days following the Company’s receipt of such written notice and (iv) the executive’s resignation is effective not later than thirty (30) days after the expiration of such thirty (30) day cure period.

2015 Bonus Payments

On January 24, 2016, our Compensation Committee approved a discretionary cash bonus payments to (i) Mr. Yoder in the amount of $150,000, which was equal to his target bonus amount, (ii) Dr. Matis in the amount of $140,000, which was equal to his target bonus amount and (iii) Ms. Deptula-Hicks in the amount of $40,000, which was equal to her target bonus amount and prorated from her start date in September 2015.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2015.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Stephen S. Yoder Chief Executive Officer, President	640,000	(1)	640,000	(1)	$2.00	12/17/2024
Darlene Deptula-Hicks Chief Financial Officer	0		450,000	(2)	$2.80	9/1/2025
Louis Matis Chief Development Officer	0		500,000	(3)	$3.36	8/17/2025

(1)	The option award has a grant date of December 17, 2014 and vests pursuant to the following schedule: 25% of the option vested immediately upon grant on December 17, 2014 and 75% of the option shall vest ratably over three years in equal installments on a quarterly basis beginning on the last day of the next calendar quarter after the date of grant.
(2)	The option award has a grant date of September 1, 2015 and vests pursuant to the following schedule: 6.25% of the option vested immediately upon grant on September 1, 2015 and 93.75% of the option shall vest in equal installments on a quarterly basis beginning on December 31, 2015 and ending on September 1, 2019. The option is subject to certain restrictions on exercise until the Company’s shareholders have approved an increase in the number of shares of common stock authorized under the Company’s 2014 Employee, Director and Consultant Equity Plan (or successor plan) and if such shareholder approval is not obtained on or prior to September 30, 2016, the option will be cancelled and be of no further effect.
(3)	The option award has a grant date of August 17, 2015 and vests pursuant to the following schedule: 25% of the option vests on the one-year anniversary of the grant date and 75% of the option shall vest ratably over three years in equal installments on a quarterly basis beginning on the last day of the next calendar quarter after the date of grant.

Description of Pieris Plan

In December 2014, our Board of Directors and stockholders adopted the 2014 Employee, Director and Consultant Equity Incentive Plan, or the Pieris Plan, which became effective upon closing of the Acquisition. The Pieris Plan is intended to encourage ownership of common stock by our employees and directors and certain of our consultants in order to attract and retain such people, to induce them to work for the benefit of us and to provide additional incentive for them to promote our success. The Pieris Plan reserves for issuance 4,200,000 shares of our common stock. In addition the Pieris Plan provides for an “evergreen” provision whereby the number of shares of our common stock reserved for issuance under the Pieris Plan shall be automatically increased on January 1 of each of year by the lesser of (i) 1,000,000 shares, (ii) 4% of the number of shares of our common stock outstanding on such date, and (iii) such other amount determined by the administrator. As of the date of this report, options to purchase 2,092,261 shares of our common stock have been issued under the Pieris Plan to our executive officers and directors, and options to purchase 1,801,450 shares have been issued under the Pieris Plan to other employees and consultants. For additional information, see “Item 11. Executive Compensation—Director Compensation” and “Item 11. Executive Compensation—Employment Agreements with our Chief Executive Officer.” As a result of such grants, 433,789 shares of our common stock remain available for future issuances under the Pieris Plan.

Pursuant to a Stock Option Agreement with Ms. Deptula-Hicks, we granted her an option to purchase 450,000 shares of our common stock subject to certain restrictions on exercise and subject to the approval of the Company’s shareholders of an increase in the number of shares authorized under the Plan to provide sufficient shares for such issuance upon the exercise of such award. If such shareholder approval is not obtained by September 30, 2016, the option will be cancelled and of no further force and affect. This option, therefore, does not have an impact on the remaining shares available for future grants currently authorized under the Plan Types of Awards. The Pieris Plan provides for the granting of incentive stock options, non-qualified stock options, stock grants and other stock-based awards, including restricted stock units.

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

Director Compensation

The table below summarizes all compensation earned by each of our non-employee directors for services performed during our fiscal year ended December 31, 2015. Mr. Yoder is not in the table below because he receives no separate compensation for his services as a director of our company, and all of the compensation earned by Mr. Yoder during our 2015 fiscal year as an executive officer of our company is reflected in the Summary Compensation Table above.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Chau Khuong (1)	$—	$—	$41,250(6)	$41,250
Dr. Christina Takke (2)	$20,000	—		$20,000
Michael Richman (3)	$—	—	$38,750(6)	$38,750
Steven Prelack (4)	$40,000	—		$40,000
Jean-Pierre Bizzari (5)	$23,356	—	$52,185(6)	$75,541

(1)	As of December 31, 2015, Chau Khuong held option awards for 50,794 shares at exercise prices ranging from $1.94 to $3.00.
(2)	As of December 31, 2015, Dr. Christina Takke held no option awards for shares at an exercise price of $2.00.
(3)	As of December 31, 2015, Michael Richman held option awards for 79,535 shares at exercise prices ranging from $1.94 to $3.00.
(4)	As of December 31, 2015, Steven Prelack held option awards for 30,000 shares at an exercise price of $2.00.
(5)	As of December 31, 2015, Jean-Pierre Bizzari held option awards for 30,000 shares at an exercise price of $2.80.
(6)	These amounts represent the aggregate grant date fair value of option awards granted to each director in fiscal year 2015 computed in accordance with FASB ASC Topic 718.

On January 11, 2015, our Board of Directors approved a director compensation policy applicable to our non-employee directors and the policy was amended in January 2016. This policy provides for annual cash compensation of $25,000 for each non-employee member of our Board of Directors. In addition, the chair of our audit committee will receive additional annual cash compensation of $15,000, the chair of our compensation committee will receive additional annual cash compensation of $10,000 and the chair of our nominating and corporate governance committee will receive additional annual cash compensation of $7,500. The policy also provides for annual cash compensation of $7,500 for each of the members of our audit committee, $5,000 for each of the members of our compensation committee and $3,750 for each of the members of our nominating and corporate governance committee.

In addition, the policy provides that each of our non-employee directors will be eligible to receive annual equity awards of 15,000 options, which amount was increased to 20,000 options for 2016, to purchase our common stock, and that upon appointment, new non-employee directors will be eligible to receive an equity award of 30,000 options to purchase our common stock. It is anticipated that all such equity awards will be granted under the Pieris Plan or any other equity compensation plan our Board of Directors and stockholders may approve and adopt in the future. The type of any such award, the amount of shares subject to the award, the vesting schedule and all other terms thereof will be subject to the discretion and approval of our Board of Directors on an annual basis.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned as of March 20, 2016, by (i) each of our current directors and named executive officers, (ii) all executive officers and directors as a group, and (iii) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. We have determined beneficial ownership in accordance with applicable rules of the SEC, which generally provide that beneficial ownership includes voting or investment power with respect to securities. Except as indicated by the footnotes to the table below, we believe, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The information set forth in the table below is based on 39,833,023 shares of our common stock issued and outstanding on of March 20, 2016. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after March 18, 2016. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted in the footnotes below, the address for each person listed in the table below, solely for purposes of filings with the SEC, is c/o Pieris Pharmaceuticals, Inc., 225 State Street, 9th Floor, Boston, Massachusetts 02109.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5%+ Stockholders:
OrbiMed Private Investments III, LP (1)	7,259,620	18.23%
Tekla Capital Management LLC (2)	3,848,191	9.66%
Lombard Odier Asset Management Corp (3)	2,848,804	7.15%
Global Life Bioventure IV, S.a.r.l (4)	2,483,949	6.24%
Novo Nordisk A/S (5)	2,051,802	5.15%

Directors and Named Executive Officers:
Stephen S. Yoder (6)	720,000	1.78%
Michael Richman (7)	59,189	*
Chau Khuong (8)	48,571	*
Steven Prelack (9)	17,500	*
Jean-Pierre Bizzari (10)	35,000	*
Darlene Deptula-Hicks (11)	—	—
Louis Matis	—	—
All Current Directors and Executive Officers as a Group (7 persons)	880,260	2.16%

*	Less than 1%.

(1)	Includes 7,194,222 shares held of record by OrbiMed Private Investments III, LP, or OPI III, and 65,398 shares held of record by OrbiMed Associates III, LP, or Associates III. The address for OPI III and Associates III is 601 Lexington Avenue, 54th Floor, New York, New York. Shares of Pieris are directly owned by OPI III and Associates III. OrbiMed Capital GP III LLC, or GP III, is the sole general partner of OPI III and, as such, may be deemed to indirectly beneficially own the shares held by OPI III. OrbiMed Advisors LLC, or OrbiMed, is the general partner of Associates III and the sole managing member of GP III and, as such, OrbiMed may be deemed to indirectly beneficially own the shares held by OPI III and Associates III. Samuel D. Isaly is the managing member of, and owner of a controlling interest in, OrbiMed. Accordingly, OrbiMed and Mr. Isaly may be deemed to have voting and investment power over the shares held by OPI III and Associates III. GP III, OrbiMed and Mr. Isaly disclaim beneficial ownership with respect to such shares, except to the extent of their pecuniary interest therein, if any.
(2)	The address for Tekla Capital Management LLC is 100 Federal St., 19th Floor, Boston, MA 02110.
(3)	The address for Lombard Odier Asset Management Corp is 452 Fifth Avenue, 25th Floor, New York, NY 10018.
(4)	The address for FundsGlobal Life Bioventure IV, S.a.r.l. (“Global Life”) is Amicorp Luxembourg S.A., 11-13, Boulevard de la Foire, L-1528 Luxembourg. Omega Fund IV G.P. Manager, Ltd. (“Omega Ltd”)

serves as the general partner of Omega Fund IV GP, L.P. (“Omega GP”), which serves as the general partner of Omega Fund IV, L.P. (“Omega Fund”), which holds all of the outstanding equity interests in Global Life. Each of Omega Fund, Omega GP and Omega Ltd may be deemed may be deemed to have sole voting power and sole dispositive with respect to the shares, and Richard Lim (“Lim”), Otello Stampacchia (“Stampacchia”) and Anne-Mari Paster (“Paster”), the directors of Omega Ltd, may be deemed to have shared voting power and shared dispositive power with respect to these shares. Each of Lim, Stampacchia and Paster may each be deemed to beneficially own the shares held by Global Life and each expressly disclaims beneficial ownership of the Shares except to the extent of his or her pecuniary interest in the Shares.
(5)	The address for Novo Nordisk A/S is Novo Allé, 2880 Bagsvaerd, Denmark. Novo Nordisk A/S is a corporation governed by a board of directors comprised of 11 directors. The members of the board of directors disclaim beneficial ownership with respect to such shares, except to the extent of their pecuniary interest therein, if any.
(6)	Includes options to purchase 720,000 shares of our common stock that are exercisable within 60 days of March 18, 2016, and does not include options to purchase 1,052,000 shares of our common stock which have not vested and will not be exercisable within 60 days after March 18, 2016.
(7)	Includes options to purchase 59,189 shares of our common stock that are exercisable within 60 days of March 18, 2016, and does not include options to purchase 50,000 shares of our common stock which have not vested and will not be exercisable within 60 days after March 18, 2016.
(8)	Includes options to purchase 48,571 shares of our common stock that are exercisable within 60 days of March 18, 2016, and does not include options to purchase 32,500 shares of our common stock which have not vested and will not be exercisable within 60 days after March 18, 2016.
(9)	Includes options to purchase 17,500 shares of our common stock that are exercisable within 60 days of March 18, 2016, and does not include options to purchase 32,500 shares of our common stock which have not vested and will not be exercisable within 60 days after March 18, 2016.
(10)	Includes options to purchase 35,000 shares of our common stock that are exercisable within 60 days of March 18, 2016, and does not include options to purchase 15,000 shares of our common stock which have not vested and will not be exercisable within 60 days after March 18, 2016.
(11)	Does not include options to purchase 450,000 shares of our common stock which have vested but will not be exercisable within 60 days after March 18, 2016.
(12)	Does not include options to purchase 500,000 shares of our common stock which have not vested and will not be exercisable within 60 days after March 18, 2016

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 with respect to compensation plans under which equity securities of the Company are authorized for issuance. For a description of the terms of the Pieris Plan, please see “Item 11. Executive Compensation—Description of Pieris Plan.”

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	3,157,329	$2.16	487,671
Equity compensation plans not approved by security holders	500,000	$3.36	—

Total	3,657,329	—	487,671

Stock Option Agreement with Ms. Deptula-Hicks

Pursuant to a Stock Option Agreement with Ms. Deptula-Hicks, dated September 1, 2015, an option for 450,000 shares was granted subject to certain restrictions on exercise and subject to the approval by the Company’s shareholders to approve an increase in the number of shares authorized under the Plan to provide for sufficient shares for issuance upon exercise of the option; if such shareholder approval is not obtained by September 30, 2016, the option will be cancelled and of no further force and affect. This option, therefore, does not have an impact on the remaining shares available for future grants currently authorized under the Plan. The grant has a term of ten years and is subject to a vesting schedule of 6.25% immediately and the remaining 93.75% to vest quarterly equally over the next 4 year period.

Stock Option Agreement with Dr. Matis

Pursuant to a Stock Option Agreement with Dr. Matis, dated August 17, 2015, Dr. Matis was granted an option to purchase 500,000 shares of Common Stock at a price per share of $3.36, as an inducement material to his entering into employment with us. The grant has a term of ten years and is subject to a vesting schedule of 4 years, with 25% of the shares vesting on August 17, 2016 and 6.25% of the shares vesting each quarter thereafter, subject to his continued employment with the Company.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Pieris (Pieris Pharmaceuticals, Inc., formerly known as Marika Inc.)

Except as described below, in the fiscal years ended December 31, 2014 and December 31, 2015, there has not been, nor is there currently proposed, any transaction to which Pieris is or was a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of its total assets at year-end for the last two completed fiscal years, and in which any of our current directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

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

On December 17, 2014, we entered into a securities purchase agreement, or the Securities Purchase Agreement, with certain accredited investors providing for the issuance and sale to such investors of an aggregate of 6,779,510 shares of our common stock in a private placement offering conducted through a series of closings occurring on December 17, 18 and 23, 2014, at a purchase price per share of $2.00 and for aggregate gross proceeds to us of $13.56 million, or the Private Placement. After deducting for placement agent and other fees and expenses, the aggregate net proceeds from the Private Placement were $12.04 million. In connection with the Private Placement we received funding from the holders of more than 5% of our common stock as follows: (i) of $495,282 from OrbiMed Private Investments III, LP, or OPI III, (ii) $4,718 from OrbiMed Associates III, LP, an affiliate of OPI III, or Associates III, and (iii) approximately $3.0 million from 1798 Fundamental Strategies Master Fund Ltd., or Fundamental Strategies. After giving effect to the Private Placement and as of April 29, 2015, OPI III and Fundamental Strategies is a holder of more than 5% of the outstanding capital stock of Pieris.

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

On December 17, 2014, we entered into the Registration Rights Agreement with the investors that participated in the Private Placement. Pursuant to the terms of the Registration Rights Agreement, we agreed to file with the SEC, within 90 days following December 17, 2014, a registration statement to register for resale all of the 6,779,510 shares of our common stock issued in the Private Placement, as well as an additional 20,000,000 shares of our common stock which we issued to former stockholders of Pieris GmbH in connection with the closing of the Acquisition, and an additional 542,360 shares of common stock issuable to holders of the Placement Warrants. We have also agreed to use commercially reasonable efforts to have the registration statement declared effective within 180 days following December 17, 2014. If the registration statement is not declared effective on or before the applicable effectiveness deadline or ceases to be effective during the required effectiveness period, except as permitted under the Registration Rights Agreement, we will be obligated pay to each selling stockholder an amount in cash equal to 1.0% of the value of such selling stockholder’s shares of outstanding common stock on every monthly anniversary of such failure and prorated for any portion of a month, until it is cured or all of such selling stockholder’s securities to be registered thereunder have been or may be sold without restriction pursuant to Rule 144. Furthermore, if we fail to timely file reports required to be filed by us pursuant to Section 13(a) or 15(d) under the Exchange Act, we will be obligated pay to each selling stockholder an amount in cash equal to 1.0% of the value of such selling stockholder’s shares of outstanding common stock. Notwithstanding the foregoing, we will not be obligated to make any such payments with respect to any of the securities to be registered thereunder that we are unable to register due to limits imposed by the SEC’s interpretation of Rule 415 promulgated under the Securities Act.

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

In July 2015, we issued and sold an aggregate of 10,302,736 shares of common stock at a price per share of $2.75 pursuant to a registration statement on Form S-1, for an aggregate purchase price of approximately $28.3 million. As part of the offering, OPI III and Associates III collectively purchased 500,000 shares of our common stock at the offering price of $2.75 per share.

Pieris GmbH

Except as described below and except for employment compensation, since January 1, 2014, there has not been, nor is there currently proposed, any transaction to which it was or is a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of Pieris GmbH’s total assets at year-end for the last two completed fiscal years, and in which any of its directors, executive officers, holders of more than 5% of any class of its voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

In 2001, Pieris GmbH entered into a consulting agreement with Dr. Arne Skerra, who was a member of the its supervisory board, pursuant to which Dr. Skerra provides advice regarding the use of new proteins for the purpose of research and development. For each of the years ended December 31, 2012, December 31, 2013 and December 31, 2014, Pieris GmbH paid Dr. Skerra €20,000 ($24,202) under the consulting agreement.

In July 2007, Pieris GmbH entered into a Research and Licensing Agreement with Technische Universität München, or TUM and the TUM License Agreement. The TUM License Agreement granted certain licenses and protective rights to Pieris GmbH related to Anticalin®-brand drug and lipocalin research and Anticalin technology developed by a research team led by Dr. Arne Skerra, who is employed by TUM as Chair of Biological Chemistry. For these licenses and rights, Pieris GmbH paid TUM €15,000 ($18,152) in 2012 and €50,000 ($60,505) in 2013, as well as additional payments of €102,000 ($123,430) in 2012 and €25,500 ($30,858) in 2013 for the research conducted in subsequent project stages. No payments were made for such licenses and rights or any other payments in 2014.

Pieris GmbH is the project coordinator and a participant of the European Consortium for Anticalin® proteins as next generation high-affinity protein therapeutics, or EUROCALIN, collaborative research project, a drug development collaboration among ten distinct companies and academic institutions across Europe funded in large part by the European Commission under its FP7 HEALTH program pursuant to a Consortium Agreement dated November 21, 2011, or the Consortium Agreement, and the Grant Agreement No. 278408 dated November 21, 2011, or the FP7 Grant Agreement. EUROCALIN received a €6.0 million ($7.3 million) grant from the European Union in 2011. TUM is also a member of the EUROCALIN consortium and is entitled to payments under the FP7 Grant Agreement. Pursuant to the FP7 Grant Agreement, in 2012 and 2013, Pieris GmbH, as project coordinator, paid TUM €62,900 ($76,115) and €65,400 ($79,141), respectively, out of the grant funds. No grant funds were dispensed to TUM in 2014.

In November 2012, Pieris GmbH entered into the 2012 Bridge Loan. In connection with the financing, Pieris GmbH received (i) €492,113 ($595,506) from OPI III, (ii) €4,687 ($5,672) from Associates III, (iii) €421,015 ($509,470) from Gilde Europe Food & Agribusiness Fund B.V., or Gilde, (iv) €219,225 ($265,284) from Coöperatieve AAC LS U.A. (Forbion), or Forbion, (v) €252,173 ($305,154) from The Global Life Science Ventures Funds II GmbH & Co. KG i.L., or Global Life KG, (vi) €196,145 ($237,355) from The Global Life Science Ventures Fund II LP, an affiliate of Global Life KG, or Global Life LP, (vii) €199,606 ($241,543) from

Novo Nordisk A/S, or Novo, and (viii) €164,751 ($199,365) from BioM AG, or BioM. The 2012 Bridge Loan accrued interest at a rate of 12% per year and had a maturity date of December 31, 2013, after which the loan amounts began to accrue interest at a rate of 18% per year. In 2012, Pieris GmbH accrued interest in the amounts of €3,445 ($4,169), €33 ($40), €3,368 ($4,076), €1,461 ($1,768), €1,008 ($1,220), €0 ($0), €1,397 ($1,691) and €1,373 ($1,661) under the loans to OPI III, Associates III, Gilde, Forbion, Global Life KG, Global Life LP, Novo and BioM, respectively. In 2013, Pieris GmbH accrued interest in the amounts of €59,054 ($71,461), €562 ($680), €50,522 ($61,137), €26,307 ($31,834), €30,261 ($36,619), €23,537 ($28,482), €23,953 ($28,986) and €19,770 ($23,924) to OPI III, Associates III, Gilde, Forbion, Global Life KG, Global Life LP, Novo and BioM, respectively. BioM Venture Capital GmbH & Co. KG, or BioM Venture, who, as of the date of execution of the 2012 Bridge Loan was a holder of more than 5% of the outstanding capital stock of Pieris GmbH, is an affiliate of BioM. As of the date of execution of the 2012 Bridge Loan, Forbion was a holder of more than 5% of the outstanding capital stock of Pieris GmbH.

In March 2014, the 2012 Bridge Loan was amended. Pursuant to the terms of the amendment, (i) the outstanding amount under the 2012 Bridge Loan was reduced by a $400,000 payment to the holders under the 2012 Bridge Loan and (ii) the maturity date was extended to December 31, 2015. Due to the extension, interest under the amended facility accrued at a rate of 12% per year. In connection with the amended financing, Pieris GmbH had total repayment amounts due of (i) $98,423 from OPI III, (ii) $937 from Associates III, (iii) $84,203 from Gilde, (iv) $43,845 from Forbion, (v) $50,435 from Global Life KG, (vi) $39,229 from Global Life LP, (vii) $39,921 from Novo, and (viii) $32,950 from BioM. BioM Venture and Forbion, as of the date of execution of the amendment, were holders of more than 5% of the outstanding capital stock of Pieris GmbH. Immediately prior to the 2014 Series C Financing, as defined below, there was €2,000,000 ($2,420,200) outstanding under the 2012 Bridge Loan, as amended. As of December 17, 2014 and pursuant to the terms of the 2014 Series C Financing under which the outstanding indebtedness was converted to equity, there were no amounts outstanding under the 2012 Bridge Loan, as amended.

In April 2014, Pieris GmbH entered into a second bridge loan agreement, or the 2014 Bridge Loan, with certain of its stockholders pursuant to which it received a commitment for financing in the aggregate amount of €2,000,000 ($2,420,200), which loan amounts, if called by Pieris GmbH, would be convertible into shares of Pieris GmbH after the maturity date or upon the occurrence of certain events. The 2014 Bridge Loan included two tranches of available financing: (i) Tranche A of €1,500,000 ($1,815,150) and (ii) Tranche B of €500,000 ($605,050). The Tranche A financing commitment consisted of commitments of (i) €598,400 ($724,124) from OPI III, (ii) €3,751 ($4,539) from Associates III, (iii) €149,705 ($181,158) from Novo, (iv) €126,560 ($153,150) from Global Life KG, (v) €98,440 ($119,122) from Global Life LP, (vi) €225,000 ($272,273) from Gilde, (vii) €97,500 ($117,985) from Forbion, (viii) €150,000 ($181,515) from Baytech Venture Capital GmbH & Co. KG, or Baytech, and (ix) €10,310 ($12,476) from BioM. The Tranche B financing commitment consisted of (i) €199,497 ($241,411) from OPI III, (ii) €1,250 ($1,513) from Associates III, (iii) €49,902 ($60,386) from Novo, (iv) €42,197 ($51,063) from Global Life KG, (v) €32,813 ($39,707) from Global Life LP, (vi) €75,000 ($90,758) from Gilde, (vii) €32,500 ($39,328) from Forbion, (viii) €50,000 ($60,505) from Baytech and (ix) €10,310 ($12,476) from BioM. Forbion, BioM Venture and Baytech, as of the date of execution of the 2014 Bridge Loan, were holders of more than 5% of the outstanding capital stock of Pieris GmbH. In June 2014, Pieris GmbH borrowed 67% of Tranche A, which equals €1,000,000 ($1,210,100). The amount borrowed consisted of funds of (i) €398,993 ($482,821) from OPI III, (ii) €2,501 ($3,026) from Associates III, (iii) €99,803 ($120,772) from Novo, (iv) €84,373 ($102,100) from Global Life KG, (v) €65,627 ($79,415) from Global Life LP, (vi) €150,000 ($181,515) from Gilde, (vii) €65,000 ($78,657) from Forbion, (viii) €100,000 ($121,010) from Baytech, and (ix) €6,873 ($8,317) from BioM. Loan amounts outstanding under the 2014 Bridge Loan accrued interest at a rate of 12% per year and had a maturity date of December 31, 2015, after which the loan amounts would accrue interest at a rate of 18% per year. Immediately prior to the 2014 Series C Financing, as defined below, there was €1,000,000 ($1,210,100) outstanding under the 2014 Bridge Loan. In September 2014 and in connection with the 2014 Series C Financing, the stockholder parties to the 2014 Bridge Loan invested the remaining €1,000,000 ($1,210,100) commitment under the bridge loan in cash directly in the 2014 Series C Financing, including funds of (i) €398,994 ($482,823) from OPI III, (ii) €2,500 ($3,025) from Associates III,

(iii) €99,803 ($120,772) from Novo, (iv) €84,373 ($102,100) from Global Life KG, (v) €65,627 ($79,415) from Global Life LP, (vi) €150,000 ($181,515) from Gilde, (vii) €65,000 ($78,657) from Forbion, (viii) €100,000 ($121,010) from Baytech, and (ix) €6,874 ($8,318) from BioM, which was treated as new investment under the 2014 Series C Financing, or the Convertible Cash Investment. As of December 17, 2014 and pursuant to the 2014 Series C Financing under which the outstanding indebtedness was converted to equity, there were no amounts outstanding under the 2014 Bridge Loan.

On October 10, 2014, Pieris GmbH entered into an investment agreement and consolidated shareholders’ agreement, each dated October 10, 2014, pursuant to which (i) the aggregate outstanding amounts under the 2012 Bridge Loan, as amended, and 2014 Bridge Loan of €3,000,000 ($3,630,300) were converted into shares of Series C Preferred Stock of Pieris GmbH and (ii) Pieris GmbH received a cash investment, including the Convertible Cash Investment, in the aggregate amount of €5,970,149 ($7,224,477) in consideration for shares of Pieris GmbH’s Series C Preferred Stock, or the 2014 Series C Financing.

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

The cash investment portion of the 2014 Series C Financing provided for two tranches of available financing. The first tranche consisted of a cash investment of €3,552,646 ($4,299,057) and the second tranche consisted of a cash investment of €1,417,503 ($1,715,320). In addition, the cash investment portion of the 2014 Series C Financing included €1,000,000 ($1,210,100) from the Convertible Cash Investment as described above. In October to November 2014, the first tranche of the 2014 Series C Financing was consummated, consisting of an issuance of an aggregate of 1,629,469 shares of Series C Preferred Stock, including funds of (i) €2,218,972 ($2,685,178) from OPI III, (ii) €19,843 ($24,012) from Associates III, (iii) €150,000 ($181,515) from Gilde, (iv) €65,000 ($79,657) from Forbion, (v) €84,373 ($102,100) from Global Life KG, (vi) €65,627 ($79,415) from Global Life LP, (vii) €99,803 ($120,772) from Novo, (viii) €6,874 ($8,318) from BioM, (ix) €275,000 ($332,778) from Baytech and (x) €1,492,537 ($1,806,119) from Cadila Healthcare Limited, or Zydus. In November to December 2014, the second tranche of the 2014 Series C Financing was consummated, consisting of the issuance of an aggregate of 234,877 shares of Series C preferred stock including funds of €579,861 ($701,690) from Mark N. Tompkins. Forbion, BioM Venture, Baytech and Zydus, as of the date of execution of the 2014 Series C Financing, were holders of more than 5% of the outstanding capital stock of Pieris GmbH.

In the aggregate, as of April 29, 2015, Pieris GmbH has received approximately €51.7 million ($62.6 million) in equity investments from its stockholders as follows: (i) in 2001, seed round financing of €0.6 million ($.7 million); (ii) in 2002, two tranches of Series A financing in an aggregate amount of approximately €12.2 million ($14.8 million); (iii) in 2006, Series A-1 financing of approximately €4.9 million ($5.9 million), (iv) in 2008, two tranches of Series B financing in an aggregate of approximately €25.0 million ($30.3 million) and (v) the 2014 Series C Financing of approximately €9.0 million ($10.9 million). Our stockholders have invested in these activities in the following aggregate amounts: (i) approximately €13.1 million ($15.9 million) from OPI III and Associates III; (ii) approximately €8.0 million ($9.7 million) from Global Life KG and Global Life LP; (iii) approximately €7.9 million ($9.6 million) from Gilde; (iv) approximately €5.4 million ($6.5 million) from Novo; (v) approximately €4.8 million ($5.8 million) from Forbion; (vi) approximately €3.4 million ($4.1 million) from Baytech; (vii) an aggregate of approximately €2.7 million ($3.3 million) from Bio M and BioM Venture, an affiliate of BioM, (viii) approximately €1.5 million ($1.8 million) from Zydus, and (ix) approximately €0.6 million ($0.7 million) from Mark N. Tompkins. Other stockholders invested in aggregate approximately €4.4 million ($5.3 million).

Each of OPI III, Gilde, Forbion, Global Life KG, Global Life LP, Novo, Baytech and Zydus was a holder of more than 5% of the outstanding capital stock of Pieris GmbH prior to the closing of the Acquisition, and each of OPI III, Gilde, Forbion, Global Life KG, Novo, Zydus and Mark N. Tompkins was a holder of more than 5% of the outstanding capital stock of Pieris as of December 17, 2014 giving effect to the Acquisition. After giving effect to the Private Placement and as of April 29, 2015, each of OPI III, Gilde, Global Life KG, Novo, Mark N. Tompkins and Fundamental Strategies is a holder of more than 5% of the outstanding capital stock of Pieris. Former members of the supervisory board of Pieris GmbH are associated with these 5% stockholders as follows: Dr. Michael Sheffery is a Partner Emeritus at OrbiMed Advisors LLC, which is the general partner of Associates III and the sole managing member of OPI III, Dr. Hans A. Küpper is a managing director of The Global Life Sciences Ventures GmbH, which is the general partner of Global Life KG and advisor to Global Life LP, and Edwin de Graaf is the managing director of Glide Healthcare Holding B.V., the parent company of Gilde Agribusiness Management B.V., the manager of Gilde. Further, Chau Khuong, a current member of our Board of Directors and a member of the supervisory board of Pieris GmbH, is also an employee of OrbiMed Advisors LLC. Last, in October 2013, Pieris GmbH entered into a development and license agreement with Zydus for the preclinical development of PRS-110, pursuant to which Pieris GmbH shares certain commercial rights to PRS-110 with Zydus. For more information about the Zydus agreement, see “Item 1. Business—Strategic Partnerships”.

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

Director Independence

In connection with the closing of the Acquisition, our Board of Directors undertook a review of the composition of our Board of Directors and independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that Chau Khuong, Jean-Pierre Bizzari, Michael Richman and Steven Prelack would qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2). Stephen S. Yoder would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he currently serves as our Chief Executive Officer. In making such determinations, our Board of Directors considered the relationships that each of our non-employee directors has with our company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table presents fees for professional audit services rendered by E&Y for the audit of the Company’s annual financial statements for the years ended December 31, 2015 and December 31, 2014, and fees billed for other services rendered by E&Y during those periods.

	2015	2014
Audit fees: (1)	$396,873	$320,331
Audit related fees: (2)	5,104	5,855
Tax fees:	—	—
All other fees:	—	—

Total	$401,977	$326,186

(1)	Audit fees consisted of audit work performed on the annual financial statements, review of quarterly financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as the provision of consents in connection with the filing of registration statements, Current Reports on Form 8-K and related amendments and statutory audits.
(2)	Audit related fees consisted principally of fees relating to an audit for Pieris GmbH regarding the FP7 Grant Agreement, which is described in more detail under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

None of the services set forth above in the category audit related fees were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimis amount of non-audit services after the fact but before completion of the audit), as all such services were performed by E&Y for Pieris GmbH prior to the engagement of E&Y by the Company and prior to the formation of the Audit Committee in December 2014.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements” on page F-1 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Acquisition Agreement, dated as of December 17, 2014, by and among the Registrant, Pieris AG and the former stockholders of Pieris AG named therein		Form 8-K (Exhibit 2.1)	December 18, 2014	333-190728

3.1	Amended and Restated Articles of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	December 18, 2014	333-190728

3.2	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	December 18, 2014	333-190728

4.1	Form of Common Stock certificate		Form 8-K (Exhibit 4.1)	December 18, 2014	333-190728

4.2	Form of Common Stock certificate	*

10.1	2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	December 18, 2014	333-190728

10.2	Form of Stock Option Award Agreement under the Registrant’s 2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.2)	December 18, 2014	333-190728

10.3	Collaboration Agreement by and between Pieris AG and Allergan Sales, LLC, dated as of August 21, 2009	±	Form 8-K (Exhibit 10.3)	December 18, 2014	333-190728

10.4	Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur SA, dated as of September 24, 2010	±	Form 10-K (Exhibit 10.4)	March 30, 2014	333-190728

10.5	First Letter Agreement to Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur SA, dated as of February 20, 2013	±	Form 8-K (Exhibit 10.5)	December 18, 2014	333-190728

10.6	Side Agreement to the Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur Inc., dated as of January 19, 2015	±	Form S-1 (Exhibit 10.6)	February 2, 2015	333-202123

10.7	Collaboration Research and Technology Licensing Agreement by and between Pieris AG and Daiichi Sankyo Company Limited, dated as of May 31, 2011	±	Form 10-K (Exhibit 10.7)	March 30, 2014	333-190728

10.8	Development and License Agreement by and between Pieris AG and Cadila Healthcare Limited, dated as of October 7, 2013	±	Form 10-K (Exhibit 10.8)	March 30, 2014	333-190728

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.9	Joint Development and License Agreement by and between Pieris AG and Stelis BioPharma Private Limited, dated as of November 21, 2013	±	Form 10-K (Exhibit 10.9)	March 30, 2014	333-190728

10.10	Research and Licensing Agreement by and between Pieris AG and Technische Universität München, dated as of July 26, 2007	±	Form 10-K (Exhibit 10.10)	March 30, 2014	333-190728

10.11	Research Collaboration and License Agreement by and among the Registrant, Pieris GmbH, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., dated as of December 8, 2015	*@

10.12	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers	#	Form 8-K (Exhibit 10.10)	December 18, 2014	333-190728

10.13	Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of August 30, 2009	#	Form 8-K (Exhibit 10.11)	December 18, 2014	333-190728

10.14	Amendment to Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of March 12, 2012	#	Form 8-K (Exhibit 10.12)	December 18, 2014	333-190728

10.15	Amended and Restated Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.13)	December 18, 2014	333-190728

10.16	Acknowledgement and Waiver Agreement by and between Pieris AG and Stephen S. Yoder, dated as of December 12, 2014	#	Form 8-K (Exhibit 10.14)	December 18, 2014	333-190728

10.17	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.15)	December 18, 2014	333-190728

10.18	Management Agreement by and between Pieris AG and Claus Schalper, dated as of February 6, 2008	#	Form 8-K (Exhibit 10.16)	December 18, 2014	333-190728

10.19	Consulting Agreement by and between Pieris AG and Claus Schalper, dated as of July 9, 2013	#	Form 8-K (Exhibit 10.17)	December 18, 2014	333-190728

10.20	Employment Agreement by and between Pieris AG and Dr. Ulrich Moebius, dated as of June 26, 2013	#	Form 8-K (Exhibit 10.18)	December 18, 2014	333-190728

10.21	Amendment to Employment Agreement by and between Pieris AG and Dr. Ulrich Moebius, dated as of January 28, 2014	#	Form 8-K (Exhibit 10.19)	December 18, 2014	333-190728

10.22	Amendment to Employment Agreement by and between Pieris AG and Dr. Ulrich Moebius, dated as of October 21, 2014	#	Form 8-K (Exhibit 10.20)	December 18, 2014	333-190728

10.23	Management Agreement by and between Pieris AG and Dr. Laurent Audoly, dated as of May 18, 2010	#	Form 8-K (Exhibit 10.20)	December 18, 2014	333-190728

10.24	Consulting Agreement by and between Pieris AG and Danforth Advisors, LLC, effective as of November 19, 2014	#	Form 8-K (Exhibit 10.22)	December 18, 2014	333-190728

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.25	Employment Agreement by and between the Registrant and Darlene Deptula-Hicks, dated as of August 27, 2015	#	Form 10-Q (Exhibit 10.2)	November 11, 2015	001-37471

10.26	Employment Agreement by and between the Registrant and Louis A. Matis, M.D., dated as of July 20, 2015	#	Form 10-Q (Exhibit 10.1)	November 11, 2015	001-37471

10.27	Lease Agreement by and between Pieris AG and Födergesellschft IZB mbH, dated as of May 4, 2011		Form 8-K (Exhibit 10.23)	December 18, 2014	333-190728

10.28	Agreement of Sublease by and between Berenberg Capital Markets LLC and the Registrant, dated as of August 27, 2015		Form 10-Q (Exhibit 10.3)	November 11, 2015	001-37471

10.29	Convertible Bridge Loan Agreement by and among Pieris AG and the Stockholder parties listed therein, dated as of November 12, 2012		Form 8-K (Exhibit 10.24)	December 18, 2014	333-190728

10.30	Amendment to Convertible Bridge Loan Agreement by and among Pieris AG and the Stockholders listed therein, dated as of March 4, 2014		Form 8-K (Exhibit 10.25)	December 18, 2014	333-190728

10.31	Participation Agreement (silent partnership agreement) between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated May 13, 2003		Form 8-K (Exhibit 10.26)	December 18, 2014	333-190728

10.32	Repayment Agreement by and between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated as of April 3, 2014		Form 8-K (Exhibit 10.27)	December 18, 2014	333-190728

10.33	Settlement Agreement (Accelerated Repayment Agreement) by and between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated as of December 11, 2014		Form 8-K (Exhibit 10.28)	December 18, 2014	333-190728

10.34	Convertible Bridge Loan Agreement by and among Pieris AG and the Stockholders listed on Exhibit A thereto, dated as of April 14, 2014		Form 8-K (Exhibit 10.29)	December 18, 2014	333-190728

10.35	Consolidated Shareholders’ Agreement 2014, Pieris AG, Freising, Germany, by and among Pieris AG and the Stockholders party thereto, dated October 10, 2014		Form 8-K (Exhibit 10.30)	December 18, 2014	333-190728

10.36	Investment Agreement, Pieris AG, Freising, Germany, by and among Pieris AG, Stephen Yoder and the Existing Shareholders party thereto, dated October 10, 2014		Form 8-K (Exhibit 10.31)	December 18, 2014	333-190728

10.37	Agreement, by and among Pieris AG and the Stockholders party thereto, dated December 5, 2014		Form 8-K (Exhibit 10.32)	December 18, 2014	333-190728

10.38	Split-Off Agreement, by and among the Registrant, Marika Enterprises Inc. and Aleksandrs Sviks, dated December 17, 2014		Form 8-K (Exhibit 10.33)	December 18, 2014	333-190728

10.39	General Release Agreement, by and among the Registrant, Marika Enterprises Inc. and Aleksandrs Sviks, dated December 17, 2014		Form 8-K (Exhibit 10.34)	December 18, 2014	333-190728

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.40	Form of Securities Purchase Agreement, dated December 17, 2014, by and among Pieris Pharmaceuticals, Inc. and the Purchasers		Form 8-K (Exhibit 10.1)	December 23, 2014	333-190728

10.41	Form of Registration Rights Agreement, dated December 17, 2014, by and among Pieris Pharmaceuticals, Inc. and the investors party thereto		Form 8-K (Exhibit 10.2)	December 23, 2014	333-190728

10.42	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by Pieris Pharmaceuticals, Inc.		Form 8-K (Exhibit 10.3)	December 23, 2014	333-190728

14.1	Corporate Code of Ethics and Conduct and Whistleblower Policy		Form 10-K (Exhibit 14.1)	March 30, 2014	333-190728

21.1	List of Subsidiaries

31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*

31.2	Certification of Darlene Deptula-Hicks, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*

32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350	**

32.2	Certification of Darlene Deptula-Hicks, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith
**	Furnished herewith

±	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
@	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC
#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: March 23, 2016	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Yoder Stephen S. Yoder	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2016

/s/ Darlene Deptula-Hicks Darlene Deptula-Hicks	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 23, 2016

/s/ Chau Khuong Chau Khuong	Chairman of the Board of Directors	March 23, 2016

/s/ Jean-Pierre Bizzari Jean-Pierre Bizzari	Director	March 23, 2016

/s/ Michael Richman Michael Richman	Director	March 23, 2016

/s/ Steven Prelack Steven Prelack	Director	March 23, 2016

PIERIS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pieris Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Pieris Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pieris Pharmaceuticals, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Dr. Napolitano	/s/ Christ
Wirtschaftsprüfer	Wirtschaftsprüfer
[German Public Auditor]	[German Public Auditor]

Ernst & Young GmbH

Wirtschaftsprüfungsgesellschaft

Munich, Germany

March 23, 2016

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$29,349,124	$18,474,211
Prepaid expenses and other current assets	2,311,385	1,331,214

Total current assets	31,660,509	19,805,425

Property and equipment, net	2,162,771	2,052,221
Other non-current assets	126,781	—

Total assets	$33,950,061	$21,857,646

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,058,536	$1,260,015
Accrued expenses and other current liabilities	1,739,380	986,620
Bank loan, including accrued interest, current portion	—	1,270,605

Total current liabilities	2,797,916	3,517,240

Accrued expenses and other non-current liabilities	23,852	333,988

Total liabilities	2,821,768	3,851,228

Stockholders’ equity:
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 39,833,023 and 29,279,522 shares issued and outstanding at December 31, 2015 and 2014	39,833	29,280
Additional paid-in capital	112,226,723	84,627,283
Accumulated other comprehensive loss	(1,272,574)	(843,097)
Accumulated deficit	(79,865,689)	(65,807,048)

Total stockholders’ equity	31,128,293	18,006,418

Total liabilities and stockholders’ equity	$33,950,061	$21,857,646

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014
Revenue	$2,931,931	$5,365,054
Operating expenses
Research and development	8,244,751	5,600,421
General and administrative	8,368,215	6,962,891

Total operating expenses	16,612,966	12,563,312

Loss from operations	(13,681,035)	(7,198,258)
Interest expense, net	(184,645)	(2,654,727)
Other income/(expense), net	10,905	3,003

Loss before income taxes	(13,854,775)	(9,849,982)
Provision/(benefit) for income tax	203,866	(18)

Net Loss	$(14,058,641)	$(9,849,964)

Net loss per share
Basic and diluted	$(0.41)	$(0.71)

Weighted average number of common shares outstanding
Basic and diluted	34,392,636	13,872,390

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years ended December 31,
	2015	2014
Net loss	$14,058,641	$9,849,964
Other comprehensive (loss)/income components:
Foreign currency translation	(429,477)	113,176

Total other comprehensive (loss)/income	(429,477)	113,176

Comprehensive loss	$14,488,118	$9,736,788

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common shares		Additional paid-in capital	Receivable from issuance of shares	Accumulated other comprehensive loss	Accumulated deficit	Total equity
	No. of shares	Share capital
Balance as of January 1, 2014	11,828,975	$11,829	$57,608,336	$(121,801)	$(956,273)	$(55,957,084)	$585,007
Net loss	—	—	—	—	—	(9,849,964)	(9,849,964)
Foreign currency translation adjustment	—	—	—	—	113,176	—	113,176
Beneficial conversion feature	—	—	2,236,583	—	—	—	2,236,583
Series C share conversion	5,008,870	5,009	4,254,096	121,801	—	—	4,380,906
Issuance of series C cash shares net $100,820 in offering costs	5,662,167	5,662	7,336,414	—	—	—	7,342,076
Issuance of Common Stock net $1,595,832 in offering costs	6,779,510	6,780	11,956,408	—	—	—	11,963,188
Stock based compensation expense	—	—	571,382	—	—	—	571,382
Issuance of warrants	—	—	664,064	—	—	—	664,064

Balances as of December 31, 2014	29,279,522	29,280	84,627,283	—	(843,097)	(65,807,048)	18,006,418
Net loss	—	—	—	—	—	(14,058,641)	(14,058,641)
Foreign currency translation adjustment	—	—	—	—	(429,477)	—	(429,477)
Stock based compensation expense	—	—	1,164,633	—	—	—	1,164,633
Issuance of restricted shares	150,000	150	446,250	—	—	—	446,400
Issuance of consulting shares	95,765	95	224,905	—	—	—	225,000
Issuance of Common Stock net $2,568,565 in offering costs	10,302,736	10,303	25,753,657	—	—	—	25,763,960
Options exercised	5,000	5	9,995	—	—	—	10,000

Balance as of December 31, 2015	39,833,023	$39,833	$112,226,723	$—	$(1,272,574)	$(79,865,689)	$31,128,293

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
Operating activities:
Net loss	$(14,058,641)	$(9,849,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	307,906	366,979
Non-cash interest expense	—	2,589,025
Stock-based compensation	1,164,633	571,382
Non-cash restricted shares	446,400	—
Non-cash consulting shares	225,000	—
Warrants issued in Private Placement	—	664,064
Changes in operating assets and liabilities:
Restricted cash	—	70,026
Trade accounts receivable	—	465,385
Prepaid expenses and other assets	(1,256,151)	(921,587)
Trade accounts payable	(90,924)	1,115,987
Accrued expenses and other liabilities	556,297	(136,997)

Net cash used in operating activities	(12,705,480)	(5,065,700)
Investing activities:
Purchase of property and equipment	(620,747)	(267,406)

Net cash used in investing activities	(620,747)	(267,406)
Financing activities:
Proceeds from exercise of options	10,000	—
Issuance of Common Stock, net of issuance costs	25,763,960	11,963,188
Issuance of Preferred Stock—series C, net of issuance costs	—	7,342,076
Proceeds from convertible stockholder loan	—	1,210,100
Repayment of debt	(1,157,940)	(181,515)

Net cash provided by financing activities	24,616,020	20,333,849

Effect of exchange rate change on cash and cash equivalents	(414,880)	(215,914)
Net increase in cash and cash equivalents	10,874,913	14,784,829
Cash and cash equivalents at beginning of year	18,474,211	3,689,382

Cash and cash equivalents at end of year	$29,349,124	$18,474,211

Supplemental cash flow disclosures:
Cash paid for interest	$206,269	$71,757
Cash paid for income taxes	$203,866	$—
Noncash investing and Financing Activities:
Conversion from debt to equity	$—	$4,380,906

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Corporate Information

Pieris Pharmaceuticals, Inc. was founded in May 2013 and is a holding company. On December 17, 2014 Pieris Pharmaceuticals GmbH (“Pieris GmbH”) (formerly Pieris AG, a German company which was founded in 2001 by Prof. Dr. Arne Skerra, Professor at the Technical University of Munich, Germany, and Claus Schalper) became a wholly owned subsidiary of Pieris Pharmaceuticals, Inc., which was previously named Marika Inc. pursuant to a share exchange transaction (the “Acquisition”). For further information on the Acquisition refer to Note 3 Acquisition. The registered office of Pieris Pharmaceuticals, Inc. and the corporate headquarter is located in Boston, MA and the research facility of Pieris GmbH is located in Freising-Weihenstephan, Germany. Pieris Australia Pty Ltd., a wholly owned subsidiary of Pieris GmbH, was formed on February 14, 2014 to conduct research and development in Australia.

Effective as of August 26, 2015 and with notification from the Amtsgericht München as of September 29, 2015 Pieris AG was transformed to Pieris GmbH as a result of a change in the legal entity, Pieris Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively “Pieris” or the “Company”) is a clinical-stage biopharmaceutical company that discovers and develops Anticalin® based drugs to target validated disease pathways in a unique and transformative way.

The Company’s pipeline includes, among other programs, an immuno-oncology multi-specific tailored for the tumor micro-environment, an inhaled Anticalin to treat uncontrolled asthma and a half-life-optimized Anticalin to treat anemia.

The Company’s core Anticalin® technology and platform was developed in Germany, and the Company has partnership arrangements with major multi-national pharmaceutical companies headquartered in the U.S., Europe and Japan and with regional pharmaceutical companies headquartered in India.

2.	Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements of Pieris Pharmaceuticals, Inc. and its wholly owned subsidiaries were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications

For comparability purposes, certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period’s presentation within the consolidated balance sheets and consolidated statements of cash flows.

Use of Estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition, deferred tax assets, liabilities and valuation allowances, fair value of stock options and various accruals. Management evaluates its estimates on an ongoing basis. Actual results and outcomes could differ materially from management’s estimates, judgments and assumptions.

Foreign Currency Translation

The financial statements of Pieris’ foreign subsidiaries are translated from local currency into reporting currency, which is U.S. dollars, using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate prevailing during the period for revenues and expenses. The functional currency for Pieris’ foreign subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these subsidiaries are included in accumulated other comprehensive loss within stockholders’ equity.

Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as other income (expense), net in the consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash on deposit in banks and other cash invested temporarily in money-market funds that are highly liquid and have an original maturity of less than 90 days at the date of purchase.

The Company held $17,302 in restricted cash as of December 31, 2015. There was no restricted cash as of December 31, 2014. Such bank balances in 2015 related to prepayments received by the Company pursuant to EU grants under the EUROCALIN program (see Note 4 Revenue). These amounts were restricted to cover future obligations to members of the EUROCALIN consortium; they were not available for use by the Company.

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

Cash equivalents recorded by Pieris consist of highly liquid money market funds and are measured at fair value on a recurring basis. These funds are classified as Level 1 because they are valued using quoted prices for the periods ended December 31, 2015 and December 31, 2014. The carrying amounts of zero and $4.8 million as of December 31, 2015 and December 31, 2014, respectively, equal the fair value of the cash equivalents.

The Company’s debt instruments are classified as Level 2. The fair value of these instruments was determined using the discounted cash flow method based on contractual cash flows and the current rate at which debt with similar terms could be issued. There are no remaining debt instruments as of December 31, 2015. The fair values for these debt instruments approximated carrying values as of December 31, 2014.

All of other current assets and current liabilities on our consolidated balance sheets approximate their respective carrying amounts.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that subject Pieris to concentrations of credit risk include cash and cash equivalents and trade accounts receivable. Pieris maintains cash and cash equivalents with various major financial institutions. Pieris maintains deposits and owns money market funds only in highly rated financial institutions to minimize the credit risk from the financial institutions. There were no money market funds held at December 31, 2015. Management periodically reviews the credit standing of these financial institutions and believes that Pieris is not exposed to significant credit risk from the institutions in which those deposits are held and through which money-market funds are owned at December 31, 2014.

As of December 31, 2015 and December 31, 2014, respectively, Pieris has no trade accounts receivable. See Note 4 Revenue, for additional information regarding Pieris’s collaboration agreements.

Pieris relies on third parties to conduct preclinical and clinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, Pieris may not be able to obtain regulatory approval for Pieris´s drug candidates and Pieris’s business could be substantially impacted. Furthermore, Pieris is exposed to the risks associated with third parties formulating and manufacturing its preclinical and clinical drug supplies and any approved product candidates. The development and commercialization of any of its drug candidates could be stopped, delayed or made less profitable if those third parties fail to provide Pieris with sufficient quantities of such drug candidate or fail to do so at acceptable quality levels, including in accordance with applicable regulatory requirements and prices.

In line with such third-party risk, Pieris depends significantly on the Research and Licensing Agreement (or the “TUM License Agreement”) with Technische Universität München “TUM” or “Technical University Munich”), under which certain intellectual property rights are exclusively licensed to Pieris. In the event that the TUM License Agreement is terminated by TUM, Pieris would be significantly hampered in its efforts to develop and commercialize, as well as to sub-license, the drug candidates covered by such exclusive license.

Trade Accounts Receivable

Trade accounts receivable are recorded net of allowances for doubtful accounts and represent amounts due from third parties and collaboration partners. Management monitors and evaluates collectability of receivables on an ongoing basis and considers whether an allowance for doubtful accounts is necessary. Management determined that no such reserve is needed as of December 31, 2015 and 2014 as there were no accounts receivables on the consolidated balance sheets. Historically, Pieris has not had collectability issues with third parties and collaboration partners.

Property and Equipment

Property and equipment are recorded at acquisition cost, less accumulated depreciation and impairment. Depreciation on property and equipment is calculated using the straight-line method over the remaining estimated useful lives of the assets. Maintenance and repairs to these assets are charged to expenses as occurred. The estimated useful life of the different groups of property and equipment is as follows:

Asset Classification	Estimated useful life (in years)
Leasehold improvements	shorter of useful life or remaining life of the lease
Laboratory equipment	1 - 14
Office and computer equipment	1 - 15

Impairment of Long-lived Assets

Pieris reviews its long-lived assets to be held and used for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Pieris evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Pieris believes that, as of each of the balance sheets presented, none of Pieris’ long-lived assets were impaired.

Revenue Recognition

Pieris has entered into several licensing and development agreements with collaboration partners for the development of Anticalin® therapeutics against a variety of targets in diseases and conditions. The terms of these agreements contain multiple elements and deliverables, which may include (i) licenses, or options to obtain licenses, to Pieris’s Anticalin technology and (ii) research activities to be performed on behalf of the collaborative partner. Payments to Pieris under these agreements may include upfront fees (which include license and option fees), payments for research activities, payments based upon the achievement of certain milestones and royalties on product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that could result in material financial consequences to Pieris. Pieris follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition—Multiple-Element Arrangements and ASC Topic 605-28, Revenue Recognition—Milestone Method in accounting for these agreements.

Multiple-Element Arrangements

When evaluating multiple-element arrangements, Pieris identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting based on whether the delivered element has stand-alone value to the collaborator or if the arrangement includes a general right of return for delivered items.

The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units of accounting. Pieris has used best estimate of selling price methodology to estimate the selling price for licenses and options to acquire additional licenses to its proprietary technology because Pieris does not have Vendor Specific Objective Evidence or Third Party Evidence of selling price for these deliverables. To determine the estimated selling price of a license to its proprietary technology, Pieris considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements, terms of previous collaborative agreements, similar agreements entered into by third parties, market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating Pieris’s best estimate of selling price, Pieris evaluates whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

Pieris typically receives upfront, nonrefundable payments when licensing its intellectual property in conjunction with a research and development agreement. In determining the units of accounting, management evaluates whether the license has stand-alone value from the undelivered elements to the collaborative partner based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the stage of development of the license delivered, research capabilities of the partner and the availability of Anticalin® technology research expertise in the general marketplace.

When management believes the license to its intellectual property does not have stand-alone value from the other deliverables to be provided in the arrangement, Pieris generally recognizes revenue attributable to the license on a straight-line basis over Pieris’s contractual or estimated performance period, which is typically the term of

Pieris’s research and development obligations. When management believes the license to its intellectual property has stand-alone value, Pieris recognizes revenue attributed to the license upon delivery. The periods over which revenue should be recognized are subject to estimates by management and may change over the course of the research and development agreement. Such a change could have a material impact on the amount of revenue Pieris records in future periods.

The accounting treatment for options granted to collaborators is dependent upon the nature of the option granted to the collaborative partner. Options are considered substantive if, at the inception of an agreement, Pieris is at risk as to whether the collaborative partner will choose to exercise the options to secure additional licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the agreement without exercising the options, the cost to exercise the options relative to the total upfront consideration, and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options.

In arrangements where options to obtain additional licenses are considered substantive, Pieris determines whether the optional licenses are priced at a significant and incremental discount. If the prices include a significant and incremental discount, the option is considered a deliverable in the arrangement. However, if not priced at a discount, the elements included in the arrangement are considered to be only the non-contingent elements. When a collaborator exercises an option to acquire an additional license, the exercise fee that is attributed to the additional license and any incremental discount allocated at inception are recognized in a manner consistent with the treatment of up-front payments for licenses (i.e., license and research services). In the event an option expires un-exercised, any incremental discounts deferred at the inception of the arrangement are recognized into revenue upon expiration. For options that are non-substantive, the additional licenses to which the options pertain are considered deliverables upon inception of the arrangement, and Pieris applies the multiple-element revenue recognition criteria to determine accounting treatment. All of Pieris’s agreements with options have been determined to include substantive options.

Payments or reimbursements resulting from Pieris’s research and development efforts in multi-element arrangements in which Pieris’s research and development efforts are considered deliverable are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.

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

Pieris aggregates milestones into four categories (i) research milestones, (ii) development milestones, (iii) commercial milestones and (iv) sales milestones. Research milestones are typically achieved upon reaching certain success criteria as defined in each agreement related to developing an Anticalin® protein against the specified target. Development milestones are typically reached when a compound reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones are typically achieved when an approved pharmaceutical product reaches the status for commercial sale or certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount. Sales milestones are typically achieved when an approved pharmaceutical product exceed net sales as defined in each agreement.

For revenues from research, development and sales milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, such amounts are recognized entirely upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the period of performance. To date, Pieris has determined all milestones are substantive. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalty payments are recognized in revenues based on the timing of royalty payments earned in accordance with the agreements, which typically is the period when the relevant sales occur, assuming all other revenue recognition criteria are met.

Government Grants

Government grants are recognized when there is reasonable assurance that all conditions will be complied with and the grant will be received. As the government grants generally represent subsidies for specified activities, they are recognized when earned as revenue from grants.

Funds received that are not related to research and development expenses that have already been incurred, such as the EUROCALIN grant, are recorded as deferred revenue until such time that the related expenses have been incurred by Pieris or by one of the other members of the EUROCALIN consortium. At the time eligible expenses are incurred, the applicable portion of deferred revenue according to the respective funding rates is recorded as revenue from grants.

Research and Development

Research and development costs are charged to expense as incurred. Research and development expenses consist of expenses incurred in performing research and development activities which are directly attributable to the creation of Pieris’s Anticalin® class of biotherapeutics, including salaries and benefits; overhead expenses, including facilities expenses; materials and supplies; preclinical expenses; clinical trial and related clinical manufacturing expenses; depreciation of equipment; contract services; and other outside expenses. Legal fees incurred for patent application costs have been charged to expense and reported in research and development expenses.

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

From time to time the Company may receive tax credits in the form of cash in our Australian jurisdiction, irrespective of a tax liability. When a tax credit is due to us it is our policy to have that flow through operating expenses in the consolidated statements of operations, as this was where the original expense was recorded.

Stock-based Compensation

Pieris measures share-based payments in accordance with ASC Topic 718, Stock Compensation. Pieris records its stock-based compensation expense over the requisite service period. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. For employee options, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite period of the awards, less expense for estimated forfeitures.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option-pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility, risk free interest rate and forfeitures of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the years ended December 31, 2015 and 2014 was $1.87 and $1.30, respectively based on the following assumptions:

	Years Ended December 31,
	2015	2014
Risk free interest rate	1.47%-1.89%	1.77%
Expected term	5.0 – 6.1 years	5.6 – 5.8 years
Dividend yield	—	—
Expected volatility	72.65%-75.07%	74.66%

Expected volatility rates are based on historical volatility of the common stock of comparable publicly traded entities, and other factors due to the lack of historic information of the Company’s common stock. The expected life of stock-based options is the period of time for which the stock-based options are expected to be outstanding. Given the lack of historic exercise data, the expected life is determined using the “simplified method” which is defined as the midpoint between the vesting date and the end of the contractual term. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assesses the forfeiture rate on an annual basis and revises the rate when deemed necessary. Refer to Note 9 Stock-Based Compensation, for further information.

Pieris recorded stock-based compensation expense of $1.2 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively.

Total stock-based compensation expense was recorded in operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows:

	Years Ended December 31,
	2015	2014
Research and development	$379,066	$7,623
General and administrative	785,567	563,759

Total stock-based compensation	$1,164,633	$571,382

Warrants to Purchase Common Stock

Outstanding warrants are standalone instruments that are not puttable or mandatorily redeemable by the holder and are classified as equity awards. Pieris measures the fair value of the awards using the Black-Scholes option pricing model as of the measurement date using assumptions that are based on the individual characteristics of the warrants on the valuation date, as well as assumptions for future events, expected volatility, expected life, yield, and risk-free interest rate. Issued warrants are recorded at fair value as a reduction in additional paid-in capital of the common stock issued. Refer to Note 11 Warrants for further information.

Contingencies

Accruals are recorded for loss contingencies when it is probable that a liability has been incurred and the amount of the related loss can be reasonably estimated. Pieris evaluates, on a quarterly basis, developments in legal proceedings and other matters that could cause an increase or decrease in the amount of the liability that has been accrued previously. Considering facts known at the time of the assessment, Pieris determines whether potential losses are considered reasonably possible or probable and whether they are estimable. Based upon this assessment, Pieris carries out an evaluation of disclosure requirements and considers possible accruals in the financial statements.

Segment Reporting

Operating segments are identified as components of an enterprise where separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions on how to allocate resources and asses performance. Pieris operates as a single segment dedicated to the discovery and development of biotechnological applications and the Company’s chief operating decision maker (“CODM”) makes decisions based on the Company as a whole. The Company has determined that it´s CODM is its CEO.

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

Shares to be issued upon the exercise of the outstanding options and warrants excluded from the loss per share calculation amounted to 2.6 million for the year ended December 31, 2015 because the awards were anti-dilutive. There were no shares to be issued upon the exercise of the outstanding options and warrants excluded from the loss per share calculation for the year ended December 31, 2014.

Accumulated Other Comprehensive Loss

Changes to accumulated other comprehensive income as of December 31, 2015 were as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance—December 31, 2013	$(956,273)	$(956,273)
Current period other comprehensive loss	113,176	113,176
Balance—December 31, 2014	(843,097)	(843,097)
Current period other comprehensive loss	(429,477)	(429,477)

Balance—December 31, 2015	$(1,272,574)	$(1,272,574)

Recent Accounting Pronouncements

Adopted Standards for current period

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”(ASU 2015-17). The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company does not believe this ASU will have a material impact on its financial statements. The Company has decided to early adopt ASU 2015-17 as of December 31, 2015 and is reflected in our income tax footnote (refer to Note 6—Income taxes). As a result of the early adoption of ASU 2015-17 the deferred tax assets reported in 2014 were netted. The overall impact to this adoption was not material to the overall financial statements.

Standards not yet adopted

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the amendments in ASU 2016-02 lessees will be required to recognize (i) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. This guidance is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

Pieris has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

3.	Acquisition

On December 17, 2014, Pieris, Pieris GmbH and the former shareholders of Pieris GmbH entered into an Acquisition Agreement (the “Acquisition Agreement”). Pursuant to the Acquisition Agreement, the former shareholders of Pieris GmbH contributed all of their equity interests in Pieris GmbH in exchange for 20,000,000 shares of the Company´s common stock, which resulted in Pieris GmbH becoming a wholly owned subsidiary of the Company (the “Acquisition”).

On December 5, 2014, Pieris completed a 2.272727-for-1 forward split of its common stock in the form of a share dividend, with the result that 6,100,000 shares of common stock outstanding immediately prior to the stock split became 13,863,647 shares of common stock outstanding immediately thereafter. Effective as of December 16, 2014, Pieris amended and restated its Articles of Incorporation to, among other things, change its name from Marika Inc. to “Pieris Pharmaceuticals, Inc.” and increase its authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share, to 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. On December 17, 2014, Pieris transferred its pre-Acquisition assets and liabilities to its former majority stockholder, Aleksandrs Sviks, in exchange for the surrender by him and cancellation of 11,363,635 shares of Pieris common stock.

In accordance with FASB, ASC Section 805 entitled “Business Combinations,” Marika Inc. does not meet the definition of a business as it is a non-operating shell company. As a result, the Acquisition has been accounted for as a reverse-merger and recapitalization. Pieris GmbH is the acquirer for financial reporting purposes and Pieris is the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Acquisition are those of Pieris GmbH and are recorded at the historical cost basis of Pieris GmbH, and the consolidated financial statements after completion of the Acquisition include the assets and liabilities and results of operations of the combined Company. Share capital prior to the closing of the Acquisition has been retroactively adjusted to reflect the legal capital of Pieris.

4.	Revenue

General

The Company has not generated revenue from product sales. The Company has generated revenue pursuant to (i) license and collaboration agreements, which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments, and (ii) government grants.

	Years ended December 31,
	2015	2014
License fees	$—	$473,039
Research and development services	5,593	876,619
Milestone payments	2,538,698	3,184,988
Government grants	369,200	830,408
Other Revenues	18,440	—

Total Revenue	$2,931,931	$5,365,054

Revenue from two collaboration partners and from one government grant exceeded 10% of total revenue, amounting to $2.0 million, $0.5 million and $0.4 million, respectively, in the year ended December 31, 2015. Revenue from two collaboration partners and from one government grant exceeded 10% of total revenue, amounting to $3.0 million, $1.4 million and $0.7 million, respectively, in the year ended December 31, 2014.

Collaborations and Other Agreements

Daiichi Sankyo Co., Ltd.

In May 2011, Pieris granted an exclusive, worldwide license for the research, development and commercialization of drug candidates identified by the Company for targets selected by Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”) pursuant to an agreement with Daiichi Sankyo. Under this agreement Pieris will use its proprietary Anticalin® scaffold technology to identify drug candidates against certain selected targets, with further development and commercialization performed by Daiichi Sankyo.

Daiichi Sankyo has agreed to pay various upfront payments for certain research programs, payments for services provided by Pieris in conjunction with the research programs and certain milestone payments as development milestones are achieved. During the years ended December 31, 2015 and 2014, Pieris recorded revenue of $2.0 million and $3.0 million, respectively. The revenues recorded during the year ended December 31, 2015 were associated with achieving certain milestones within a research program. The revenues recorded during the year ended December 31, 2014 were associated with recognizing the final component of the upfront payment. Pieris provided various services in connection with the ongoing research programs as well as achieved development milestones during the years ended December 31, 2014.

The milestone payments in 2015 and 2014 are based on successful in vitro and in vivo studies and for the initiation on a toxicity study in non-human primates. The milestones could not be achieved solely upon the passage of time. For revenue recognition purposes, management determined these milestones to be substantive in accordance with applicable accounting guidance related to milestone revenue. Substantive uncertainty existed at the inception of the arrangements as to whether the milestones would be achieved because of the numerous variables, such as the high rate of failure inherent in research and development activities and the uncertainty involved with obtaining regulatory approval. Therefore, each of the milestone payments were recognized in their entirety as revenues during the respective years ended December 31, 2015 and 2014 in which they were received.

Pieris is entitled to receive potential milestone payments of $89.1 million, plus royalties on the commercial sales of any commercial products. The total milestones are categorized as follows: research milestones—$2.6 million; development milestones—$36.5 million; commercial milestones—$49.1 million; additional diagnostic milestones of $0.9 million.

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

Sanofi has agreed to pay various upfront payments for certain research programs, payments for services provided by Pieris in conjunction with the research programs and certain milestone payments as development milestones are achieved. During the years ended December 31, 2015 and 2014, Pieris recorded revenue of $0.5 million and $1.4 million, respectively. The revenues recorded during the year ended December 31, 2015 were associated with achieving a development milestone within a research program during the period. The revenues recorded during the year ended December 31, 2014 were associated with recognizing the final component of the upfront payment as well as Pieris providing various services in connection with the ongoing research programs including achieving development milestones during the period.

The milestone payments in 2014 result from a positive review of a broad range of in vitro, in vivo and chemistry, manufacturing and control (“CMC”) data. The milestone payment in 2015 result from Sanofi´s decision to continue advancing the tetraspecific Anticalin-based program for infectious disease. The milestones could not be achieved solely upon the passage of time. For revenue recognition purposes, management determined these milestones to be substantive in accordance with applicable accounting guidance related to milestone revenue. Substantive uncertainty existed at the inception of the arrangements as to whether the milestones would be achieved because of the numerous variables, such as the high rate of failure inherent in research and development activities and the uncertainty involved with obtaining regulatory approval. Therefore, each of the milestone payments were recognized in their entirety as revenues during the respective years ended December 31, 2015 and 2014 in which they were received.

The Company is entitled to receive milestone payments up to $50.4 million, plus royalties on the sales of any commercial products. The total milestones are categorized as follows: research milestones—$1.9 million; development milestones—$28.9 million; commercial milestones—$19.6 million.

F.Hoffmann-La Roche Ltd and Hoffmann- La Roche Inc.

On December 8, 2015 the Company entered into a Research Collaboration and License Agreement with F.Hoffmann- La Roche Ltd. and Hoffmann- La Roche Inc., collectively Roche, in cancer immune therapy for the research, development and commercialization of Anticalin-based drug candidates against a predefined, undisclosed target.

The parties will jointly pursue a preclinical research program with respect to the identification and generation of Anticalins that bind to a specific target for an expected period of 20 months, which may be extended under certain circumstances. Roche has the ability to continue exclusivity rights for up to an additional 5 years. During the research term of the agreement, Roche will fund the work to be performed by us pursuant to the research plan. Following the research program, Roche will be responsible for subsequent pre-clinical and clinical development of any product and will have worldwide commercialization rights.

Unless earlier terminated, the term of the agreement continues until no royalty or other payment obligations are or will become due under the agreement. The agreement may be terminated (i) by either party based on insolvency or breach by the other party and such insolvency proceeding is not dismissed or such breach is not cured within 90 days; or (ii) after 15 months from the effective date of the agreement, by Roche as a whole or on a product-by-product and/or country-by-country basis upon 90 days prior written notice before the first commercial sale of a product or upon 180 days prior written notice after the first commercial sale of a product. Roche may also, in its sole discretion, terminate the agreement upon a change of control of Pieris involving a company that develops or commercializes biopharmaceutical products.

Under the terms of the agreement Roche has agreed to pay an upfront payment of $6.5 million, which was received in January 2016, for the research program which will be recognized over the expected performance period, beginning on January 1, 2016. Roche also committed research funding, and the Company may receive development and regulatory-based milestone payments, sales-based milestone payments as well as mid-single-digit to low double-digit royalties on any future product sales. If all milestones and other conditions are met, the total consideration to us could surpass CHF 415 million ($415.7 million), excluding royalties.

Other Collaborations

The Company has entered into several other research and collaboration agreements for which the Company could achieve future milestone payments up to $14.0 million. For revenue recognition purposes, management determined these milestones to be substantive in accordance with applicable accounting guidance related to milestone revenue. Substantive uncertainty existed at the inception of the arrangements as to whether the milestones would be achieved because of the numerous variables, such as the high rate of failure inherent in research and development activities and the uncertainty involved with obtaining regulatory approval. No milestones or other revenues related to these agreements were recognized during the years ended December 31, 2015 and 2014, respectively.

Government Grants

BioCluster m4

In 2011 Pieris applied for a government grant from the German Federal Ministry for Education and Research for the project “Spitzencluster m4, Cooperation personalized medicine: ‘Preclinical development of PRS-110 an Anticalin® targeted against c-Met as a monovalent antagonist in the field of oncology (PM18).’” The funding rate amounts to 40% of the actual costs incurred, with an aggregate cap of $1.4 million for the approval period from February 1, 2012 to September 30, 2014. The amounts received are non-refundable, and the grant funds may only be claimed for costs incurred within the approval period.

The payments are received quarterly in arrears based on expenses already incurred. The Company recorded $8,654 and $0.1 million for the years ended December 31, 2015 and 2014, respectively, which was recorded as grant revenue.

Seventh Research Framework Program (“FP7”)—Collaborative Project “EUROCALIN—European consortium for antiCALINs as next generation high-affinity protein therapeutics” (“EUROCALIN”)

EUROCALIN is a program that started in August 2011 with the objective of developing and producing new high-affinity protein scaffolds for therapeutic use. The focus is on the development of non-immunoglobulin protein scaffolds as alternatives to antibodies and oligo-nucleotides. The grant involves a consortium of ten companies and universities in Europe and was initiated for a collaboration focused on attaining and completing initial clinical development of a novel Anticalin® therapeutic. The consortium is seeking to develop, manufacture and clinically test an Anticalin specific for hepcidin. The program is a small molecule enhancers (“SME”) targeted project, which is funded by the European Union (“EU”) in the amount of $7.3 million and also includes a respective funding rate of approximately 64% of the eligible costs occurred in connection with the research project. All payments received from the EU in connection with the grant are non-refundable. Under this grant agreement, Pieris is the coordinator. The EU has scheduled three tranches of payments. The first tranche (pre-financing) was received as of December 7, 2011 and the second tranche as of August 4, 2013. The third tranche was completed in November 2015 and is currently included in prepaid and other current assets on the consolidated balance sheet as the Company is awaiting final payment. Pieris, as the coordinator, receives all payments from the grant. The other members of the consortium are entitled to payments based on submission of invoices of eligible costs. Pieris pays the other members of the consortium based on the eligible costs. The Company owes the other member of the consortium an amount of $0.4 million and $0.3 million as of December 31, 2015 and 2014, respectively. Under this program the Company recognized $0.4 million and $0.7 million as revenue from grant during the years ended December 31, 2015 and 2014, respectively.

The following balance sheet items relate to the FP7 agreement:

	Years Ended December 31,
	2015	2014
Other current assets (receivables from FP7 grant)	$980,936	$857,489
Cash (restricted cash)	$17,302	$—
Accounts payable trade	$424,441	$325,864

5.	Property and Equipment, net

Property and equipment are summarized as follows:

	Years Ended December 31,
	2015	2014
Laboratory equipment	$3,701,517	$3,840,368
Office and computer equipment	443,562	343,835
Leasehold improvements	304,363	50,791

Property and equipment at cost	4,449,442	4,234,994
Accumulated depreciation	(2,286,671)	(2,182,773)

Property and equipment, net	$2,162,771	$2,052,221

Depreciation expense was $0.3 million and $0.4 million for the years ended December 31, 2015 and 2014, respectively. There were no other changes in accumulated depreciation other than foreign currency impact.

6.	Income Taxes

(Loss) before income taxes consists of the following:

	Years Ended December 31,
	2015	2014
Domestic	$(7,563,300)	$(1,235,446)
Foreign	(6,291,475)	(8,614,536)

Loss before income taxes	$(13,854,775)	$(9,849,982)

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2015	2014
Current:
Federal	$—	$—
State	—	—
Foreign	203,866	(18)

Total current	203,866	(18)
Deferred:
Federal	—	—
State	—	—
Foreign	—	—

Total deferred	—	—

Provision (benefit) for income taxes	$203,866	$(18)

The reconciliation of the federal statutory rate to Pieris’s effective tax rate is as follows:

	2015	2014
Federal income tax rate	34.0%	34.0%
Foreign rate differential	(2.1)%	(4.3)%
State tax, net of federal benefit	3.1	—
Permanent Items: Non-deductible expenses	(1.7)	(4.5)
Deferred adjustments	2.9	—
Loss of German NOL’s	(66.0)	(74.2)
Withholding tax	(1.5)	—
Other	—	0.1

Change in valuation allowance	29.8	48.9

Effective income tax rate	(1.5)%	0.0%

The Company follows the provisions of FASB ASC 740, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB No. 109.” FASB ASC 740 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with ASC 740-20. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FASB ASC 740 and in subsequent periods. Pieris recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. No uncertain tax positions nor any interest and penalties related to uncertain tax positions were accrued at December 31, 2015 and December 31, 2014.

The Company operates in multiple countries. Accordingly, separate tax filings are required based on jurisdiction. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Management believes it is more likely than not that the results of future operations will not generate sufficient taxable income in the U.S. or in its foreign jurisdictions to realize the full benefits of its U.S. deferred tax assets. As of December 31, 2015, we continue to maintain a full valuation allowance against all net deferred tax assets.

As of December 31, 2015, the Company has U.S. federal and state tax net operating loss carryforwards of approximately $6.0 million, which expire through 2035. Utilization of the tax net operating loss carryforwards may be limited in any year due to limitations in the Internal Revenue Code. As of December 31, 2015, the Company had Australia tax net operating loss carryforwards of approximately $0.3 million, which will not expire.

As of December 31, 2015, the Company had German corporate income tax and trade tax net operating loss carryforwards of approximately $5.9 million and $5.7 million respectively. Based on German tax law, the losses can be carried forward indefinitely. The operating loss carryforwards generated are subject to restrictions under German tax law. These regulations may limit the future use of operating loss carryforwards if there is a change in ownership. As a result of the ownership change Pieris GmbH experienced from the Acquisition and Private Placement in December 2014, the Company believes that it is more likely than not that future use of the net operating loss carryforwards that existed prior to the Acquisition may be limited significantly or forfeited entirely and as such the Company has written them off accordingly during the 2014 and 2015 period. The Company files federal income tax returns as well as returns in multiple foreign jurisdictions. Tax years ended December 31, 2013 or later remain subject to examination by the German tax authorities. Tax years ended December 31, 2014 and later remain subject to examination by the U.S. tax authorities.

The components of deferred tax assets and liabilities related to net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes were as follows:

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Share based awards compensation	$692,906	$—
Accrued expenses	4,201	—
Book accumulated depreciation net of tax	12,276	—
Net operating loss carryforwards	4,147,012	9,951,666
Bank loan	—	12,653
Accrued compensation	129,624	—
Other	10,149	1,129

Total deferred tax assets	4,996,168	9,965,448
Less: valuation allowance:	(4,996,168)	(9,916,553)

Net deferred tax asset	$—	$48,895
Deferred tax liabilities:
Accrued expenses	$—	$(8,811)
Prepaid expenses	—	(9,438)
Depreciation	—	(30,646)

Total deferred tax liabilities	—	(48,895)

Net deferred taxes	$—	$—

Tax field audit

On July 11, 2014, a tax field audit for the years 2010 to 2012 in accordance with §193 paragraph 1 AO under German law was announced by the tax office Freising. The tax field audit took place in July 2014. The results of the audit led to a reduction of the Company’s net operating loss carryforwards on German corporate income tax by a total of $619,820 and a reduction of the Company´s net operating loss carryforwards on German corporate trade tax by a total of $644,795 for the years under the tax audit.

7.	Debt

Convertible Stockholder Loans

In November 2012, the Company and several of its stockholders entered into an unsecured Convertible Stockholder Loan Agreement, which was subsequently amended in March 2014 (the “2012 Bridge Loan”). There were no outstanding principal or accrued interest balances under the 2012 Bridge Loan as of December 31, 2015 and 2014, respectively, due to the conversion to equity as discussed below. The 2012 Bridge Loan specified a maturity date of December 31, 2015 and an interest rate of 12% per year through December 31, 2013 and a rate of 18% per year subsequent to December 31, 2013.

On April 14, 2014, the Company entered into a second bridge loan agreement (the “2014 Bridge Loan” and together with the 2012 Bridge Loan, the “Bridge Loans”) with certain of its stockholders pursuant to which the Company received a commitment for financing in the aggregate amount of €2,000,000 ($2,420,200). The 2014 Bridge Loan included two tranches of available financing: (i) Tranche A of €1,500,000 ($1,815,150) and (ii) Tranche B of €500,000 ($605,050). In June 2014, the Company borrowed 67% of Tranche A, or €1,000,000 ($1,210,100). There were no outstanding principal or accrued interest balances under the 2014 Bridge Loan as of December 31, 2015 and 2014, respectively due to the conversion to equity as discussed below. Loan amounts outstanding under the 2014 Bridge Loan accrued interest at a rate of 12% per year and had a maturity date of December 31, 2015, after which the loan amounts would accrue interest at a rate of 18% per year.

The Bridge Loans did not contain financial or non-financial covenants. During the fourth quarter of 2014, the investors in the Bridge Loans exercised their option to convert all of the outstanding principal and interest amounts under the Bridge Loan into shares. For more information refer to Note 8- Stockholders´ Equity. In 2014, $2.2 million were recognized for a beneficial conversion feature related to the Bridge Loans and was recorded as interest expense in the consolidated statement of operations.

In accordance with the Bridge Loans, the Company recognized interest expense of $326,429 for the year ended December 31, 2014. As the investors in the Bridge Loan exercised their option to convert all of the outstanding principal and interest amounts under the Bridge Loan into shares during the fourth quarter of 2014, no interest expense was recognized for the year ended December 31, 2015. No principal or interest payments were made for the Bridge Loans in 2015.

Four significant stockholders of the Company—Orbimed Private Investments III, LP, Gilde Europe Food & Agribusiness Fund B.V., The Global Life Science Ventures Funds (consists of The Global Life Science Venture Funds II GmbH & Co. KG, i.L. and The Global Life Science Venture Funds II Limited Partnership) and Coöperative AAC LS U.A. (Forbion B.V.)— are among the investors in Bridge Loans.

The Company recorded related-party interest expense concerning the Bridge Loan in the amounts set forth in the table below:

	Years ended December 31,
	2015	2014
Orbimed Private Investments III, LP	$—	$63,955
The Global Life Science Ventures Funds	—	57,709
Gilde Europe Food & Agribusiness Fund B.V.	—	54,158
Coöperative AAC LS U.A. (Forbion B.V.)	—	28,288

Total of related-party interest expense relating to the Convertible Bridge Loan	$—	$204,110

Unsecured Bank Loan

In May 2003, the Company signed an unsecured loan agreement (the “Bank Loan”) under a silent partnership agreement with Technologie-Beteiligungs-Gesellschaft (“TBG”), a minority interest stockholder. As of April 3, 2014, the Company and TBG, the subsidiary of KfW Bank, Frankfurt (“KfW”), signed a repayment agreement concerning the Company’s repayment of its liabilities to TBG outstanding at December 31, 2013 in a total amount of €1.2 million ($1.34 million). The principal amount bore interest at a rate of 10.53%. On December 11, 2014, the Company and TBG entered into an accelerated repayment agreement in respect of the claims of TBG against the Company. Pursuant to terms of the accelerated repayment agreement and as stated on the 2014 consolidated balance sheet, conditioned upon closing of the Acquisition, the Company was obligated to pay €1,050,000 ($1.27 million), the outstanding amount under the repayment agreement, in two tranches as follows: €600,000 ($726,060) plus accrued interest on January 31, 2015 and €450,000 ($544,545) on March 31, 2015. The outstanding principal amount for the first and the second tranches net of capital gain tax withheld, was repaid in full in March 2015 and such next payment was €931,312 ($1,027,051). The capital gain tax withheld in the amount of €118,688 ($130,889) was paid on April 9, 2015 and no further amounts are payable in respect of TBG loan.

8.	Stockholders’ Equity

Common Stock

The Company has authorized 300,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2015 and 2014 there were 39,833,023 and 29,279,522 shares of common stock issued and outstanding, respectively. As a result of the Acquisition, the equity structure of Pieris GmbH was retroactively adjusted using the exchange ratio established pursuant to the Acquisition Agreement to reflect the number of shares of the Company issued in the Acquisition.

Each share of the Company’s common stock is entitled to one vote and all shares rank equally as to voting and other matters.

Dividends may be declared and paid on the common stock from funds legally available therefor, if, as and when determined by the Board of Directors.

Preferred Stock

The Company has authorized 10,000,000 shares of “blank check” preferred stock, par value $0.001 per share. There were no shares of preferred stock issued and outstanding during each of the years ended December 2015 and 2014. Shares of preferred stock may be issued in one or more series at such time or times and for such consideration as the Board of Directors may determine.

2014 Series C Financing

During the fourth quarter of 2014 and prior to the Acquisition, the Company completed a financing round and issued the equivalent of 10,671,037 shares of common stock. This financing included an issuance of the equivalent of 5,662,167 shares of common stock for aggregate cash proceeds of $7.4 million. Additionally, outstanding principal and interest related to the Bridge Loans of $4.4 million was converted into 5,008,870 shares of common stock.

Acquisition

Immediately following the closing of the Acquisition in December 2014, the Company´s outstanding shares of common stock (on a fully diluted basis) were as follows:

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

Private Placement

On December 17, 2014, subsequent to the Acquisition, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”) providing for the issuance and sale to such Investors of an aggregate of 6,779,510 shares of the Company´s common stock in a private placement offering conducted through a series of closings occurring in December 2014, at a purchase price per share of $2.00 and for aggregate gross proceeds to the Company of $13.6 million (the “Private Placement”). After deducting for placement agent and other fees, the aggregate net proceeds from the Private Placement were $12.0 million. Northland Securities, Inc. and Katalyst Securities, LLC served as co-exclusive placement agents (the “Placement Agents”) for the Private Placement.

The Securities Purchase Agreement also contained certain anti-dilution provisions. Those anti-dilution provisions provided that if the Company issued and sold equity securities or equity-linked or related securities at a purchase price per share of lower than $2.00 within the 180-day period following December 17, 2014, each Investor in the Private Placement would be entitled to receive such number of additional shares of the Company´s common stock as they would have received had such lower purchase price per share been applicable in the Private Placement. The 180-day period has passed as of December 31, 2015 and no anti-dilution provisions were triggered.

At the closings of the Private Placement the Company issued to the Placement Agents and their designees, warrants (the Placement Warrants) to acquire up to 542,360 shares of its common stock at an exercise price of $2.00 per share. Each of the Placement Warrants is exercisable at any time at the option of the holder until the five-year anniversary of its date of issuance. For more information refer to Note 11 Warrants.

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

As result of the Acquisition, the Private Placement, the Public Offering and the Consulting Shares (for more information on the Consulting Shares refer to Note 10 Consulting Shares) the Company has 39,833,023 shares of common stock issued and outstanding at December 31, 2015.

9.	Stock-Based Compensation

In December 2014, the Company adopted the 2014 Employee, Director and Consultant Equity Incentive Plan, (the “Plan”) which provides for the grant of stock options to certain designated employees of the Company, non-employee directors of the Company and certain other persons performing significant services for the Company as designated by the Compensation Committee of the Board of Directors. At December 31, 2015, the number of common shares reserved for issuance under the 2014 plan was 3,200,000. In addition the Plan provides for an “evergreen” provision whereby the number of shares of the Company´s common stock reserved for issuance under the Plan shall be automatically increased on January 1 of each of year commencing in fiscal 2016 by the lesser of (i) 1,000,000 shares, (ii) 4% of the number of shares of the Company´s common stock outstanding on such date, and (iii) such other amount determined by the Compensation committee of the Board of Directors. Vesting periods are determined by our Board of Directors; options primarily vest over a three or four year period. As of December 31, 2015, there were 487,671 shares available for future grant under the Plan.

The Company’s stock options have a maximum term of ten years from the date of grant. Stock options granted under the Plan may be either incentive stock options (“ISOs”), or nonqualified stock options. The exercise price of stock options granted under the Plan must be at least equal to the fair market value of the common stock on the date of grant. The Company’s general policy is to issue common shares upon the exercise of stock options.

Cash received from option exercises was $10,000 during the year ending December 31, 2015. There were no option exercises in the year ended December 31, 2014.

Pieris granted 755,329 and 2,519,500 stock options during the years ended December 31, 2015 and 2014, respectively. Of these stock options granted in the 2015 period, an option for 450,000 shares was granted to a newly-hired executive officer subject to certain restrictions on exercise that require the Company´s shareholders to approve an increase in the number of shares authorized under the Plan; if such shareholder approval is not obtained by September 30, 2016, the option will be cancelled and of no further force and affect. This option, therefore, does not have impact on the remaining shares available for future grants currently authorized under the Plan and no compensation expense was recorded in 2015.

The Company granted an option to purchase 500,000 shares outside of the Plan to a newly-hired executive officer that was an inducement option, material to the executive officer entering into employment with the Company during the 2015 period. The compensation expense with this inducement option was $0.1 million and is included in research and development expense for the year ended December 31, 2015.

A summary of the status of the Company’s stock option plans as of December 31, 2015 and changes during the year then ended is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2014	2,519,500	$2.00	9.96 years	$—
Granted	305,329	2.47
Exercised	(5,000)	2.00		1
Forfeited	(112,500)	2.00

Outstanding, December 31, 2015	2,707,329	$2.05	9.17 years	$741

Vested or expected to vest	2,707,329	$2.05	9.17 years	$741

Exercisable, December 31, 2015	1,209,601	$2.06	9.17 years	$328

Excluded from the table above is the option to purchase 500,000 shares outside of the Plan granted to a newly-hired executive officer. The weighted-average exercise price of these options amounts to $3.36 with a remaining contractual life of 9.63 years.

10.	Consulting Shares

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

The Company uses the Black-Scholes model and estimated the fair value of the 90,000 non-cancellable Consulting Shares to be $0.3 million based on the closing price per share of $3.16 as quoted on the OTCQB tier of the OTC Markets Group Inc., or the OTCQB, on the grant date, March 6, 2015. The remaining 60,000 shares were then marked to market based on the Black-Scholes model at each reporting period with the expense being recorded in the consolidated statement of operations as general and administrative expenses.

On September 2, 2015, the remainder of the Consulting Shares vested and the remaining expense was recorded based on the fair value of the shares on that date. The Company recorded expense in an amount of $0.4 million for the non-cancellable and cancellable Consulting Shares for the year ended December 31, 2015.

Aquilo Partners

On September 4, 2015 the Company entered into a Letter Agreement (the “Letter Agreement”) with Aquilo Partners, L.P. (“Aquilo Partners”). Aquilo Partners has been engaged by the Company as an advisor.

Upon execution of the Letter Agreement, the Company has recorded a retainer fee of $0.1 million. In addition to the cash retainer fee, the Company issued 27,272 shares of the Company’s common stock equal in value to $0.1 million based on the closing price of $2.75 per share of the Company’s common stock on September 4, 2015, the date of the Letter Agreement. The compensation for Aquilo Partners has been recorded in the consolidated statements of operations as general and administrative expenses for the year ended December 31, 2015.

Trout Capital LLC

On November 20, 2015 the Company entered into an Agreement with Trout Capital LLC for advisory services. Upon execution of this agreement, Trout Capital was entitled to receive a one-time transaction fee. The Company issued 68,493 shares of the Company’s common stock equal in value to $0.2 million based on the closing price of $2.19 per share of the Company’s common stock on November 20, 2015, the date of the agreement. The compensation for Trout Capital LLC has been recorded in the consolidated statements of operations as general and administrative expenses for the year ended December 31, 2015.

11.	Warrants

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

The Company estimated the fair value of the Placement Warrants as of the grant date to be $0.7 million and recognized the full amount in general and administrative expense for the year ended December 31, 2014. There was no expense associated with the Placement Warrants for the year ended December 31, 2015.

Pursuant to ASC 815-15 and ASC 815-40, the fair value of the Placement Warrants was recorded as equity awards on the grant dates. The Placement Warrants were valued at their grant dates using the Black-Scholes pricing model and the following weighted average assumptions:

December 31, 2014
Dividend yield	0.00%
Expected volatility	74.66%
Weighted average risk-free interest rate	1.61%
Expected term (years)	5.00

12.	Accrued Expenses and Other Liabilities

Accrued expenses consist of the following:

	Years Ended December 31,
	2015	2014
Accrued expenses and other current liabilities
Accrued payroll and benefits	$704,597	$416,896
Accrued audit and tax fees	179,223	—
Accrued professional fees	194,790	404,461
Accrued R&D fees	466,076	—
Accrued other	194,694	165,263

Total amount of accrued expenses and other current liabilities	1,739,380	986,620

Accrued expenses and other non-current liabilities
Reserve for litigation TUM	—	327,937
Accrued other, non-current	23,852	6,051

Total amount of accrued expenses and other non-current liabilities	23,852	333,988

Total amount of accrued expenses and other liabilities	$1,763,232	$1,320,608

13.	Related-Party Transactions

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

As consideration for the assigned patents and licenses above, the Company was required to pay certain development milestones to TUM. The Company is also obliged to pay low-single-digit royalties, including annual minimum royalties, on sales of such products incorporating patented technologies. If the Company grants licenses or sublicenses to those patents to third parties, the Company will be obliged to pay a percentage of the resulting revenue to TUM. The Company’s payment obligations are reduced by the Company´s proportionate contribution to a joint invention. Payment obligations terminate on expiration or annulment of the last patent covered by the agreement. The Company can terminate the licenses to any or all licensed patents upon specified advance notice to TUM. TUM may terminate the license provisions of the agreement only for cause. Termination of the agreement does not terminate the rights in patents assigned to the Company. The Company has incurred expenses related to TUM in connection with the transfer of licenses and protective rights of $41,791 during the nine month period ended September 30, 2015. Effective as of the fourth quarter of 2015, Pieris no longer deems TUM a related party due to Prof. Dr. Skerra no longer having a supervisory board position in Pieris GmbH or other direct relationship with the Company after the Acquisition. The Company has incurred expenses related to TUM as a related party of $0.1 million for the year ended December 31, 2014.

The part of the agreement requiring the Company to make payments for research conducted by TUM expired in February 2013 with no further obligations by the Company.

EUROCALIN/FP7 Government Grant

TUM is a member of the EUROCALIN consortium and thus is entitled to receive payments under the grant agreement for research activities. Research activities are carried out by Prof. Dr. Skerra, who was a member of the Company’s supervisory board when the parties entered into such agreement and during the period covered by the financial statements in this report. As Pieris AG was transformed to Pieris GmbH the change in legal entity removed the requirement of having a supervisory board; accordingly Prof. Dr. Skerra no longer holds a seat on the supervisory board. The government grant agreement with FP7 is further discussed in Note 4—Revenue.

Receivables from Issuance of Shares

In connection with the issuance of nominal stock, payments of the share premium into additional paid in capital were deferred. Amounts were deferred for Claus Schalper and Prof. Dr. Skerra among others. During 2008 through July 31, 2013, Mr. Schalper was the Chief Financial Officer of Pieris GmbH, and since August 1, 2013, has served as a consultant to Pieris GmbH. During 2001 and through October 10, 2014, Prof. Dr. Skerra was the deputy chairman of Pieris GmbH supervisory board. In connection with the consummation of the Acquisition, the Company waived all deferred payment claims against the aforementioned stockholders.

Consulting Contract between Prof. Dr. Arne Skerra and the Company

In 2001, the Company entered into a Consulting Agreement with Prof. Dr. Skerra, pursuant to which Prof. Dr. Skerra provides advice regarding the use of new proteins, in particular Anticalin® proteins and antibodies, for the purpose of research and development. The Consulting Agreement has an unlimited term but can be terminated by the Company upon three months’ notice with effect from the end of a month and by Prof. Dr. Skerra upon one year’s notice with effect from the end of a year. Under the Consulting Agreement, the Company incurred and paid to Prof. Dr. Skerra consulting fees of $16,717 during the nine months ended September 30, 2015. As of the fourth quarter of 2015 Pieris no longer deems Prof. Dr. Skerra a related party due to Prof. Dr. Skerra no longer having a supervisory board position in Pieris GmbH or other direct relationship with the Company after the Acquisition. The Company incurred and paid to Prof. Dr. Skerra consulting fees of $26,593 for the year ended December 31, 2014.

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

14.	Commitments and Contingencies

Licensing Commitments

The Company has license agreements with two parties under which the Company is obliged to pay annual license fees. One agreement is between IBA GmbH and the Company which requires annual license payments of $32,718 and relates to licenses for Strep-tag technology that represent tool technologies and which are used for research purposes only. The agreement expires in 2024.

Another license agreement exists between TUM and the Company (see Note 13 Related-Party Transactions). Under this agreement, the Company is obliged to pay a minimum annual license fee of $0.1 million to TUM. The agreement expires in 2027.

The table below shows the minimum annual license fee commitments under the two agreements as of December 31, 2015:

License payments
2016	$87,248
2017	87,248
2018	87,248
2019	87,248
2020	87,248
Thereafter	512,582

Total minimum license payments	$948,822

Leases

The Company leases office and laboratory space in Freising, Germany. The lease has a defined termination date which is the end of a notification period of eight months at the end of each quarter. On August 27, 2015 the Company entered into an Agreement of Sublease (the “Sublease Agreement”) with Berenberg Capital Markets LLC (the “Sublandlord”). Under the Sublease Agreement, the Sublandlord will sublease to the Company approximately 3,950 square feet in Boston, MA. The term of the lease shall expire on February 27, 2022. The Sublease Agreement provides for free rent for the first two months in addition to scheduled rent increases that are not dependent on future events.

The Company records rent expense on a straight-line basis over the lease term period. For the year ended December 31, 2015, the Company has recognized rent expense in an amount of $18,399 under the Sublease Agreement. Rent expense under the Company’s operating lease for its Freising, Germany based facility was $0.4 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

The Company’s contractual commitments of the non-cancellable portion under theses operating leases as of December 31, 2015 are as follows:

Total
2016	$318,186
2017	188,009
2018	191,959
2019	195,909
2020	199,859
Thereafter	238,371

Total minimum lease payments	$1,332,293

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

On March 20, 2014, the Company instituted arbitration proceedings, or the TUM Arbitration, against Technische Universität München, or Munich Technical University and hereafter TUM, to address issues regarding the calculation of payments due from the Company to TUM under the TUM License Agreement. Pursuant to the terms of the TUM License Agreement, the arbitration is proceeding in Munich, Germany and governed by German law, in accordance with the arbitration rules of the Deutsche Institution für Schiedsgerichtsbarkeit (the “DIS”).

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

As required by the TUM License Agreement, the Company provided to TUM its calculation of the Out-License Fee owed by the Company to TUM for the period beginning on the Effective Date and ending on December 31, 2012, the Dispute Period, in the amount of $0.3 million excluding value-added tax. TUM has asserted that, under the TUM License Agreement, the Out-License Fee due to TUM for the Dispute Period amounts to $3.4 million excluding value-added tax in the aggregate and has threatened to terminate the TUM License Agreement if the Out-License Fee is not paid. The Company believes that if TUM sought to terminate the license agreement for cause as a result of this dispute, it would potentially face wrongful termination claims for substantial damages if the arbitral tribunal in the TUM Arbitration sides with the Company in its final decision regarding the proper amount of the Out-License Fee, but the Company can provide no assurance regarding the timing, nature or consequences of such decision. The Company commenced the TUM Arbitration to request that the arbitration tribunal hold that the Company’s calculation of the payments owed to TUM is accurate and shall govern all current and future payments due in respect of the Out-License Fee under the TUM License Agreement. On December 1, 2014, TUM filed its statement of defense maintaining its earlier calculation of the Out License Fee. On December 23, 2014, TUM filed a counterclaim in the amount of €2.5 million ($2.8 million) to suspend the statute of limitations on its claim. The Company has reserved a liability on its balance sheet in respect of such payment in the amount of €0.3 million ($0.3 million). An adverse ruling in the TUM Arbitration could have a material adverse effect on the Company’s results of operations and financial condition.

On November 19, 2015, the Company received notification from the DIS of the arbitration tribunal’s award. In its award, as corrected on January 25, 2016, the tribunal dismissed the Company’s request for declaratory judgment and granted TUM’s counterclaim in an amount of €0.9 million ($0.9 million) of which, $0.6 million is recorded as research and development expense in the consolidated statement of operations for the 2015 period due to a previous liability of $0.3 million recorded for the arbitration settlement as of December 31, 2014. Interest expense of $0.2 million was also included in the settlement and is recorded in the consolidated statement of operations as interest expense, net. The tribunal dismissed the remainder of TUM’s counterclaim.

The Tribunal also ruled that TUM must reimburse the Company in the amount of €0.1 million ($0.1 million) for legal fees incurred and dismissed TUM’s claim for reimbursement of its costs. The Company has decided not to challenge the award and paid the amount as calculated by the arbitration panel. The deadline for filing a motion to set aside the award expired on February 15, 2016.