Form 10-K/A
period 2015-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2016-04-29
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Pieris Pharmaceuticals, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2016 (the “Original Report” and together with Amendment No. 1, the “2015 Annual Report”). The purpose of this Amendment is to re-file the agreement filed as Exhibit 10.11 to the Original Report in order to restore certain redacted information that was subject to a confidential treatment request by the Company in response to comments from the SEC and to correct a typographical error in the certifications contained on Exhibits 32.1 and 32.2 to the Original Report. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications of the disclosure contained in the 2015 Annual Report. Item 15 of Part IV is being refiled and has been amended to reflect the filing of such certifications.

This Amendment No. 1 speaks as of the initial filing date of the Original Report. Other than as expressly set forth above, no part of the Original Report is being amended. Accordingly, other than as discussed above, this Amendment No. 1 does not purport to amend, update or restate any other information or disclosure included in the Original Report or reflect any events that have occurred after the initial filing date of the Original Report. As a result, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 continues to speak as of March 23, 2016 or, to the extent applicable, such other date as may be indicated in the Original Report. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment No. 1.

Page
Item 15. Exhibits and Financial Statement Schedules	4

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this annual report on Form 10-K/A:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements” on page F-1 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Acquisition Agreement, dated as of December 17, 2014, by and among the Registrant, Pieris AG and the former stockholders of Pieris AG named therein		Form 8-K (Exhibit 2.1)	December 18, 2014	333-190728

3.1	Amended and Restated Articles of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	December 18, 2014	333-190728

3.2	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	December 18, 2014	333-190728

4.1	Form of Common Stock certificate		Form 8-K (Exhibit 4.1)	December 18, 2014	333-190728

4.2	Form of Common Stock certificate		Form 10-K (Exhibit 4.2)	March 23, 2016	001-37471

10.1	2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	December 18, 2014	333-190728

10.2	Form of Stock Option Award Agreement under the Registrant’s 2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.2)	December 18, 2014	333-190728

10.3	Collaboration Agreement by and between Pieris AG and Allergan Sales, LLC, dated as of August 21, 2009	±	Form 8-K (Exhibit 10.3)	December 18, 2014	333-190728

10.4	Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur SA, dated as of September 24, 2010	±	Form 10-K (Exhibit 10.4)	March 30, 2014	333-190728

10.5	First Letter Agreement to Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur SA, dated as of February 20, 2013	±	Form 8-K (Exhibit 10.5)	December 18, 2014	333-190728

10.6	Side Agreement to the Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur Inc., dated as of January 19, 2015	±	Form S-1 (Exhibit 10.6)	February 2, 2015	333-202123

10.7	Collaboration Research and Technology Licensing Agreement by and between Pieris AG and Daiichi Sankyo Company Limited, dated as of May 31, 2011	±	Form 10-K (Exhibit 10.7)	March 30, 2014	333-190728

10.8	Development and License Agreement by and between Pieris AG and Cadila Healthcare Limited, dated as of October 7, 2013	±	Form 10-K (Exhibit 10.8)	March 30, 2014	333-190728

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.9	Joint Development and License Agreement by and between Pieris AG and Stelis BioPharma Private Limited, dated as of November 21, 2013	±	Form 10-K (Exhibit 10.9)	March 30, 2014	333-190728

10.10	Research and Licensing Agreement by and between Pieris AG and Technische Universität München, dated as of July 26, 2007	±	Form 10-K (Exhibit 10.10)	March 30, 2014	333-190728

10.11	Research Collaboration and License Agreement by and among the Registrant, Pieris GmbH, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., dated as of December 8, 2015	*@

10.12	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers	#	Form 8-K (Exhibit 10.10)	December 18, 2014	333-190728

10.13	Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of August 30, 2009	#	Form 8-K (Exhibit 10.11)	December 18, 2014	333-190728

10.14	Amendment to Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of March 12, 2012	#	Form 8-K (Exhibit 10.12)	December 18, 2014	333-190728

10.15	Amended and Restated Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.13)	December 18, 2014	333-190728

10.16	Acknowledgement and Waiver Agreement by and between Pieris AG and Stephen S. Yoder, dated as of December 12, 2014	#	Form 8-K (Exhibit 10.14)	December 18, 2014	333-190728

10.17	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.15)	December 18, 2014	333-190728

10.18	Management Agreement by and between Pieris AG and Claus Schalper, dated as of February 6, 2008	#	Form 8-K (Exhibit 10.16)	December 18, 2014	333-190728

10.19	Consulting Agreement by and between Pieris AG and Claus Schalper, dated as of July 9, 2013	#	Form 8-K (Exhibit 10.17)	December 18, 2014	333-190728

10.20	Employment Agreement by and between Pieris AG and Dr. Ulrich Moebius, dated as of June 26, 2013	#	Form 8-K (Exhibit 10.18)	December 18, 2014	333-190728

10.21	Amendment to Employment Agreement by and between Pieris AG and Dr. Ulrich Moebius, dated as of January 28, 2014	#	Form 8-K (Exhibit 10.19)	December 18, 2014	333-190728

10.22	Amendment to Employment Agreement by and between Pieris AG and Dr. Ulrich Moebius, dated as of October 21, 2014	#	Form 8-K (Exhibit 10.20)	December 18, 2014	333-190728

10.23	Management Agreement by and between Pieris AG and Dr. Laurent Audoly, dated as of May 18, 2010	#	Form 8-K (Exhibit 10.20)	December 18, 2014	333-190728

10.24	Consulting Agreement by and between Pieris AG and Danforth Advisors, LLC, effective as of November 19, 2014	#	Form 8-K (Exhibit 10.22)	December 18, 2014	333-190728

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.25	Employment Agreement by and between the Registrant and Darlene Deptula-Hicks, dated as of August 27, 2015	#	Form 10-Q (Exhibit 10.2)	November 11, 2015	001-37471

10.26	Employment Agreement by and between the Registrant and Louis A. Matis, M.D., dated as of July 20, 2015	#	Form 10-Q (Exhibit 10.1)	November 11, 2015	001-37471

10.27	Lease Agreement by and between Pieris AG and Födergesellschft IZB mbH, dated as of May 4, 2011		Form 8-K (Exhibit 10.23)	December 18, 2014	333-190728

10.28	Agreement of Sublease by and between Berenberg Capital Markets LLC and the Registrant, dated as of August 27, 2015		Form 10-Q (Exhibit 10.3)	November 11, 2015	001-37471

10.29	Convertible Bridge Loan Agreement by and among Pieris AG and the Stockholder parties listed therein, dated as of November 12, 2012		Form 8-K (Exhibit 10.24)	December 18, 2014	333-190728

10.30	Amendment to Convertible Bridge Loan Agreement by and among Pieris AG and the Stockholders listed therein, dated as of March 4, 2014		Form 8-K (Exhibit 10.25)	December 18, 2014	333-190728

10.31	Participation Agreement (silent partnership agreement) between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated May 13, 2003		Form 8-K (Exhibit 10.26)	December 18, 2014	333-190728

10.32	Repayment Agreement by and between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated as of April 3, 2014		Form 8-K (Exhibit 10.27)	December 18, 2014	333-190728

10.33	Settlement Agreement (Accelerated Repayment Agreement) by and between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated as of December 11, 2014		Form 8-K (Exhibit 10.28)	December 18, 2014	333-190728

10.34	Convertible Bridge Loan Agreement by and among Pieris AG and the Stockholders listed on Exhibit A thereto, dated as of April 14, 2014		Form 8-K (Exhibit 10.29)	December 18, 2014	333-190728

10.35	Consolidated Shareholders’ Agreement 2014, Pieris AG, Freising, Germany, by and among Pieris AG and the Stockholders party thereto, dated October 10, 2014		Form 8-K (Exhibit 10.30)	December 18, 2014	333-190728

10.36	Investment Agreement, Pieris AG, Freising, Germany, by and among Pieris AG, Stephen Yoder and the Existing Shareholders party thereto, dated October 10, 2014		Form 8-K (Exhibit 10.31)	December 18, 2014	333-190728

10.37	Agreement, by and among Pieris AG and the Stockholders party thereto, dated December 5, 2014		Form 8-K (Exhibit 10.32)	December 18, 2014	333-190728

10.38	Split-Off Agreement, by and among the Registrant, Marika Enterprises Inc. and Aleksandrs Sviks, dated December 17, 2014		Form 8-K (Exhibit 10.33)	December 18, 2014	333-190728

10.39	General Release Agreement, by and among the Registrant, Marika Enterprises Inc. and Aleksandrs Sviks, dated December 17, 2014		Form 8-K (Exhibit 10.34)	December 18, 2014	333-190728

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.40	Form of Securities Purchase Agreement, dated December 17, 2014, by and among Pieris Pharmaceuticals, Inc. and the Purchasers		Form 8-K (Exhibit 10.1)	December 23, 2014	333-190728

10.41	Form of Registration Rights Agreement, dated December 17, 2014, by and among Pieris Pharmaceuticals, Inc. and the investors party thereto		Form 8-K (Exhibit 10.2)	December 23, 2014	333-190728

10.42	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by Pieris Pharmaceuticals, Inc.		Form 8-K (Exhibit 10.3)	December 23, 2014	333-190728

14.1	Corporate Code of Ethics and Conduct and Whistleblower Policy		Form 10-K (Exhibit 14.1)	March 30, 2014	333-190728

21.1	List of Subsidiaries

31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2	Certification of Darlene Deptula-Hicks, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.3	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*

31.4	Certification of Darlene Deptula-Hicks, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*

32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Darlene Deptula-Hicks, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350

32.3	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350	**

32.4	Certification of Darlene Deptula-Hicks, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350	**

101.INS	XBRL Instance Document

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
±	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
@	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC
#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year December 31, 2015 to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: April 29, 2016	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President