Form 10-Q
period 2016-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2016-05-12
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

857-246-8794

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 9, 2016 was 39,833,023.

PIERIS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The functional currency for most of our operations is the euro. With respect to our financial statements, the translation from the euro to U.S. Dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of other comprehensive income.

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1355 based on www.oanda.com as of March 31, 2016.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Form 10-K filed on March 23, 2016 could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

ii

PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:

Cash	$31,188,527	$29,349,124
Trade accounts receivable	70,259	—
Prepaid expenses and other current assets	3,608,102	2,311,385

Total current assets	34,866,888	31,660,509

Property and equipment, net	2,210,389	2,162,771
Other non-current assets	128,020	126,781

Total assets	$37,205,297	$33,950,061

Liabilities and Stockholders´ Equity

Current liabilities:
Trade accounts payable	$1,711,028	$1,058,536
Accrued expenses and other current liabilities	2,322,044	1,739,380
Deferred revenues, current portion	2,464,722	—

Total current liabilities	6,497,794	2,797,916

Deferred revenue, net of current portion	3,491,690	—
Other long-term liabilities	39,742	23,852

Total liabilities	10,029,226	2,821,768

Stockholders’ equity:
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 39,833,023 shares issued and outstanding at March 31, 2016 and December 31, 2015	39,833	39,833
Additional paid-in capital	112,595,106	112,226,723
Accumulated other comprehensive loss	(1,432,125)	(1,272,574)
Accumulated deficit	(84,026,743)	(79,865,689)

Total stockholders’ equity	27,176,071	31,128,293

Total liabilities and stockholders’ equity	$37,205,297	$33,950,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2016	2015

Revenue	$1,246,644	$217,621

Operating expenses
Research and development	3,659,435	1,524,631
General and administrative	1,967,883	2,394,323

Total operating expenses	5,627,318	3,918,954

Loss from operations	(4,380,674)	(3,701,333)
Interest (expense), net	—	(4,170)
Other income, net	219,620	769

Loss before income taxes	(4,161,054)	(3,704,734)
Provision for income tax	—	—

Net Loss	$(4,161,054)	$(3,704,734)

Net loss per share
Basic and diluted	$(0.10)	$(0.13)

Weighted average number of common shares outstanding
Basic and diluted	39,833,023	29,292,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2016	2015
Net loss	$4,161,054	$3,704,734

Other comprehensive loss components:
Foreign currency translation	163,340	602,732

Total other comprehensive loss	163,340	602,732

Comprehensive loss	$4,324,394	$4,307,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2016	2015
Operating activities:
Net loss	$(4,161,054)	$(3,704,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	94,521	78,117
Stock-based compensation	368,383	217,335
Non-cash restricted shares	—	311,066
Changes in operating assets and liabilities:
Trade accounts receivable	(68,870)	—
Prepaid expenses and other assets	(1,185,384)	(727,475)
Deferred Revenue	5,838,737	—
Trade accounts payable	597,189	440,649
Accrued expenses and other current liabilities	543,037	(208,047)

Net cash provided by (used in) operating activities	2,026,559	(3,593,089)
Investing activities:
Purchase of property and equipment	(67,919)	(40,648)

Net cash used in investing activities	(67,919)	(40,648)
Financing activities:
Repayment of debt	—	(1,127,805)

Net cash used in financing activities	—	(1,127,805)

Effect of exchange rate change on cash and cash equivalents	(119,236)	(545,633)

Net increase (decrease) in cash and cash equivalents	1,839,403	(5,307,175)
Cash and cash equivalents at beginning of year	29,349,124	18,474,211

Cash and cash equivalents at end of year	$31,188,527	$13,167,036

Supplemental cash flow disclosures:
Cash paid for interest	$—	$4,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Interim Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Pieris Pharmaceuticals, Inc. (“Pieris” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnotes normally included in financial statement prepared in accordance with U.S. GAAP have been omitted pursuant to the Securities and Exchange Commission rules and regulations. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete annual consolidated financial statements. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related footnotes that appear in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015 filed with the SEC on March 23, 2016 (the “2015 Annual Report”).

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements for the year ending December 31, 2015, and all adjustments, including normal recurring adjustments, considered necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

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

2.	Revenues

General

Pieris, to date has not generated revenues from product sales. Pieris has generated revenues pursuant to (i) license and collaboration agreements, which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments, and (ii) government grants.

Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with generally accepted accounting principles, or U.S. GAAP. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value. If the license is considered to not have stand-alone value, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

If the Company is involved in a steering committee or joint research committee as part of a multiple element arrangement, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the relative performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Full-time equivalents are typically used as the measure of performance.

If the Company cannot reasonably estimate when its performance obligation either ceases or becomes inconsequential and perfunctory, then revenue is deferred until the Company can reasonably estimate when the performance obligation ceases or becomes inconsequential. Revenue is then recognized over the remaining estimated period of performance.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

F.Hoffmann-La Roche Ltd. and Hoffmann- La Roche Inc.

In December 2015, the Company entered into a Research Collaboration and License Agreement with F.Hoffmann- La Roche Ltd. and Hoffmann- La Roche Inc., (“Roche”), for the research, development and commercialization of Anticalin-based drug candidates against a predefined, undisclosed target in cancer immune therapy. The parties will jointly pursue a preclinical research program with respect to the identification and generation of Anticalins that bind to a specific target for an expected period of 20 months, which may be extended by Roche for up to an additional 12 months. Roche has the ability to continue exclusivity rights for up to an additional 5 years. Both Roche and the Company will participate in a joint research committee. Following the research program, Roche will be responsible for subsequent pre-clinical and clinical development of any product developed through the research plan and will have worldwide commercialization rights to any such product.

Roche has paid $6.5 million of an upfront payment for the research collaboration. Roche will pay Pieris additional amounts related to research services provided by Pieris in conjunction with the research program. Roche will also pay Pieris for certain milestones relating to development, regulatory and sales milestones as they are achieved, as well as royalties on any future product sales.

In addition to the upfront payment, the Company is eligible to receive additional research funding, development and regulatory and sales based milestone payments up to approximately $423.9 million, plus royalties on the sales of any commercial products. The total potential milestones are categorized as follows: development and regulatory milestones - $294.0 million; and sales milestones - $124.6 million. Management has determined that the development milestones are substantive because they relate solely to past performance of the Company. The milestones, will be recognized under the milestone method, when achieved to the extent the Company has no remaining performance obligations under the arrangement.

The Company identified the research and commercial licenses, performance of R&D services and participation in the joint research committee as deliverables under the Agreement. For revenue recognition purposes, management has determined that there are two units of accounting at the inception of the agreement representing (i) the research and commercial licenses and the performance of R&D services which do not have standalone value, and (ii) the participation in the joint research committee.

Pieris recorded $1.2 million in revenue for the three months ended March 31, 2016, related to the recognition of the upfront payment associated with the portion of the research services performed during the period as well as the value of research services provided by Pieris in connection with the ongoing research program. The revenue for the upfront payment is recognized under the proportional performance method as research services are provided over the potential research term of 32 months. No revenues were recorded for the three months ended March 31, 2015.

3.	Net Loss per Common Share

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

For the three months ended March 31, 2016 and 2015, approximately 3.5 million and 0.8 million potential weighted average shares subject to stock options respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted weighted average common shares outstanding as their effect would have been antidilutive.

4.	Fair Value Measurement

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

For the periods presented in these interim financial statements Pieris has no cash equivalents and debt instruments as of each balance sheet date presented.

All of other current assets and current liabilities on our consolidated balance sheets approximate their respective carrying amounts.

5.	Related-Party Transactions

Research and License Agreement with Technische Universität München (“TUM”)

On July 4, 2003, the Company entered into a research and licensing agreement with TUM, which was subsequently renewed and, on July 26, 2007, superseded and replaced. The agreement established a joint research effort led by Prof. Arne Skerra, Chair of Biological Chemistry of TUM, to optimize Anticalin technologies for use in therapeutic, prophylactic and diagnostic applications and as research reagents, and to gain fundamental insights in lipocalin scaffolds. Prof. Dr. Skerra was a member of the Company´s supervisory board when the parties entered into such agreement and during the period covered by the consolidated financial statements in this report. The Company provided certain funding for TUM research efforts performed under the agreement.

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

Effective as of the fourth quarter of 2015, the Company no longer deems TUM a related party due to Prof. Dr. Skerra no longer having a supervisory board position in Pieris GmbH or other direct relationship with the Company since its initial public offering in December 2014. Therefore no expenses to TUM as a related party were incurred during the three months ended March 31, 2016. The Company incurred expenses related to TUM as a related party of approximately $14,000 for the three months ended March 31, 2015.

Consulting Contract between Prof. Dr. Arne Skerra and Pieris AG

In 2001, the Company entered into a Consulting Agreement with Prof. Dr. Arne Skerra, pursuant to which Prof. Dr. Arne Skerra provides advice regarding the use of new proteins, in particular Anticalin proteins and antibodies, for the purpose of research and development. As of the fourth quarter of 2015, Pieris no longer deems Prof. Dr. Skerra a related party due to Prof. Dr. Skerra no longer having a supervisory board position in Pieris GmbH or other direct relationship with the Company after its initial public offering in December 2014. The Company incurred and paid to Prof. Dr. Skerra consulting fees of approximately $6,000 for the three months ended March 31, 2015.

6.	Accrued expenses

The Company has recorded the following accrued expenses as of March 31, 2016 and December 31, 2015, respectively:

	March 31,	December 31,
	2016	2015
Accrued expenses
Accrued compensation expense	$449,376	$704,597
Accrued audit and tax fees	183,081	179,223
Accrued professional fees	733,221	194,790
Accrued R&D expense	873,666	466,076
Accrued other	82,700	194,694

Total amount of accrued expenses	$2,322,044	$1,739,380

7.	Stock-based compensation

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $0.4 million and $0.2 million, respectively.

Total stock-based compensation expense was recorded to operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows:

	Three months ended March 31,
	2016	2015
Research and development	$126,441	$50,837
General and administrative	241,942	166,498

Total stock-option expense	$368,383	$217,335

There were no options exercised during the three months ended March 31, 2016 and 2015, respectively.

Pieris granted 1,068,881 and 25,000 options to employees, consultants, and directors under the 2014 Employee, Director and Consultant Equity Incentive Plan, (the “Plan”) during the three months ended March 31, 2016 and 2015, respectively.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option-pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility, risk free interest rate and forfeitures of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three months ended March 31, 2016 and 2015 was $1.00 and $1.86, respectively based on the following assumptions:

	Three months ended March 31,
	2016	2015
Dividend yield	0.0%	0.0%
Expected volatility	75.53 - 76.00%	75.07%
Risk-free interest rate	1.35% - 1.61%	1.66%
Expected term	5.0 - 5.7 years	5.8 years

Option-pricing models require the input of various subjective assumptions, including the option´s expected life and the price volatility of the underlying stock. Pieris’s estimated expected stock price volatility is based on the average volatilities of other guideline companies in the same industry. Pieris’s expected term of options granted during the three months ended March 31, 2016 and 2015, respectively was derived using the SEC’s simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

8.	Consulting Shares

In March 2015, the Company entered into an independent consulting agreement (the “Consulting Agreement”) with the Del Mar Consulting Group, Inc. and Alex Partners, LLC (the “Consultants”), pursuant to which the Company issued 150,000 shares of its common stock (par value $0.01 per share) to the Consultants (the “Consulting Shares”). The Company agreed to retain the Consultants to provide investor relations consulting to the Company for a period commencing on March 6, 2015 (the “Commencement Date”) and ending thirteen months after the Commencement Date (such period, the “Term”). The shares issued in connection with the Consulting Agreement were deemed to be exempt from registration in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

The Company recognized expenses in connection with the Consulting Shares of $0.3 million for the three months ended March 31, 2015 in general and administrative expenses. No expenses were recognized in 2016 as the remaining shares vested on September 2, 2015 and the remaining expense was recorded based on the fair value of the shares on that date.

9.	Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its financial obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. If this standard had been adopted as of March 31, 2016, the Company believes that it would have concluded there was no substantial doubt about its ability to continue as a going concern.

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

In March 2016, the FASB issued ASU No. 2016-08, “Revenues from Contract with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. This guidance is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting”. Under the amendments in ASU 2016-09 several aspects of the accounting for share-based payment award transactions are simplified, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities and (iii) classification on the statement of cash flows and (iv) estimation of forfeiture rates. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

In April 2016, the FASB issued ASU. No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments in ASU 2016-10 add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. This guidance is effective for annual periods beginning after December 15, 2018, including interim reporting periods therein. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

Pieris has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

10.	Subsequent Events

On April 18, 2016 the Company entered into a license and transfer agreement (the “ Enumeral Agreement”) with Enumeral Biomedical Holdings, Inc. (“Enumeral”), pursuant to which the Company acquired a non-exclusive worldwide license to use specified patent rights and know-how owned by Enumeral to research, develop and market fusion proteins.

Under the terms of the Enumeral Agreement, the Company agreed to pay Enumeral an upfront license fee of $250,000 and a $750,000 maintenance fee which is due on May 31, 2016. Under the initial license, the Company also agreed to pay Enumeral development milestones up to an aggregate of $37.8 million and sales milestones up to an aggregate of $67.5 million. The Company also agreed to pay Enumeral royalties within a range in the low to lower-middle single digits as a percentage of net sales depending on the amount of net sales in the applicable years. In the event that the Company is required to pay a license fee or royalty to any third party related to the licensed products, the royalty payment due to Enumeral shall be reduced by the amount of such third party fees or payments, up to 50% of the royalty payment for each calendar year due to Enumeral.

Under the terms of the Enumeral Agreement, the Company has an option that can be exercised at its discretion for twelve months after the date of the Agreement to license from Enumeral one of a specified set of antibodies owned by Enumeral for use in developing such fusion Anticalin proteins for use in the oncology area. In this case the Company must pay to Enumeral an additional undisclosed upfront payment and any resulting fusion protein products will be subject to additional royalties and development and sales milestones in the same amounts applicable to the fusion proteins under the initial license.

The term of the Enumeral Agreement ends upon the expiration of the last to expire patent covered under the license. The Enumeral Agreement may be terminated by the Company on 30 days’ notice and by Enumeral upon 60 days’ notice of a material breach by the Company (or 30 days with respect to a breach of payment obligations by the Company), provided that the Company has not cured such breach and dispute resolution procedures specified in the Enumeral Agreement have been followed. The Enumeral Agreement will also automatically terminate if the Company fails to make the maintenance fee payment described above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 23, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015.

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, “our Company”, “the Company”, “Pieris”, “we”, “us”, and “our” refer to Pieris Pharmaceuticals, Inc., a Nevada corporation, and its consolidated subsidiaries.

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

Company Overview

We are a clinical-stage biopharmaceutical company that discovers and develops Anticalin® based drugs to target validated disease pathways in a unique and transformative way. Our pipeline includes immune-oncology multi-specifics tailored for the tumor micro-environment, an inhaled Anticalin to treat uncontrolled asthma and a half-life-optimized Anticalin to treat anemia. Proprietary to Pieris, Anticalin proteins are a novel class of low molecular-weight therapeutic proteins derived from lipocalins, which are naturally occurring low-molecular weight human proteins typically found in blood plasma and other bodily fluids.

Each of our development programs focus on the following:

•	300-Series oncology drug candidates are multispecific Anticalin®-based proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics that genetically link two distinct Anticalin proteins together or an antibody with one or more Anticalin proteins, thereby constituting a multispecific protein;

•	PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. It has been designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease particularly in end-stage renal disease patients requiring dialysis; and

•	PRS-060 is a drug candidate that binds to the IL-4RA receptor, thereby inhibiting IL-4 and IL-13, two cytokines, small proteins mediating signaling between cells within the human body, known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases.

Each of our programs are in varying stages:

•	300-Series—We are conducting preclinical experiments on a number of 300-Series lead candidates and expect to complete preclinical phase in 2016. For our lead candidate, PRS-343, we expect to complete IND enabling studies in 2017 and plan a Phase I clinical study to begin in 2017;

•	PRS-080—We completed a Phase Ia single-ascending dose clinical trial with PRS-080 in healthy volunteers in 2015. Based on the data obtained we are now continuing further development of PRS-080 in a Ib clinical study in CKD5 patients requiring hemodialysis and which we expect to complete by the end of 2016; and

•	PRS-060—We have formulated PRS-060 for pulmonary delivery by inhalation, and we are actively preparing to carry out bioprocess optimization in preparation for cGMP (“current Good Manufacturing Practice”), manufacturing and preclinical safety and tolerability studies. We intend to begin a Phase I clinical trial with this program in 2017.

Our core Anticalin® technology and platform was developed in Germany, and we have partnership arrangements with major multi-national pharmaceutical companies headquartered in the U.S., Europe and Japan and with regional pharmaceutical companies headquartered in India. These include existing agreements with Daiichi Sankyo Company Limited, (“Daiichi Sankyo”), and Sanofi Group, (“Sanofi”), pursuant to which our Anticalin platform has consistently achieved its development milestones. Furthermore, we established a collaboration with F.Hoffman – La Roche Ltd. and Hoffmann – La Roche Inc., (“Roche”) in December 2015. We have discovery and preclinical collaboration and service agreements with both academic institutions and private firms in Australia.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. For the periods ended March 31, 2016 and 2015, we reported a net loss of $4.2 million and $3.7 million, respectively. As of March 31, 2016, we had an accumulated deficit of $84.0 million.

We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the period ended March 31, 2016 and 2015 were primarily from license and collaboration agreements with our partners, and, to a lesser extent, from grants from government agencies.

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

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with Sanofi, Daiichi Sankyo, Roche and, to a much lesser extent, grants from government agencies.

The revenues from Sanofi, Daiichi Sankyo and Roche have been comprised primarily of upfront payments, research and development services and, to a lesser extent, milestone payments. We recognized revenues from upfront payments under these agreements based on multiple-element arrangement guidance as we have determined that the licenses to which the payments related did not have standalone value. Research service revenue is recognized when the costs are incurred and the services have been performed. Revenue from milestone payments is recognized when all of the following conditions are met: (1) the milestone payments are non-refundable, (2) the probability of the achievement of the milestone is near certain , (3) substantive effort on our part is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (5) a reasonable amount of time passes between the up-front license payment and the first milestone payment.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and March 31, 2015

The following table sets forth our revenues and operating expenses for the periods presented (in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenues	$1,247	$218
Research and development expenses	(3,659)	(1,525)
General and administrative expenses	(1,968)	(2,394)
Non-operating income (expense), net	219	(3)

Net loss	$(4,161)	$(3,705)

Revenues

The following table provides a comparison of revenues for the periods presented (in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015	$ Change	% Change
Upfront payments	$837	$—	$837	100%
Research and development services	410	—	410	100%
Government Grants	—	218	(218)	(100%)

Total Revenue	$1,247	$218	$1,029	472%

•	The $0.8 million increase in revenues from upfront payments in the period ended March 31, 2016 compared to the period ended March 31, 2015 relates to the recognition of a portion of the upfront payment under our collaboration with Roche, which commenced in January 2016. The revenue for the upfront payment is recorded based on the proportionate performance method using the full-time equivalents as a measure to spread the upfront payment over the research term. No upfront payments were recognized for the three months ended March 31, 2015.

•	The $0.4 million increase in revenues from research and development services in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 relates to research and development services being provided to Roche pursuant to the Roche Agreement. No research and development services were recognized for the three months ended March 31, 2015.

•	The decrease in revenues from grants in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 results from the end of the Seventh Research Framework Program (“FP7”) under which the Company recognized $0.2 million in the three months ended March 31, 2015. No grant revenues were recognized for the three months ended March 31, 2016 as the Company received the last tranche under the FP7 program in November 2015 and no other programs under which the Company could receive government grants are currently in place.

Research and Development

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the periods presented (in thousands):

	Three months ended March 31, 2016	Three months ended March 31, 2015	$ Change	% Change
PRS-060	$347	$22	$325	1477%
PRS-080	349	613	(264)	(43)%
PRS-300 series	1,093	429	664	155%
Other R&D activities	1,870	461	1,409	306%

Total	$3,659	$1,525	$2,134	140%

Total research and development expenses were $3.7 million for the three months ended March 31, 2016 as compared to $1.5 million for the three months ended March 31, 2015.

The $2.1 million increase in total research and development expenses in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to:

•	increased preclinical efforts associated with PRS-060, as we carry out for process optimization efforts;

•	increased preclinical and CMC efforts for PRS-300 series as certain CMO agreements are put in place;

•	offset by decreased preclinical and CMC expenses for PRS-080, as the Phase Ia trial has been completed; and

•	increase in other R&D activities of $1.4 million. This increase is due to a $0.6 million increase in personnel-related expenses, including stock-based compensation expense due to the hiring of additional R&D staff, as well as a 5% license fee of $0.3 million to TUM in relation to the Roche upfront payment. General lab supplies increased $0.1 million as well as consulting costs of $0.2 million and various facility costs allocated to research and development of $0.2 million, primarily associated with the opening of our Boston office.

As of March 31, 2016, we employed 29 full-time and 2 consultants in our research and development group compared to 23 full-time, 5 part-time personnel in our research and development group as of March 31, 2015.

General and Administrative

General and administrative expenses were $2.0 million for the three months ended March 31, 2016 compared to $2.4 million for the three months ended March 31, 2015. The decrease resulted primarily from a $0.8 million decrease in legal, consulting and audit costs. These amounts are offset by an increase of $0.2 million in higher personnel-related costs, $0.1 million increase in stock compensation expense and $0.1 million increase for investor relation expenses.

Non-operating income (expenses), net

Non-operating other income increased to $0.2 million in the three months ended March 31, 2016 from a deficit approximately of $3,000 of non-operating expenses for the three months ended March 31, 2015. This increase is a result of net foreign currency transaction gains related to the strengthening of the Euro against the U.S. dollar at the end of the first quarter of 2016.

Liquidity and Capital Resources

Through March 31, 2016, we have funded our operations with $176.7 million of cash that has been obtained from the following main sources: $102.7 million from sales of equity; $6.5 million from loans; $14.2 million from grants from government agencies; and $53.3 million in total payments received under license and collaboration agreements, including $12.2 million for research and development services costs we received from our collaboration partners. We expect that reimbursements of our development costs by Daiichi Sankyo and Sanofi will decline going forward, and we do not expect such reimbursements to be a significant source of funding in the future.

As of March 31, 2016, we had a total of $31.2 million in cash.

We have experienced operating losses since our inception and had a total accumulated deficit of $84.0 million as of March 31, 2016. We expect to incur additional costs and require additional capital. We have incurred losses in nearly every period since inception including the three months ended March 31, 2016. These losses have primarily resulted in significant cash used in operations. Due to the upfront payment received from Roche during the three months ended March 31, 2016 offset with our net losses for the period, our cash provided by operating activities was $2.0 million. During the three months ended March 31, 2015, our cash used in operations was $3.6 million. We have several research and development programs underway in varying stages of development and we expect they will continue to consume increasing amounts of cash for development, conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of our 300-Series, including PRS-343, PRS-080 and PRS-060 and our other product candidates, we expect the cash needed to fund operations to increase significantly over the next several years.

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

We cannot be sure that future funding will be available to us on acceptable terms, or adequate enough at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress for our 300-Series programs, including PRS-343, PRS-080 and PRS-060 could have a material adverse impact on our ability to raise additional capital.

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

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2015 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates in the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see “Note 9—Recently Issued Accounting Pronouncements” in our consolidated financial statements.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of March 31, 2016. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of March 31, 2016, our internal control over financial reporting is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Claims and lawsuits are filed against our Company from time to time. Although the results of pending claims are always uncertain, we believe that we have adequate reserves or adequate “insurance coverage” in respect of these claims, but no assurance can be given as to the sufficiency of such reserves or insurance coverage in the event of any unfavorable outcome resulting from these actions.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

EXHIBIT INDEX

10.1*	License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc dated as of April 18, 2016.

10.2	Non-Employee Director Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: May 12, 2016	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: May 12, 2016	By:	/s/ Darlene Deptula-Hicks
Darlene Deptula-Hicks Chief Financial Officer, Secretary and Treasurer