Form 10-Q/A
period 2016-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2016-07-20
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

857-246-8998

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (the “Original Report”) filed by Pieris Pharmaceuticals, Inc. with the Securities and Exchange Commission on May 12, 2016. This Amendment is being filed solely for the purpose of amending Exhibits 10.1 under Item 6 of Part II of the Original Report in connection with requests for confidential treatment of portions of Exhibit 10.1.

This Amendment continues to speak as of May 12, 2016, the date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

PART II — OTHER INFORMATION

Item 6.	Exhibits

EXHIBIT INDEX

10.1**	License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. dated as of April 18, 2016.

10.2*	Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

*	Incorporated by reference to the identically-numbered exhibit to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 filed with the SEC on May 12, 2016, which this Form 10-Q/A amends.
**	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: July 20, 2016	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: July 20, 2016	By:	/s/ Darlene Deptula-Hicks
Darlene Deptula-Hicks
Chief Financial Officer, Senior Vice President, Secretary and Treasurer

3