Form 10-Q
period 2016-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2016-08-11
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 7, 2016 was 43,058,827.

PIERIS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.11038 based on www.oanda.com as of June 30, 2016.

Forward Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “future,” “likely,” “plans,” “potential,” “projects,” “predicts,” “should,” “would,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 23, 2016 could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

ii

PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets:
Cash	$40,374,433	$29,349,124
Prepaid expenses and other current assets	3,505,890	2,311,385

Total current assets	43,880,323	31,660,509
Property and equipment, net	2,446,917	2,162,771
Other non-current assets	127,336	126,781

Total assets	$46,454,576	$33,950,061

Liabilities and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$1,638,220	$1,058,536
Accrued expenses and other current liabilities	2,325,395	1,739,380
Deferred revenues, current portion	2,455,728	—

Total current liabilities	6,419,343	2,797,916
Deferred revenue, net of current portion	2,701,626	—
Other long-term liabilities	42,063	23,852

Total liabilities	9,163,032	2,821,768

Stockholders’ equity:
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 43,058,827 and 39,833,023 issued and outstanding at June 30, 2016 and December 31, 2015	43,059	39,833
Series A convertible preferred stock, $0.001 par value per share, 10,000,000 shares authorized and 4,963 and zero issued and outstanding at June 30, 2016 and December 31, 2015	5	—
Additional paid-in capital	128,484,390	112,226,723
Accumulated other comprehensive loss	(1,325,774)	(1,272,574)
Accumulated deficit	(89,910,136)	(79,865,689)

Total stockholders’ equity	37,291,544	31,128,293

Total liabilities and stockholders’ equity	$46,454,576	$33,950,061

The accompanying notes are an integral part of these condensed consolidated financial statements.4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue	$1,072,862	$160,244	$2,319,506	$377,864
Operating expenses
Research and development	4,500,097	1,725,592	8,159,532	3,250,222
General and administrative	2,368,217	1,969,082	4,336,100	4,363,405

Total operating expenses	6,868,314	3,694,674	12,495,632	7,613,627
Loss from operations	(5,795,452)	(3,534,430)	(10,176,126)	(7,235,763)
Interest (expense), net	—	(53)	—	(4,223)
Other income, net	(87,801)	4,484	131,819	5,253
Loss before income taxes	(5,883,253)	(3,529,999)	(10,044,307)	(7,234,733)
Provision for income tax	—	—	—	—

Net Loss	$(5,883,253)	$(3,529,999)	$(10,044,307)	$(7,234,733)

Net loss per share
Basic and diluted	$(0.14)	$(0.12)	$(0.25)	$(0.25)
Weighted average number of common shares outstanding
Basic and diluted	40,862,608	29,429,522	40,347,816	29,361,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$5,883,253	$3,529,999	$10,044,307	$7,234,733
Other comprehensive loss components:
Foreign currency translation	106,212	102,135	(53,200)	(500,597)

Total other comprehensive loss	106,212	102,135	(53,200)	(500,597)

Comprehensive loss	$5,777,041	$3,427,864	$10,097,507	$7,735,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2016	2015
Operating activities:
Net loss	$(10,044,307)	$(7,234,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82,757	154,555
Stock-based compensation	980,228	485,374
Non-cash restricted shares	—	390,734
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,144,900)	(1,397,628)
Deferred Revenue	5,111,418	—
Trade accounts payable	350,542	897,130
Accrued expenses and other current liabilities	580,908	30,481
Income taxes	—	(2,365)

Net cash used in operating activities	(4,083,354)	(6,676,452)
Investing activities:
Purchase of property and equipment	(124,608)	(74,286)

Net cash used in investing activities	(124,608)	(74,286)
Financing activities:
Issuance of Common and Series A Convertible Preferred Stock, net of issuance costs	15,280,672	—
Repayment of debt	—	(1,171,170)

Net cash provided by (used in) financing activities	15,280,672	(1,171,170)
Effect of exchange rate change on cash and cash equivalents	(47,401)	(524,998)
Net increase/(decrease) in cash and cash equivalents	11,025,309	(8,446,906)
Cash and cash equivalents at beginning of year	29,349,124	18,474,211

Cash and cash equivalents at end of quarter	$40,374,433	$10,027,305

Supplemental cash flow disclosures:
Cash paid for interest	$—	$4,224
Property and equipment, included in accounts payable	$207,068	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Interim Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Pieris Pharmaceuticals, Inc. (“Pieris” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnotes normally included in financial statement prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete annual consolidated financial statements. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related footnotes that appear in the Annual Report on Form 10-K of the Company for the year ended December 31, 2015 filed with the SEC on March 23, 2016 (the “2015 Annual Report”).

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements for the year ending December 31, 2015, and all adjustments, including normal recurring adjustments, considered necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements have been included. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

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

2. Critical Accounting Policies

Research and development expenses

Research and development expenses are charged to the statement of operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, pre-clinical and clinical costs, contract services, consulting, depreciation and amortization expense, and other related costs. Costs associated with acquired technology, in the form of upfront fees or milestone payments, are charged to research and development expense as incurred.

3. Revenues

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

If the Company is involved in a steering committee as part of a multiple element arrangement, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

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

F.Hoffmann-La Roche Ltd. and Hoffmann- La Roche Inc.

In December 2015, the Company entered into a Research Collaboration and License Agreement (the “Roche Agreement”) with F.Hoffmann- La Roche Ltd. and Hoffmann- La Roche Inc., (“Roche”), for the research, development and commercialization of Anticalin-based drug candidates against a predefined, undisclosed target in cancer immune therapy. The parties will jointly pursue a preclinical research program with respect to the identification and generation of Anticalins that bind to a specific target for an expected period of 20 months, which may be extended by Roche for up to an additional 12 months. Roche has the ability to continue exclusivity rights for up to an additional 5 years. Both Roche and the Company will participate in a joint research committee in connection with this agreement. Following the research program, Roche will be responsible for subsequent pre-clinical and clinical development of any product developed through the research plan and will have worldwide commercialization rights to any such product.

Roche has paid $6.5 million of an upfront payment for the research collaboration. Additionally, Roche will pay Pieris for research services provided by Pieris in conjunction with the research program. Roche will also pay Pieris for certain milestones relating to development, regulatory and sales milestones as they are achieved.

Pieris recorded $1.1 million and $2.3 million in revenue for the three and six months ended June 30, 2016, respectively, related to the recognition of the upfront Roche payment during those periods. Revenue recognized is associated with the portion of the research services performed during the periods as well as the value of research services provided by Pieris in connection with the ongoing research program. No revenues were recorded for the three and six months ended June 30, 2015.

The Company identified the research and commercial licenses, performance of R&D services, and participation in the joint research committee as deliverables under the Roche Agreement. For revenue recognition purposes, management has determined that there are two units of accounting at the inception of the agreement representing (i) the research and commercial licenses and the performance of R&D services which do not have standalone value, and (ii) the participation in the joint research committee.

In addition to the upfront payment, under the Roche Agreement, the Company is eligible to receive research funding, development and regulatory, and sales based milestone payments up to approximately $416.8 million, plus royalties on future sales of any commercial products. The total potential milestones are categorized as follows: development and regulatory milestones—$289.2 million; and sales milestones—$122.6 million. Management has determined that the development milestones are not substantive because they do not relate solely to past performance of the Company and that the Company’s involvement in the achievement is limited to progress reports and other updates. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement.

4. Net Loss per Common Share

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

For the six months ended June 30, 2016 and 2015, approximately 5.9 million and 0.9 million weighted average shares subject to stock options and warrants, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted weighted average common shares outstanding as their effect would have been antidilutive.

5. Fair Value Measurement

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

6. Related-Party Transactions

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

Effective as of the fourth quarter of 2015, Pieris no longer deems TUM a related party due to Prof. Dr. Skerra no longer having a supervisory board position in Pieris GmbH or other direct relationship with the Company since its initial public offering in December 2014. Therefore no expenses to TUM as a related party were incurred during the three and six months ended June 30, 2016. The Company incurred expenses related to TUM as a related party of approximately $14,000 and $28,000 for the three and six months ended June 30, 2015.

Consulting Contract between Prof. Dr. Arne Skerra and Pieris AG

In 2001, the Company entered into a Consulting Agreement with Prof. Dr. Arne Skerra, pursuant to which Prof. Dr. Arne Skerra provides advice regarding the use of new proteins, in particular Anticalin proteins and antibodies, for the purpose of research and development. As of the fourth quarter of 2015, Pieris no longer deems Prof. Dr. Skerra a related party due to Prof. Dr. Skerra no longer having a supervisory board position in Pieris GmbH or other direct relationship with the Company after its initial public offering in December 2014. Therefore no expenses to Prof. Dr. Skerra as a related party were incurred during the three and six months ended June 30, 2016. The Company incurred and paid to Prof. Dr. Skerra consulting fees of approximately $6,000 and $11,000 for the three and six months ended June 30, 2015.

7. Accrued expenses

The Company has recorded the following accrued expenses as of June 30, 2016 and December 31, 2015, respectively:

	June 30,	December 31,
	2016	2015
Accrued expenses
Accrued compensation expense	$690,733	$704,597
Accrued audit and tax fees	245,175	179,223
Accrued professional fees	355,753	194,790
Accrued R&D fees	899,579	466,076
Accrued other	134,155	194,694

Total amount of accrued expenses	$2,325,395	$1,739,380

8. Stock-based compensation

2014 Stock Plan

Pieris granted 88,853 and 1,157,734 options to employees, consultants, and directors under its 2014 Employee, Director and Consultant Equity Incentive Plan, (the “2014 Plan”) during the three and six months ended June 30, 2016, respectively. Pieris granted 72,235 and 25,000 options to employees, consultants, and directors under the 2014 Employee, Director and Consultant Equity Incentive Plan, (the “Plan”) during the three and six months ended June 30, 2015, respectively.

The 2014 Plan was terminated on June 28, 2016 when the Company adopted its 2016 Employee, Director and Consultant Equity Incentive Plan, (the “2016 Plan”).

2016 Stock Plan

In June 2016, the Company adopted the 2016 Plan which provides for the grant of stock options, restricted and unrestricted stock awards and other stock-based awards to employees of the Company, non-employee directors of the Company and certain other consultants performing services for the Company as designated by the Compensation Committee of the Board of Directors or the Board of Directors.

At June 30, 2016, the number of common shares reserved for issuance under the 2016 Plan was 3,750,000. The vesting periods of equity incentives issued under the 2016 Plan are determined by the Compensation Committee of the Company’s Board of Directors, with stock options generally vesting over a four-year period. In September 2015, a stock option to purchase 450,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”) was granted to a newly–hired executive officer subject to certain restrictions on exercise that required the Company’s shareholders to approve an increase in the number of shares authorized under the 2014 Plan. Upon the Company’s adoption of the 2016 Plan, this stock option was amended and issued under the 2016 Plan and the total shares available under the 2016 Plan reflect the issuance of this option. No stock options were granted under the 2016 Plan during the three and six months ended June 30, 2015. As of June 30, 2016, there were 3,305,000 shares available for future grant under the 2016 Plan.

Stock-based compensation expense for the three and six months ended June 30, 2016 was $0.6 million and $1.0 million, respectively, and was $0.3 million and $0.5 million for the three and six-months ended June 30, 2015, respectively.

Total stock-based compensation expense was recorded to operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Research and Development	$175,498	$78,348	$301,939	$129,185
General and administrative	436,347	189,691	678,290	356,189

Total stock-option expense	$611,845	$268,039	$980,229	$485,374

There were no options exercised during the three and six months ended June 30, 2016 and 2015, respectively.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option-pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility, risk free interest rate and forfeitures of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three and six months ended June 30, 2016 was $1.09 and $1.01, respectively. The weighted-average fair value of the options granted during the three and six months ended June 30, 2015 was $1.81 and $1.82, respectively. The calculation was based on the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.12% - 75.53%	73.43% - 75.07%	75.12% - 76.00%	73.43% - 75.07%
Weighted average risk-free interest rate	1.13% - 1.49%	1.49% - 1.79%	1.13% - 1.61%	1.49% - 1.79%
Expected term	5.0 - 5.7 years	5.3 - 5.8 years	5.0 - 5.7 years	5.3 - 5.8 years

Option-pricing models require the input of various subjective assumptions, including the option´s expected life and the price volatility of the underlying stock. Pieris’ estimated expected stock price volatility is based on the average volatilities of other guideline companies in the same industry. Pieris’ expected term of options granted during the three and six months ended June 30, 2016 and 2015, respectively was derived using the SEC’s simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company’s stock options have a maximum term of ten years from the date of grant. Stock options granted under the 2016 Plan may be either incentive stock options (“ISOs”), or nonqualified stock options. The exercise price of stock options granted under the 2016 Plan must be at least equal to the fair market value of the common stock on the date of grant. The Company’s general policy is to issue common shares upon the exercise of stock options.

9. Consulting Shares

In March 2015, the Company entered into an independent consulting agreement (the “Consulting Agreement”) with the Del Mar Consulting Group, Inc. and Alex Partners, LLC (the “Consultants”), pursuant to which the Company issued 150,000 shares of common stock, to the Consultants (the “Consulting Shares”). The Company agreed to retain the Consultants to provide investor relations consulting to the Company for a period commencing on March 6, 2015 (the “Commencement Date”) and ending thirteen months after the Commencement Date (such period, the “Term”). The shares issued in connection with the Consulting Agreement were deemed to be exempt from registration in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

The Company recognized expenses in connection with the issuance of the Consulting Shares of $0.1 million and $0.4 million for the three and six months ended June 30, 2015 in general and administrative expenses. No expenses were recognized during the 2016 period as the remaining shares vested on September 2, 2015 and the remaining expense was recorded based on the fair value of the shares on that date.

10. Private Placement

In June 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) for a private placement of the Company’s securities with a select group of institutional investors (the “2016 PIPE”). The 2016 PIPE sale transaction, by the Company, consisted of 8,188,804 units at a price of $2.015 per unit for gross proceeds, to the Company, of approximately $16.5 million. After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the private placement was approximately $15.3 million.

Each unit consisted of (i) one share of the Company’s Common Stock or non-voting series A convertible preferred stock (the “Series A Convertible Preferred Stock”) which are convertible into one share of common stock, (ii) one warrant to purchase 0.4 shares of Common Stock at an exercise price of $2.00 per share and (iii) one warrant to purchase 0.2 shares of Common Stock at an exercise price of $3.00 per share . The warrants will be exercisable for a period of five years from the date of issuance. Each share of Series A Convertible Preferred Stock was issued at a price of $2.015 per share, and is convertible into 1,000 shares of common stock, provided the holder and/or its affiliates do not own greater than 9.99% of the total number of Pieris common stock then outstanding. The Series A Convertible Preferred Stock has no registration or voting rights. In event of a true liquidation or winding down of the business, holders of Series A Convertible Preferred Stock will be paid prior to the holders of Common Stock. In connection with the 2016 PIPE, the Company issued 3,225,804 shares of Common Stock and 4,963 shares of Series A Convertible Preferred Stock to the 2016 PIPE investors.

The Company expects to use the proceeds from the 2016 PIPE towards further development and pre-clinical and clinical work of the Company´s proprietary Anticalin® product portfolio, including the lead candidates as well as the development of other programs and product candidates, and general corporate purposes.

As a result of the 2016 PIPE the number of common stock outstanding increased by 3,225,804 shares and the number of Series A Convertible Preferred Stock outstanding increased by 4,963 shares for the three and six months ended June 30, 2016.

11. License and Transfer Agreement

On April 18, 2016 the Company entered into a license and transfer agreement (the “Original Agreement”) with Enumeral Biomedical Holdings, Inc. (“Enumeral”), pursuant to which the Company acquired a non-exclusive worldwide license to use specified patent rights and know-how owned by Enumeral to research, develop and market fusion protein. As contemplated by the terms of the Original Agreement, the Company entered into a definitive license and transfer agreement (the “Definitive Agreement”) with Enumeral on June 6, 2016, to expand the scope of the Company’s option to license additional antibodies from Enumeral. Under the Definitive Agreement, Enumeral has granted Pieris options to license two additional undisclosed Enumeral antibodies (each, a “Subsequent Option”). The Subsequent Options expire on May 31, 2017. If Pieris licenses an additional antibody pursuant to a Subsequent Option, Pieris must pay to Enumeral an additional undisclosed option exercise payment, and any resulting fusion protein products will be subject to royalties and development and sales milestones in the same amounts applicable to the fusion proteins consisting of an Enumeral’s PD-1 antibody linked to one or more Anticalin® proteins.

Under the terms of the Original Agreement, the Company agreed to pay Enumeral an upfront license fee of $250,000 upon signing in April 2016 and subsequently elected to pay a $750,000 maintenance fee in May 2016. The terms of the Definitive Agreement, were essentially unchanged from the Original Agreement, the Company has agreed to pay Enumeral development milestones up to an aggregate of $37.8 million and sales milestones up to an aggregate of $67.5 million. Consistent with the terms of the Original Agreement, the Company also agreed to pay Enumeral royalties within a range in the low to lower-middle single digits as a percentage of net sales depending on the amount of net sales in the applicable years. In the event that the Company is required to pay a license fee or royalty to any third party related to the licensed products, the royalty payment due to Enumeral shall be reduced by the amount of such third party fees or payments, up to 50% of the royalty payment for each calendar year due to Enumeral.

The term of the Definitive Agreement ends upon the expiration of the last to expire patent covered under the license. The Definitive Agreement may be terminated by the Company on 30 days’ notice and by Enumeral upon 60 days’ notice of a material breach by the Company (or 30 days with respect to a breach of payment obligations by the Company), provided that the Company has not cured such breach and dispute resolution procedures specified in the Agreement have been followed. The Agreement will also automatically terminate if the Company fails to make the maintenance fee payment described above.

All amounts paid related to the Agreement have been expensed as research and development expense as incurred. The Company incurred $1.0 million for the three and six months ended June 30, 2016.

12. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its financial obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. Had this standard been adopted as of June 30, 2016, the Company does not believe it would have been required to make any additional disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting”. Under the amendments in ASU 2016-09 several aspects of the accounting for share-based payment award transactions are simplified, including (i) income tax consequences, (ii) classification of awards as either equity or liabilities and (iii) classification on the statement of cash flows. This guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

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

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customer (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments in ASU 2016-12 address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This guidance is effective for annual periods beginning after December 15, 2018, including interim reporting periods therein. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

Pieris has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

13. Subsequent Events

On July 25, 2016, the Board of Directors of the Company, following the recommendation of the Nominating and Corporate Governance Committee of the Board, elected Julian Adams, Ph.D., President of Research & Development of Infinity Pharmaceuticals, Inc., to the Company’s Board to serve as a Class I Director of the Company with a term expiring at the 2018 annual meeting of stockholders.

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

Company Overview

We are a clinical-stage biopharmaceutical company that discovers and develops Anticalin® protein-based drugs to target validated disease pathways in a unique and transformative way. Our pipeline includes immune-oncology multi-specifics tailored for the tumor micro-environment, an inhaled Anticalin to treat uncontrolled asthma and a half-life-optimized Anticalin to treat anemia. Proprietary to Pieris, Anticalin proteins are a novel class of low molecular-weight therapeutic proteins derived from lipocalins, which are naturally occurring low-molecular weight human proteins typically found in blood plasma and other bodily fluids.

Each of our development programs focus on the following:

•	300-Series oncology drug candidates are multispecific Anticalin®-based proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics that genetically link two distinct Anticalin proteins together or an antibody with one or more Anticalin proteins, thereby constituting a multispecific protein;

•	PRS-343 our lead immune-oncology program is a 4-1BB/HER2 bispecific, comprised of a HER2-targeting antibody genetically linked to a 4-1BB-targeting Anticalin, in which tumor-targeted drug clustering mediated by HER2 expressed on certain solid tumors is intended to drive tumor localized T cell activation for patient unresponsive to current standard of care. PRS-343 is currently in IND enabling studies and we expect to initiate a Phase 1 clinical trial in the first half of 2017; and

•	PRS-342 is a 4-1BB/GPC3 bispecific comprised of a GPC3-targeting Anticalin genetically linked via an antibody Fc domain to a 4-1BB-targeting Anticalin, in which tumor-targeted drug clustering mediated by GPC3 expressed on certain solid tumors is intended to drive tumor-localized T cell activation for patients unresponsive to current standard of care. PRS-342 is currently in preclinical studies; and

•	PRS-332 our lead dual checkpoint antagonist program, defines a series of fusion proteins, each of which comprises a PD-1 targeting antibody genetically linked to an Anticalin that engages an undisclosed immune checkpoint. We expect to nominate a bispecific development candidate and initiate IND enabling studies for that candidate by the end of 2016; and

•	PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. It has been designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease particularly in end-stage renal disease patients requiring dialysis; and

•	PRS-060 is a drug candidate that binds to the IL-4RA receptor, thereby inhibiting the signaling of IL-4 and IL-13, two cytokines (small proteins mediating signaling between cells within the human body) known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases.

Our programs are in varying stages:

•	300-Series—We are conducting activities relating to lead candidate identification, lead candidate optimization, preclinical evaluation and IND filing preparation on several of our 300-Series lead candidates. For our lead candidate, PRS-343we expect to complete IND enabling studies in 2017 and plan a Phase I clinical study to begin in the first half of 2017;

•	PRS-080—We completed a Phase Ia single-ascending dose clinical trial with PRS-080 in healthy volunteers in 2015. Based on the data obtained we are now continuing further development of PRS-080 in a Ib clinical study in CKD5 patients requiring hemodialysis and which we expect to complete by the end of 2016, which we expect will be followed by a multi-dose trial in the same patient population in 2017; and

•	PRS-060—We have formulated PRS-060 for pulmonary delivery by inhalation, and we are currently manufacturing bulk drug substance for GLP inhalation toxicology studies and for the manufacture of Drug Product for clinical studies. We intend to begin a Phase I clinical trial with this program in mid-2017.

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

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. For the three and six months ended June 30, 2016 we reported a net loss of $5.9 million and $10.0 million, respectively. For the three and six months ended June 30, 2015 we reported a net loss of $3.5 million and $7.2 million, respectively. As of June 30, 2016, we had an accumulated deficit of $89.9 million.

We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the periods presented were primarily from license and collaboration agreements with our partners, and, to a lesser extent, from grants from government agencies.

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

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. Our current development plans focus on three lead drug programs: PRS-080, PRS-060 and 300-series. These programs consume a large proportion of our current, as well as projected, resources.

Our research and development costs include costs that are directly attributable to the creation of certain of our Anticalin® drug candidates and are comprised of:

•	internal recurring costs, such as labor and fringe benefits, materials and supplies, facilities and maintenance costs; and

•	fees paid to external parties who provide us with contract services, consulting services, such as preclinical testing, manufacturing and related testing, and clinical trial activities.

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, employee benefits, equity compensation, and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting, and legal services.

Results of Operations

Comparison of the three and six months ended June 30, 2016 and June 30, 2015

The following table sets forth our revenues and operating expenses for the periods presented (in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Revenues	$1,073	$160	$2,320	$378
Research and development expenses	(4,500)	(1,726)	(8,160)	(3,250)
General and administrative expenses	(2,368)	(1,969)	(4,336)	(4,363)
Non-operating income (expense), net	(88)	4	132	1

Net loss	$(5,883)	$(3,531)	$(10,044)	$(7,234)

Revenues

The following table provides a comparison of revenues for three months ended June 30, 2016 and 2015, respectively (in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	$ Change	% Change
Upfront payments	$706	$—	$706	100%
Research and development services	367	—	367	100%
Government Grants	—	160	(160)	(100%)

Total Revenue	$1,073	$160	$913	569%

•	The $0.7 million increase in revenues from upfront payments in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 relates to the recognition of an upfront payment under our collaboration with Roche, which commenced in January 2016. The revenue for the upfront payment is recorded based on the proportionate performance method using the full-time equivalents as a measure to spread the upfront payment over the research term. No upfront payments were recognized for the three months ended June 30, 2015.

•	The $0.4 million increase in revenues from research and development services in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 mainly relates to research and development services being provided to Roche pursuant to the Roche Agreement. No research and development services were recognized for the three months ended June 30, 2015.

The decrease in revenues from grants in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 results from the end of the Seventh Research Framework Program (“FP7”) under which the Company recognized $0.2 million in the three months ended June 30, 2015. No grant revenues were recognized for the three months ended June 30, 2016 as the Company received the last tranche under the FP7 program in November 2015 and no other programs under which the Company could receive government grants are currently in place. The following table provides a comparison of revenues for the six months ended June 30, 2016 and 2015, respectively (in thousands):

	Six months ended June 30, 2016	Six months ended June 30, 2015	$ Change	% Change
Upfront payments	$1,542	$—	$1,542	100%
Research and development services	778	—	778	100%
Government Grants	—	378	(378)	(100%)

Total Revenue	$2,320	$378	$1,942	514%

•	The $1.5 million increase in revenues from upfront payments in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 relates to the recognition of an upfront payment under our collaboration with Roche, which commenced in January 2016. The revenue for the upfront payment is recorded based on the proportionate performance method using the full-time equivalents as a measure to spread the upfront payment over the research term. No upfront payments were recognized for the six months ended June 30, 2015.

•	The $0.8 million increase in revenues from research and development services in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 mainly relates to research and development services being provided to Roche pursuant to the Roche Agreement. No research and development services were recognized for the six months ended June 30, 2015.

•	The decrease in revenues from grants in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 resulted from the end of the Seventh Research Framework Program, or FP7, under which the Company recognized $0.4 million in the six months ended June 30, 2015. No grant revenues were recognized for the six months ended June 30, 2016 as the Company received the last tranche under the FP7 program in November 2015 and no other programs under which the Company could receive government grants are currently in place.

Research and Development

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the three months ended June 30, 2016 and 2015, respectively (in thousands):

	Three months ended June 30, 2016	Three months ended June 30, 2015	$-Change	%-Change
PRS-060	$566	$—	$566	100%
PRS-080	223	641	(418)	(187%)
PRS-300 series	1,084	540	544	50%
Other R&D activities	2,627	545	2,082	382%

Total	$4,500	$1,726	$2,774	161%

Total research and development expenses were $4.5 million for the three months ended June 30, 2016 as compared to $1.7 million for the three months ended June 30, 2015.

The $2.8 million increase in total research and development expenses in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily due to:

•	increased chemistry, manufacturing and controls (“CMC”) and other preclinical costs associated with PRS-060, as we carry out IND enabling studies;

•	increased preclinical and CMC costs for PRS-343 as we carry out our IND enabling studies and development costs for other 300 -Series programs ;

•	offset by decreased expenses for PRS-080, as the Phase Ia trial has been completed and Phase Ib trial has recently started; and

•	increase in other R&D activities of $2.1 million. This increase is due to a $0.6 million increase in personnel-related expenses, including stock-based compensation expense due to the hiring of additional R&D staff, as well as an increase of $1.0 million for license fees related to Enumeral. General lab supplies increased by $0.1 million, consulting costs by $0.2 million and travel costs and other costs by $0.2 million.

The following table provides a comparison of the research and development expenses for the six months ended June 30, 2016 and 2015, respectively (in thousands):

	Six months ended June 30, 2016	Six months ended June 30, 2015	$-Change	%-Change
PRS-060	$906	$22	$884	98%
PRS-080	572	1,254	(682)	(119%)
PRS-300 series	2,177	969	1,208	55%
Other R&D activities	4,505	1,005	3,500	348%

Total	$8,160	$3,250	$4,910	151%

Total research and development expenses were $8.2 million for the six months ended June 30, 2016 as compared to $3.3 million for the six months ended June 30, 2015.

The $4.9 million increase in total research and development expenses in the six months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily due to:

•	increased chemistry, manufacturing and controls (“CMC”) and other preclinical costs associated with PRS-060, as we carry out IND enabling studies;

•	increased preclinical and CMC costs for PRS-343 as we carry out our IND enabling studies and development costs for other PRS-300-Series programs;

•	offset by decreased expenses for PRS-080, as the Phase Ia trial has been completed and Phase Ib has recently begun; and

•	increase in other R&D activities of $3.5 million. This increase is due to a $1.3 million increase in personnel-related expenses, including stock-based compensation expense due to the hiring of additional R&D staff, as well as an increase in license fees related to TUM and Enumeral of $1.3 million. General lab supplies increased $0.2 million as well as travel and consulting costs of $0.4 million and various facility and other costs of $0.3 million.

As of June 30, 2016, we employed 31 full-time employees and 2 consultants in our research and development group compared to 29 full-time and 5 part-time employees in our research and development group as of June 30, 2015.

General and Administrative

General and administrative expenses were $2.4 million for the three months ended June 30, 2016 compared to $2.0 million for the three months ended June 30, 2015. The increase of $0.4 million resulted primarily from an increase of $0.4 million in higher personnel related costs, including an increase in stock compensation expense due to the hiring of additional G&A staff and $0.1 million in transaction expenses related to Enumeral license and trans2fer agreement. These amounts are offset by $0.1 million in lower legal and other costs.

General and administrative expenses were $4.3 million for the six months ended June 30, 2016 compared to $4.4 million for the six months ended June 30, 2015. General and administrative expenses decreased due to $0.7 million of lower legal, consulting and other costs offset by higher personnel related costs of $0.4 million, including an increase in stock compensation expense due to the hiring of additional G&A staff and increased transaction and investor relation expenses of $0.2 million.

Non-operating income (expenses), net

Non-operating other expenses increased to $0.1 million in the three months ended June 30, 2016 from a gain of approximately $4,000 of non-operating income for the three months ended June 30, 2015. This increase is mainly a result of net foreign currency transaction losses related to the weakness of the Euro against the U.S. dollar at the end of the second quarter of 2016.

Non-operating income increased to $0.1 million in the six months ended June 30, 2016 from approximately $1,000 of non-operating income for the six months ended June 30, 2015. This increase is mainly a result of net foreign currency transaction gains related to the strengthening of the Euro against the U.S. dollar in the periods presented.

Liquidity and Capital Resources

Through June 30, 2016, we have funded our operations with $192.3 million of cash that we obtained from the following main sources: $118.0 million from sales of equity; $6.5 million from loans; $14.2 million from grants from government agencies; and $53.6 million in total payments received under license and collaboration agreements, including $12.6 million for research and development services costs we received from our collaboration partners. We expect that reimbursements of our development costs by Daiichi Sankyo and Sanofi will decline going forward, and we do not expect such reimbursements to be a significant source of funding in the future.

As of June 30, 2016, we had a total of $40.4 million in cash.

We have experienced operating losses since our inception and had a total accumulated deficit of $89.9 million as of June 30, 2016. We expect to incur additional costs and will require additional capital. We have incurred losses in nearly every period since inception including the three and six months ended June 30, 2016. These losses have primarily resulted in significant cash used in operations. Due to the upfront payment received from Roche during the six months ended June 30, 2016 offset with our net losses for the period, our cash used in operating activities was $3.9 million. During the six months ended June 30, 2015, our cash used in operations was $6.7 million. We have several research and development programs underway in varying stages of development and we expect they will continue to consume increasing amounts of cash for development, conducting clinical trials and the testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of our 300-Series, including PRS-343, PRS- 342 and PRS-332, and PRS-080 and PRS-060 and our other product candidates, we expect the cash needed to fund operations to increase significantly over the next several years.

On July 6, 2015 we closed a public offering of an aggregate of 9,090,909 shares of our common stock, par value $0.001 per share, or the Common Stock, at a purchase price of $2.75 per share. On July 28, 2015 the underwriters exercised their option to purchase an additional 1,211,827 shares of common stock at the public offering price of $2.75 per share. Gross proceeds from the offering, including the over-allotment option, were $28.3 million and net proceeds were approximately $25.8 million.

In June 2016, we entered into a securities purchase agreement for a private placement with a select group of institutional investors. The private placement, referred to as the 2016 PIPE, consisted of the sale of 8,188,804 units at a price of $2.015 per unit for gross proceeds to us of approximately $16.5 million. After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the 2016 PIPE was approximately $15.3 million.

Each unit consisted of (i) one share of common stock or non-voting series A convertible preferred stock, par value $0.001 per share, or the series A preferred shares, which are convertible into one share of common stock, (ii) one warrant to purchase 0.4 shares of common stock at an exercise price of $2.00 per share, and (iii) one warrant to purchase 0.2 shares of common stock at an exercise price of $3.00 per share. The 2016 PIPE transaction closed on June 8, 2016.

We will need to obtain additional funding in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements for at least the next twelve months. Our requirements for additional capital will depend on many factors, including the following:

•	the scope, rate of progress, results, timing and cost of our clinical studies, preclinical testing and other related activities;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our drug candidates and any products that we may develop;

•	the number and characteristics of drug candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

We cannot be sure that future funding will be available to us on acceptable terms, or adequate enough at all. Due to often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress for our 300-Series programs, including PRS-343, PRS-342 and PRS-332, and PRS-080 and PRS-060 could have a material adverse impact on our ability to raise additional capital.

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

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2015 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates in the six months ended June 30, 2016.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see “Note12—Recently Issued Accounting Pronouncements” in our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as for establishing and maintaining “adequate internal control over financial reporting” as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s system of internal controls over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with generally accepted accounting principles.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of June 30, 2016. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of June 30, 2016, our internal control over financial reporting was not effective, as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the three and six months ended June 30, 2016, we concluded that we had a material weakness relating to the technical accounting for complex transactions. During the period we noted an error in the accounting for our equity transaction. The error was corrected in the financial statements prior to their issuance. We have developed and implemented a remediation plan for this material weakness. We will continue to execute our remediation plan, which includes, among other things, engagement of additional technical expertise, as needed, on complex accounting matters to support the accounting and finance team and the internal control environment.

Notwithstanding this material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

Changes in Internal Control over Financial Reporting

Except for material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 8, 2016, we entered into a securities purchase agreement for a private placement with a select group of institutional investors. The private placement, which we refer to as the 2016 PIPE, consisted of the sale of 8,188,804 units at a price of $2.015 per unit for gross proceeds to us of approximately $16.5 million. After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the 2016 PIPE was approximately $15.3 million.

Each unit consisted of (i) one share of our common stock, par value $0.001 per share, or the Common Stock, or one share of our non-voting series A convertible preferred stock, par value $0.001 per share, or the Series A Preferred Shares, which are convertible into one share of Common Stock, (ii) one warrant to purchase 0.4 shares of Common Stock at an exercise price of $2.00 per share, and (iii) one warrant to purchase 0.2 shares of Common Stock at an exercise price of $3.00 per share. The 2016 PIPE closed on June 8, 2016.

The sale and issuance of the securities set forth above were deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, by virtue of Section 4(2) or Rule 506 promulgated under Regulation D promulgated thereunder. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. No underwriters were involved in these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

3.1	Certificate of Designation of Series A Convertible Preferred Stock.

10.1*	Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. dated as of June 6, 2016.

10.2	Securities Purchase Agreement, dated June 2, 2016, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.1 contained in our Current Report on Form 8-K (File No. 001-37471), filed on June 6, 2016).

10.3	Form of Warrant to purchase Common Stock (Incorporated by reference to Exhibit 10.2 contained in our Current Report on Form 8-K (File No. 001-37471), filed on June 6, 2016).

10.4	Registration Rights Agreement, dated June 2, 2016, by and among the Company and the Investors named therein (incorporated by reference to Exhibit 10.3 contained in our Current Report on Form 8-K (File No. 001-37471), filed on June 6, 2016).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: August 11, 2016	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: August 11, 2016	By:	/s/ Darlene Deptula-Hicks
Darlene Deptula-Hicks Chief Financial Officer, Secretary and Treasurer