Form 10-Q
period 2016-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2016-11-10
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 7, 2016 was 43,058,827.

PIERIS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. Dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.12105 based on www.oanda.com as of September 30, 2016.

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

ii

PART I — FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash	$36,557,701	$29,349,124
Prepaid expenses and other current assets	4,579,659	2,311,385

Total current assets	41,137,360	31,660,509
Property and equipment, net	2,447,733	2,162,771
Other non-current assets	127,626	126,781

Total assets	$43,712,719	$33,950,061

Liabilities and Stockholders´ Equity
Current liabilities:
Trade accounts payable	$4,523,798	$1,058,536
Accrued expenses and other current liabilities	2,898,388	1,739,380
Deferred revenues, current portion	2,529,661	—

Total current liabilities	9,951,847	2,797,916
Deferred revenue, net of current portion	2,233,834	—
Other long-term liabilities	44,565	23,852

Total liabilities	12,230,246	2,821,768

Stockholders’ equity:
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 43,058,827 and 39,833,023 issued and outstanding at September 30, 2016 and December 31, 2015	43,059	39,833
Preferred stock, $0.001 par value per share, 4,963 shares authorized and 4,963 and zero issued and outstanding at September 30, 2016 and December 31, 2015	5	—
Additional paid-in capital	128,870,853	112,226,723
Accumulated other comprehensive loss	(1,325,104)	(1,272,574)
Accumulated deficit	(96,106,340)	(79,865,689)

Total stockholders’ equity	31,482,473	31,128,293

Total liabilities and stockholders’ equity	$43,712,719	$33,950,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$785,007	$414,610	$3,104,513	$792,474
Operating expenses
Research and development	4,621,957	2,051,688	12,781,489	5,301,911
General and administrative	2,341,010	2,242,804	6,677,110	6,606,209

Total operating expenses	6,962,967	4,294,492	19,458,599	11,908,120
Loss from operations	(6,177,960)	(3,879,882)	(16,354,086)	(11,115,646)
Interest (expense), net	—	—	—	(4,223)
Other income, net	(18,243)	(1,929)	113,575	3,325
Loss before income taxes	(6,196,203)	(3,881,811)	(16,240,511)	(11,116,544)
Provision/(benefit) for income tax	—	(40,441)	—	(40,441)

Net Loss	$(6,196,203)	$(3,922,252)	$(16,240,511)	$(11,156,985)

Net loss per share
Basic and diluted	$(0.14)	$(0.10)	$(0.39)	$(0.34)
Weighted average number of common shares outstanding
Basic and diluted	43,063,790	38,890,546	41,259,749	32,584,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$6,196,203	$3,922,252	$16,240,511	$11,156,985
Other comprehensive income/(loss) components:
Foreign currency translation	670	193,415	(52,530)	(307,182)

Total other comprehensive income/(loss)	670	193,415	(52,530)	(307,182)

Comprehensive loss	$6,195,533	$3,728,837	$16,293,041	$11,464,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net loss	$(16,240,511)	$(11,156,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	175,387	234,066
Stock-based compensation	1,426,341	823,164
Non-cash restricted shares	—	446,400
Non-cash consulting shares	—	75,000
Changes in operating assets and liabilities:
Trade accounts receivable	—	(17,328)
Prepaid expenses and other assets	(2,161,864)	(768,982)
Deferred Revenue	4,698,803	—
Trade accounts payable	3,304,055	(49,427)
Accrued expenses and other current liabilities	1,139,045	190,549
Income taxes	—	10,109

Net cash provided by (used in) operating activities	(7,658,745)	(10,213,434)
Investing activities:
Purchase of property and equipment	(322,706)	(269,265)

Net cash used in investing activities	(322,706)	(269,265)
Financing activities:
Issuance of Common and Preferred Stock, net of issuance costs	15,221,021	25,763,960
Repayment of debt	—	(1,157,940)

Net cash used in financing activities	15,221,021	24,606,020
Effect of exchange rate change on cash and cash equivalents	(30,993)	(342,653)
Net increase in cash and cash equivalents	7,208,577	13,780,668
Cash and cash equivalents at beginning of year	29,349,124	18,474,211

Cash and cash equivalents at end of year	$36,557,701	$32,254,879

Supplemental cash flow disclosures:
Cash paid for interest	$—	$4,181
Cash paid for tax	$—	$40,441
Property and equipment, included in accounts payable	$83,435	$—

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

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements for the year ending December 31, 2015, and all adjustments, including normal recurring adjustments, considered necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period.

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

F.Hoffmann-La Roche Ltd. and Hoffmann- La Roche Inc.

In December 2015, the Company entered into a Research Collaboration and License Agreement (the “Roche Agreement”) with F.Hoffmann- La Roche Ltd. and Hoffmann- La Roche Inc., (“Roche”), for the research, development, and commercialization of Anticalin-based drug candidates against a predefined, undisclosed target in cancer immune therapy. The parties will jointly pursue a preclinical research program with respect to the identification and generation of Anticalin proteins that bind to a specific target for an expected period of 20 months, which may be extended by Roche for up to an additional 12 months. Roche has the ability to continue exclusivity rights for up to an additional 5 years. Both Roche and the Company will participate in a joint research committee in connection with this agreement. Following the research program, Roche will be responsible for subsequent pre-clinical and clinical development of any product developed through the research plan and will have worldwide commercialization rights to any such product.

Roche has paid $6.5 million of an upfront payment for the research collaboration. Additionally, Roche will pay Pieris for research services provided by Pieris in conjunction with the research program. Roche will also pay Pieris for certain milestones relating to development, regulatory, and sales milestones as they are achieved.

Pieris recorded $0.8 million and $3.1 million in revenue for the three and nine months ended September 30, 2016, respectively, related to the recognition of the upfront Roche payment during those periods. Revenue recognized is associated with the portion of the research services performed during the periods as well as the value of research services provided by Pieris in connection with the ongoing research program. No revenues were recorded for the three and nine months ended September 30, 2015.

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

In addition to the upfront payment, under the Roche Agreement, the Company is eligible to receive research funding, development and regulatory, and sales based milestone payments up to approximately $420.6 million, plus royalties on future sales of any commercial products. The total potential milestones are categorized as follows: development and regulatory milestones—$292.0 million; and sales milestones—$123.8 million. Management has determined that the development milestones are not substantive because they do not relate solely to past performance of the Company and the Company’s involvement in the achievement is limited to progress reports and other updates. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement.

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

For the nine months ended September 30, 2016 and 2015, approximately 7.4 million and 0.9 million weighted average shares subject to stock options and warrants, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted weighted average common shares outstanding as their effect would have been antidilutive.

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

For the periods presented in these interim financial statements, Pieris has no cash equivalents and debt instruments as of each balance sheet date presented.

All other current assets and current liabilities on our consolidated balance sheets approximate their respective carrying amounts.

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

Effective as of the fourth quarter of 2015, Pieris no longer deems TUM a related party due to Prof. Dr. Skerra no longer having a supervisory board position in Pieris GmbH or other direct relationship with the Company since its initial public offering in December 2014. Therefore no expenses to TUM as a related party were incurred during the three and nine months ended September 30, 2016. The Company incurred expenses related to TUM as a related party of approximately $14,000 and $42,000 for the three and nine months ended September 30, 2015.

Consulting Contract between Prof. Dr. Arne Skerra and Pieris AG

In 2001, the Company entered into a Consulting Agreement with Prof. Dr. Arne Skerra, pursuant to which Prof. Dr. Arne Skerra provides advice regarding the use of new proteins, in particular Anticalin proteins and antibodies, for the purpose of research and development. As of the fourth quarter of 2015, Pieris no longer deemed Prof. Dr. Skerra a related party due to Prof. Dr. Skerra no longer having a supervisory board position in Pieris GmbH or other direct relationship with the Company after its initial public offering in December 2014. Therefore no expenses to Prof. Dr. Skerra, as a related party, were incurred during the three and nine months ended September 30, 2016. The Company incurred and paid to Prof. Dr. Skerra consulting fees of approximately $6,000 and $17,000 for the three and nine months ended September 30, 2015.

7. Accrued expenses

The Company has recorded the following accrued expenses as of September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016	December 31, 2015
Accrued expenses
Accrued compensation expense	$983,951	$704,597
Accrued audit and tax fees	394,414	179,223
Accrued professional fees	360,200	194,790
Accrued R&D fees	1,019,024	466,076
Accrued other	140,799	194,694

Total amount of accrued expenses	$2,898,388	$1,739,380

8. Stock-based compensation

2014 Stock Plan

Pieris granted 1,157,734 options to employees, consultants, and directors under its 2014 Employee, Director and Consultant Equity Incentive Plan, (the “2014 Plan”) during the nine months ended September 30, 2016. Pieris granted 116,027 and 663,262 options to employees, consultants, and directors under the 2014 Employee, Director and Consultant Equity Incentive Plan, (the “Plan”) during the three and nine months ended September 30, 2015, respectively.

During the three months ended September 30, 2015 the Company granted an option to purchase 500,000 shares outside of the Plan to a newly-hired executive officer that was an inducement and material to the executive officer entering into employment with the Company. The compensation expense associated with this inducement option was $32,133 and is included in research and development expense for both the three and nine months periods ended September 30, 2015.

The 2014 Plan was terminated on June 28, 2016 when the Company adopted its 2016 Employee, Director and Consultant Equity Incentive Plan, (the “2016 Plan”). Therefore no options were granted for the three months ended September 30, 2016 under the 2014 Plan.

2016 Stock Plan

In June 2016, the Company adopted the 2016 Plan which provides for the grant of stock options, restricted and unrestricted stock awards, and other stock-based awards to employees of the Company, non-employee directors of the Company, and certain other consultants performing services for the Company as designated by the Compensation Committee of the Board of Directors or the Board of Directors.

The vesting periods of equity incentives issued under the 2016 Plan are determined by the Compensation Committee of the Company’s Board of Directors, with stock options generally vesting over a four-year period. In September 2015, a stock option to purchase 450,000 shares of the Company’s common stock, par value $0.001 (the “Common Stock”), was granted to a newly–hired executive officer subject to certain restrictions on exercise that required the Company’s shareholders to approve an increase in the number of shares authorized under the 2014 Plan. Upon the Company’s adoption of the 2016 Plan, this stock option was amended and issued under the 2016 Plan; the total shares available under the 2016 Plan reflects the issuance of this option. The Company granted 114,378 options to employees and directors under the 2016 Plan during the three and nine months ended September 30, 2016. No options were granted under the 2016 Plan during the three and nine months ended September 30, 2015. As of September 30, 2016, there were 3,275,622 shares available for future grant under the 2016 Plan. The shares available for future grant under the 2016 Plan include 90,000 shares which were forfeited during the three months ended September 30, 2016 under the 2014 Plan. These forfeited shares were added to the 2016 Plan.

Stock-based compensation expense for the three and nine months ended September 30, 2016 was $0.4 million and $1.4 million, respectively, and was $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively.

Total stock-based compensation expense was recorded to operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Research and Development	$142,254	$88,176	$444,193	$217,766
General and administrative	303,859	249,613	982,148	605,398

Total stock-option expense	$446,113	$337,789	$1,426,341	$823,164

There were no options exercised during the three and nine months ended September 30, 2016 and 2015, respectively.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option-pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility, risk free interest rate, and forfeitures of the underlying stock. Accordingly, the weighted-average fair value of the options granted during the three and nine months ended September 30, 2016 was $1.05 and $1.01, respectively. The weighted-average fair value of the options granted during the three and nine months ended September 30, 2015 was $1.95 and $1.94, respectively. The calculation was based on the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	74.9% - 75.12%	72.65% - 73.43%	74.90% - 76.00%	72.65% - 75.07%
Weighted average risk-free interest rate	1.25% - 1.35%	1.69% - 1.89%	1.13% - 1.61%	1.49% - 1.89%
Expected term	5.0 - 5.7 years	5.0 - 6.1 years	5.0 - 5.7 years	5.0 - 6.1 years

Option-pricing models require the input of various subjective assumptions, including the option´s expected life and the price volatility of the underlying stock. Pieris’ estimated expected stock price volatility is based on the average volatilities of other guideline companies in the same industry. Pieris’ expected term of options granted during the three and nine months ended September 30, 2016 and 2015, respectively was derived using the SEC’s simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company’s stock options have a maximum term of ten years from the date of grant. Stock options granted under the 2016 Plan may be either incentive stock options (“ISOs”), or nonqualified stock options. The exercise price of stock options granted under the 2016 Plan must be at least equal to the fair market value of the common stock on the date of grant.

9. Consulting Shares

Del Mar Consulting Group & Alex Partners

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

The Company recognized expenses in connection with the issuance of the Consulting Shares of $0.1 million and $0.4 million for the three and nine months ended September 30, 2015 in general and administrative expenses. No expenses were recognized during the 2016 period as the remaining shares vested on September 2, 2015 and the remaining expense was recorded based on the fair value of the shares on that date.

Aquilo Partners

In September 2015, the Company entered into a Letter agreement (the “Letter Agreement”) with Aquilo Partners, L.P. (“Aquilo Partners”) pursuant to which the Company recorded a cash retainer fee of $0.1 million and issued 27,272 shares of the Company´s common stock at a price of $2.75 per share.

10. Public Offering

In July 2015, the Company closed a public offering of an aggregate of 9,090,909 shares of the Company´s common stock at a purchase price of $2.75 per share. All shares of common stock were offered by the Company. On July 24, 2015 the underwriters exercised their over-allotment option to purchase 1,211,827 additional shares of the Company´s common stock at the public offering price of $2.75, the sale of which closed on July 28, 2015.

Gross proceeds raised by the Company in the offering, including the exercise of the over-allotment option, were $28.3 million and net of equity issuance costs were $25.8 million.

11. Private Placement

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

The Company expects to use the proceeds from the 2016 PIPE towards further development and pre-clinical and clinical work of the Company´s proprietary Anticalin® product portfolio, including the lead candidates, as well as the development of other programs and product candidates, and general corporate purposes.

12. License and Transfer Agreement

On April 18, 2016 the Company entered into a license and transfer agreement (the “Original Agreement”) with Enumeral Biomedical Holdings, Inc. (“Enumeral”), pursuant to which the Company acquired a non-exclusive worldwide license to use specified patent rights and know-how owned by Enumeral to research, develop and market fusion protein. As contemplated by the terms of the Original Agreement, the Company entered into a definitive license and transfer agreement (the “Definitive Agreement”) with Enumeral on June 6, 2016, to expand the scope of the Company’s option to license additional antibodies from Enumeral. Under the Definitive Agreement, Enumeral has granted Pieris options to license two additional undisclosed Enumeral antibodies (each, a “Subsequent Option”); the Subsequent Options expire on May 31, 2017. If Pieris licenses an additional antibody pursuant to a Subsequent Option, Pieris must pay, to Enumeral, an additional undisclosed option exercise payment; any resulting fusion protein products will be subject to royalties and development and sales milestones in the same amounts applicable to the fusion proteins consisting of an Enumeral’s PD-1 antibody linked to one or more Anticalin® proteins.

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

All amounts paid related to the Agreement have been expensed as research and development expense as incurred. The Company incurred $0 and $1.0 million for the three and nine months ended September 30, 2016.

13 Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its financial obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. Had this standard been adopted as of September 30, 2016, the Company does not believe it would have been required to make any additional disclosures.

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

14. Subsequent Events

Milestone payment

The Company announced, in October 2016, the achievement of a success-based milestone in its R&D collaboration with Daiichi Sankyo. The milestone was triggered by Daiichi Sankyo´s decision to initiate a GLP toxicity study in non-human primates.

Sales Agreement

In October 2016, the Company entered into a Sales Agreement with Cowen and Company, LLC (the “Sales Agreement”) to establish an at-the-market equity offering program (“ATM”) pursuant to which it may elect to offer and sell up to an aggregate of $35 million of its Common Stock at prevailing market prices from time to time. To date the Company has not sold any shares of its Common Stock in the ATM offering.

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

Each of our development programs focus on the following:

•	300-Series oncology drug candidates are multispecific Anticalin®-based proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics that genetically link two distinct Anticalin proteins together or an antibody with one or more Anticalin proteins, thereby constituting a multispecific protein;

•	PRS-343 our lead immune-oncology program is a 4-1BB/HER2 bispecific, comprised of a HER2-targeting antibody genetically linked to a 4-1BB-targeting Anticalin, in which tumor-targeted drug clustering mediated by HER2 expressed on certain solid tumors is intended to drive tumor localized T cell activation for patient unresponsive to current standard of care. PRS-343 is currently in IND enabling studies and we expect to initiate a Phase 1 clinical trial in the first half of 2017; and

•	PRS-342 is a 4-1BB/GPC3 bispecific comprised of a GPC3-targeting Anticalin genetically linked via an antibody Fc domain to a 4-1BB-targeting Anticalin, in which tumor-targeted drug clustering mediated by GPC3 expressed on certain solid tumors is intended to drive tumor-localized T cell activation for patients unresponsive to current standard of care. PRS-342 is currently in preclinical studies; and

•	PRS-332 our lead dual checkpoint antagonist program, defines a series of fusion proteins, each of which comprises a PD-1 targeting antibody genetically linked to an Anticalin that engages an undisclosed immune checkpoint. We expect to nominate a bispecific development candidate and initiate IND enabling studies for that candidate by the end of 2016; and

•	PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. It has been designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease particularly in end-stage renal disease patients requiring dialysis; and

•	PRS-060 is a drug candidate that binds to the IL-4RA receptor, thereby inhibiting the signaling of IL-4 and IL-13, two cytokines (small proteins mediating signaling between cells within the human body) known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases.

Our programs are in varying stages:

•	300-Series—We are conducting activities relating to lead candidate identification, lead candidate optimization, preclinical evaluation and IND filing preparation on several of our 300-Series candidates. For our lead candidate, PRS-343 we expect to complete IND enabling studies in 2017 and plan a Phase I clinical study to begin in the first half of 2017;

•	PRS-080—We completed a Phase Ia single-ascending dose clinical trial with PRS-080 in healthy volunteers in 2015. Based on the data obtained we are now continuing further development of PRS-080 in a Ib single ascending dose clinical study in CKD5 patients requiring hemodialysis. We expect to complete dosing by the end of 2016, which we expect will be followed by the multiple ascending dose trial in the same patient population with the completion of dosing in mid-2017; and

•	PRS-060—We have formulated PRS-060 for pulmonary delivery by inhalation, dose-finding inhalation toxicology studies are underway and we are currently manufacturing bulk drug substance for GLP inhalation toxicology studies and for the manufacture of Drug Product for clinical studies. We expect to begin a Phase I clinical trial with this program in first half of 2017.

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

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. For the three and nine months ended September 30, 2016 we reported a net loss of $6.2 million and $16.2 million, respectively. For the three and nine months ended September 30, 2015 we reported a net loss of $3.9 million and $11.2 million, respectively. As of September 30, 2016, we had an accumulated deficit of $96.1 million.

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

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with Sanofi, Daiichi Sankyo, Roche, and to a much lesser extent, grants from government agencies.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2016 and September 30, 2015

The following table sets forth our revenues and operating expenses for the periods presented (in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Revenues	$785	$415	$3,105	$792
Research and development expenses	(4,622)	(2,052)	(12,782)	(5,302)
General and administrative expenses	(2,341)	(2,243)	(6,677)	(6,606)
Non-operating income (expense), net	(18)	(2)	114	(1)
Provision for income tax	—	(40)	—	(40)

Net loss	$(6,196)	$(3,922)	$(16,240)	$(11,157)

Revenues

The following table provides a comparison of revenues for three months ended September 30, 2016 and 2015, respectively (in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	$ Change	% Change
Upfront payments	$490	$—	$490	100%
Research and development services	295	6	289	4,817%
Milestone payments	—	389	(389)	(100%)
Government Grants	—	8	(8)	(100%)
Other	—	12	(12)	(100%)

Total Revenue	$785	$415	$370	90%

•	The $0.5 million increase in revenues from upfront payments in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 relates to the recognition of an upfront payment under our collaboration with Roche, which commenced in January 2016. The revenue for the upfront payment is recorded based on the proportionate performance method using full-time equivalents as a measure to recognize the upfront payment over the research term. No upfront payments were recognized for the three months ended September 30, 2015.

•	The $0.3 million increase in revenues from research and development services in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 mainly relates to research and development services being provided to Roche pursuant to the Roche Agreement.

•	The $0.4 million decrease in milestone revenue resulted from the achievement of a milestone received during the three months ended September 30, 2015 under our collaboration with Daiichi. No Daiichi milestone payments were recognized during the three months ended September 30, 2016.

The following table provides a comparison of revenues for the nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Nine months ended September 30, 2016	Nine months ended September 30, 2015	$ Change	% Change
Upfront payments	$2,033	$—	$2,033	100%
Research and development services	1,072	6	1,066	17,767%
Milestone payments		389	(389)	(100%)
Government Grants	—	376	(376)	(100%)
Other		21	(21)	(100%)

Total Revenue	$3,105	$792	$2,313	292%

•	The $2.0 million increase in revenues from upfront payments in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 relates to the recognition of an upfront payment under our collaboration with Roche, which commenced in January 2016. The revenue for the upfront payment is recorded based on the proportionate performance method using the full-time equivalents as a measure to spread the upfront payment over the research term. No upfront payments were recognized for the nine months ended September 30, 2015.

•	The $1.1 million increase in revenues from research and development services in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily relates to research and development services being provided to Roche pursuant to the Roche Agreement.

•	The $0.4 million decrease in milestone revenue resulted from a milestone received during the nine months ended September 30, 2015 under our collaboration with Daiichi. No milestone payments were recognized during the nine months ended September 30, 2016.

•	The decrease in revenues from grants in the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 resulted from the end of the Seventh Research Framework Program, or FP7, under which the Company recognized $0.4 million in the nine months ended September 30, 2015. No grant revenues were recognized for the nine months ended September 30, 2016 as the Company received the last tranche under the FP7 program in November 2015 and no other programs under which the Company could receive government grants are currently in place.

Research and Development

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the three months ended September 30, 2016 and 2015, respectively (in thousands):

	Three months ended September 30, 2016	Three months ended September 30, 2015	$-Change	%-Change
PRS-060	$405	$251	$154	61%
PRS-080	388	148	240	162%
PRS-300 series	2,281	698	1,583	227%
Other R&D activities	1,548	955	593	62%

Total	$4,622	$2,052	$2,570	125%

Total research and development expenses were $4.6 million for the three months ended September 30, 2016 as compared to $2.1 million for the three months ended September 30, 2015.

The $2.6 million increase in total research and development expenses in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily due to:

•	increase in chemistry, manufacturing, controls (“CMC”), and other preclinical costs associated with PRS-060 as we carry out IND enabling studies;

•	increased preclinical and CMC costs for PRS-343 as we carry out our IND enabling studies, and development costs for our other 300-Series programs;

•	increased expenses for PRS-080 due to the initiation of the Phase Ib clinical trial in the first quarter of 2016; and

•	increase in other R&D activities of $0.6 million. This increase is due to $0.5 million increase in personnel related expenses, including stock-based compensation expense, an increase of $0.1 million for legal and patent fees, and $0.1 million increase for general lab costs. These increases were offset by a decrease of $0.1 million in recruiting and other costs.

The following table provides a comparison of the research and development expenses for the nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Nine months ended September 30, 2016	Nine months ended September 30, 2015	$-Change	%-Change
PRS-060	$1,311	$273	$1,038	380%
PRS-080	960	1,402	(442)	(32%)
PRS-300 series	4,458	1,679	2,779	166%
Other R&D activities	6,052	1,948	4,104	211%

Total	$12,781	$5,302	$7,479	141%

Total research and development expenses are $12.8 million for the nine months ended September 30, 2016 as compared to $5.3 million for the nine months ended September 30, 2015.

The $7.5 million increase in total research and development expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to:

•	increase in chemistry, manufacturing, controls (“CMC”), and other preclinical costs associated with PRS-060, as we carry out IND enabling studies;

•	increase in preclinical and CMC costs for PRS-343 as we carry out our IND enabling studies, and development costs for other PRS-300-Series programs;

•	decrease in expenses for PRS-080 as the Phase Ia trial was completed in 2015 and Phase 1b clinical trial began in the first quarter of 2016; and

•	increase in other R&D activities of $4.1 million. This increase is due to a $1.7 million increase in personnel-related expenses, including stock-based compensation expense due to the hiring of additional R&D staff, $1.3 million increase for license fees related to TUM and Enumeral, $0.4 million increase for legal and consulting costs, $0.3 million increase for general lab supplies, and $0.4 million for various facility and other costs.

General and Administrative

General and administrative expenses were $2.3 million for the three months ended September 30, 2016 compared to $2.2 million for the three months ended September 30, 2015. The Company noted an increase of $0.3 million in higher personnel related costs, including stock compensation, and $0.2 million increase for recruiting and rent expenses. These amounts were offset by $0.4 million in lower legal, consulting, and other costs.

General and administrative expenses were $6.7 million for the nine months ended September 30, 2016 compared to $6.6 million for the nine months ended September 30, 2015. General and administrative expenses increased $0.7 million for personnel related costs, including stock compensation, an increase of $0.2 million for investor and recruiting expenses, offset by $0.8 million for lower legal, consulting, and other costs.

Non-operating income (expenses), net

Non-operating other expenses increased to approximately $18,000 for three months ended September 30, 2016 from a loss of approximately $2,000 of non-operating income for the three months ended September 30, 2015. This increase is mainly a result of net foreign currency transaction losses related to the weakness of the Euro against the U.S. dollar in the periods presented.

Non-operating income increased to $0.1 million for nine months ended September 30, 2016 from approximately $3,000 of non-operating expense for the nine months ended September 30, 2015. This increase is mainly a result of net foreign currency transaction gains related to the strengthening of the Euro against the U.S. dollar in the periods presented.

Liquidity and Capital Resources

Through September 30, 2016, we have funded our operations with $192.6 million of cash, obtained from the following main sources: $117.9 million from sales of equity; $6.5 million from loans; $14.2 million from government grants; and $54.0 million in total payments received under license and collaboration agreements, including $12.9 million for research and development services costs received from our collaboration partners. We expect reimbursements of our development costs from Daiichi Sankyo and Sanofi will decline going forward, and do not expect such reimbursements to be a significant source of funding in the future.

As of September 30, 2016, we had a total of $36.6 million in cash.

We have experienced operating losses since our inception and had a total accumulated deficit of $96.1 million as of September 30, 2016. We expect to incur additional costs and will require additional future capital. We have incurred losses in nearly every period since inception including the three and nine months ended September 30, 2016. These losses have primarily resulted in significant cash used in operations. Due to the upfront payment received from Roche during the nine months ended September 30, 2016 offset with our net losses for the period, our net cash used in operating activities is $7.6 million. During the nine months ended September 30, 2015, our net cash used in operations was $10.2 million. We have several research and development programs underway in varying stages of development and we expect they will continue to require increasing amounts of cash for development, conducting clinical trials, and testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue FDA approval of our 300-Series, including PRS-343, PRS-342, PRS-332, and PRS-080 and PRS-060, and our other product candidates, we expect the cash necessary to fund operations will increase significantly over the next several years.

On July 6, 2015 we closed a public offering of an aggregate of 9,090,909 shares of our common stock, par value $0.001 per share at a purchase price of $2.75 per share. On July 28, 2015 the underwriters exercised their option to purchase an additional 1,211,827 shares of common stock at the public offering price of $2.75 per share. Gross proceeds from the public offering, including the over-allotment option, were $28.3 million and net proceeds were approximately $25.8 million. In June 2016, we entered into a securities purchase agreement for a private placement with a select group of institutional investors. The private placement, referred to as the 2016 PIPE, consisted of the sale of 8,188,804 units at a price of $2.015 per unit for gross proceeds to us of approximately $16.5 million. After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the 2016 PIPE was approximately $15.3 million.

Each unit, included in the 2016 private placement transaction, consisted of (i) one share of common stock or non-voting series A convertible preferred stock, par value $0.001 per share, or the series A preferred shares, which are convertible into one share of common stock, (ii) one warrant to purchase 0.4 shares of common stock at an exercise price of $2.00 per share, and (iii) one warrant to purchase 0.2 shares of common stock at an exercise price of $3.00 per share. The 2016 PIPE transaction closed on June 8, 2016.

On August 3, 2016, our shelf registration statement in the amount of $100 million was declared effective by the SEC. This registration allows us to offer for sale various unspecified classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

In October 2016, the Company entered into a Sales Agreement with Cowen and Company, LLC (the “Sales Agreement”) to establish an at-the-market equity offering program (“ATM”), pursuant to which it may elect to offer and sell up to an aggregate of $35 million of its Common Stock at prevailing market prices from time to time. Sales of the ATM shares under the Sales Agreement may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on The NASDAQ Global Market, on any other existing trading market for the Common Stock, or through a market maker. In addition, with our prior written approval, Cowen may also sell shares of Common Stock by any other method permitted by law, including in negotiated transactions. Cowen will act as sales agent using its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations and the rules of The NASDAQ Stock Market LLC. There is no arrangement for funds to be received in an escrow, trust or similar arrangement. Cowen will be entitled to compensation at a fixed commission rate up to 3.0% of the gross proceeds per share sold through it as sales agent under the Sales Agreement. We have not made any sales under the ATM.

We believe that our effective shelf registration statement and the ATM improve our ability to access capital.

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

We cannot be sure that future funding will be available to us on acceptable terms, or adequate enough at all. Due to the often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our 300-Series programs, including PRS-343, PRS-342, PRS-332 and PRS-080 and PRS-060 could have a material adverse impact on our ability to raise additional capital.

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

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2015 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates for the nine months ended September 30, 2016.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see “Note13—Recently Issued Accounting Pronouncements” in our consolidated financial statements.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of September 30, 2016. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of September 30, 2016, our internal control over financial reporting was not effective, as described below.

As previously disclosed in Part 1, Item 4 of the Form 10Q for the three months ended June 30, 2016, in connection with the preparation of our financial statements for the three and six months ended June 30, 2016, we concluded that we had a material weakness relating to the technical accounting for complex transactions. During the period we noted an error in the accounting for our equity transaction. The error was corrected in the financial statements prior to their issuance. We have developed and implemented a remediation plan for this material weakness. We will continue to execute our remediation plan, which includes, among other things, engagement of additional technical expertise, as needed, on complex accounting matters to support the accounting and finance team and the internal control environment.

Notwithstanding the material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly represent in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

10.1*	Pieris Pharmaceuticals, Inc. 2016 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed July 1, 2016 (File No. 001-37471))

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: November 10, 2016	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: November 10, 2016	By:	/s/ Darlene Deptula-Hicks
Darlene Deptula-Hicks Chief Financial Officer, Secretary and Treasurer