Form 10-Q
period 2017-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2017-05-15
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 9, 2017 was 43,068,790.

PIERIS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.06816 based on www.oanda.com as of March 31, 2017.

Forward Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “future,” “likely,” “plans,” “potential,” “projects,” “predicts,” “should,” “would,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates, and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; and regulatory developments in the United States and foreign countries.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 30, 2017, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
Assets

Current assets:
Cash	$55,241,957	$29,355,528
Accounts receivable	39,013	57,582
Prepaid expenses and other current assets	3,475,013	3,259,503

Total current assets	58,755,983	32,672,613

Property and equipment, net	2,993,005	2,264,477
Other non-current assets	126,193	125,741

Total assets	$61,875,181	$35,062,831

Liabilities and Stockholders´ Equity

Current liabilities:
Accounts payable	$3,317,122	$2,386,183
Accrued expenses and other current liabilities	2,958,877	3,719,457
Deferred revenues, current portion	5,168,614	2,274,514

Total current liabilities	11,444,613	8,380,154

Deferred revenue, net of current portion	32,352,662	1,409,483
Other long-term liabilities	42,086	46,667

Total liabilities	43,839,361	9,836,304

Stockholders’ equity:

Preferred stock, $0.001 par value per share, 4,963 shares authorized and 4,963 and 4,963 issued and outstanding at March 31, 2017 and December 31, 2016	5	5
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 43,058,827 and 43,058,827 issued and outstanding at March 31, 2017 and December 31, 2016	43,059	43,059
Additional paid-in capital	130,101,961	129,349,768
Accumulated other comprehensive loss	(1,450,617)	(1,501,452)
Accumulated deficit	(110,658,588)	(102,664,853)

Total stockholders’ equity	18,035,820	25,226,527

Total liabilities and stockholders’ equity	$61,875,181	$35,062,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2017	2016
Revenue	$1,343,300	$1,246,644

Operating expenses:
Research and development	5,359,956	3,659,435
General and administrative	3,988,880	1,967,883

Total operating expenses	9,348,836	5,627,318

Loss from operations:	(8,005,536)	(4,380,674)
Interest income, net	100	—
Other income (expense), net	11,701	219,620

Loss before income taxes	(7,993,735)	(4,161,054)
Provision for income tax	—	—

Net Loss	$(7,993,735)	$(4,161,054)

Net loss per share
Basic and diluted	$(0.19)	$(0.10)

Weighted average number of shares outstanding
Basic and diluted	43,063,790	39,833,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended March 31,
	2017	2016
Net loss	$(7,993,735)	$(4,161,054)

Other comprehensive income/(loss) components:
Foreign currency translation	50,834	(163,340)

Total other comprehensive income/(loss)	50,834	(163,340)

Comprehensive loss	$(7,942,901)	$(4,324,394)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2017	2016
Operating activities:
Net loss	$(7,993,735)	$(4,161,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100,348	94,521
Stock-based compensation	752,193	368,383
Changes in operating assets and liabilities:
Accounts receivable	19,328	(68,870)
Prepaid expenses and other assets	(81,149)	(1,185,384)
Deferred Revenue	33,516,454	5,838,737
Accounts payable	263,025	597,189
Accrued expenses and other current liabilities	(805,903)	543,037

Net cash provided by operating activities	25,770,561	2,026,559
Investing activities:
Purchase of property and equipment	(179,066)	(67,919)

Net cash used in investing activities	(179,066)	(67,919)

Financing activities:
Net cash used in financing activities	—	—

Effect of exchange rate change on cash and cash equivalents	294,934	(119,236)
Net increase in cash and cash equivalents	25,886,429	1,839,403
Cash and cash equivalents at beginning of year	29,355,528	29,349,124

Cash and cash equivalents at end of year	$55,241,957	$31,188,527

Supplemental cash flow disclosures:
Property and equipment included in accounts payable	$613,406	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Interim Consolidated Financial Statements

The accompanying unaudited interim condensed consolidated financial statements of Pieris Pharmaceuticals, Inc. (“Pieris” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. All significant intercompany balances and transactions have been eliminated in the consolidation. Certain information and footnotes normally included in financial statement prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the statements do not include all of the information and notes required by U.S. GAAP for complete annual consolidated financial statements. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related footnotes that appear in the Annual Report on Form 10-K of the Company for the year ended December 31, 2016 filed with the SEC on March 30, 2017 (the “2016 Annual Report”).

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements for the year ending December 31, 2016, and all adjustments, including normal recurring adjustments, considered necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements have been included. The results of operations, for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

Use of estimates

The preparation of the condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues, and expenses in the financial statements and disclosures in the accompanying notes. Significant estimates are used for, but are not limited to, revenue recognition, deferred tax assets, liabilities and valuation allowances, fair value of stock options and various accruals. Management evaluates its estimates on an ongoing basis. Actual results and outcomes could differ materially from management’s estimates, judgments and assumptions.

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

Revenue Recognition

Pieris has entered into several licensing and development agreements with collaboration partners for the development of Anticalin® therapeutics against a variety of targets in diseases and conditions. The terms of these agreements contain multiple elements and deliverables, which may include: (i) licenses, or options to obtain licenses, to Pieris’ Anticalin technology and (ii) research activities to be performed on behalf of the collaborative partner. Payments to Pieris, under these agreements, may include upfront fees (which include license and option fees), payments for research activities, payments based upon the achievement of certain milestones and royalties on product sales. There are no performance, cancellation, termination, or refund provisions in any of the arrangements. Pieris follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition—Multiple-Element Arrangements and ASC Topic 605-28, Revenue Recognition—Milestone Method in accounting for these agreements.

Multiple-Element Arrangements

When evaluating multiple-element arrangements, Pieris identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting based on whether the delivered element has stand-alone value to the customer or if the arrangement includes a general right of return for delivered items.

The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units of accounting. Pieris has used best estimate of selling price (“BESP”) methodology to estimate the selling price for licenses and options to acquire additional licenses to its proprietary technology because Pieris does not have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for these deliverables. To determine the estimated selling price of a license to its proprietary technology, Pieris considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements, terms of previous collaborative agreements, similar agreements entered into by third parties, market opportunity, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating Pieris’ best estimate of selling price, Pieris evaluates whether changes in the key assumptions used to determine the best estimate of selling price will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with U.S. GAAP. The Company recognizes up-front license payments as revenue upon delivery of the license only if the license has stand-alone value. If the license is considered to not have stand-alone value, the arrangement would then be accounted for as a single unit of accounting and the license payments and payments for performance obligations are recognized as revenue over the estimated period of when the performance obligations are performed.

If the Company is involved in a steering committee as part of a multiple element arrangement, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations, are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605 are satisfied for that particular unit of accounting. Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a relative performance or straight-line method. The Company recognizes revenue using the proportional performance method provided the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-effort basis. Full-time equivalents are typically used as the measure of performance.

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

Payments or reimbursements resulting from Pieris’ research and development efforts in multi-element arrangements, in which Pieris’ research and development efforts are considered deliverable, are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.

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

For revenues from research, development, and sales milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, such amounts are recognized entirely upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the period of performance. Revenues from commercial milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalty payments are recognized in revenues based on the timing of royalty payments earned in accordance with the agreements, which typically is the period when the relevant sales occur, assuming all other revenue recognition criteria are met.

3. Revenues

General

Pieris has not generated revenues from product sales to date. Pieris has generated revenues from: (i) license and collaboration agreements, which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments and (ii) government grants.

F.Hoffmann-La Roche Ltd. and Hoffmann- La Roche Inc.

In December 2015, the Company entered into a Research Collaboration and License Agreement (the “Roche Agreement”) with F.Hoffmann- La Roche Ltd. and Hoffmann- La Roche Inc., (“Roche”), for the research, development, and commercialization of Anticalin®-based drug candidates against a predefined, undisclosed target in cancer immune therapy. The parties will jointly pursue a preclinical research program with respect to the identification and generation of Anticalin proteins that bind to a specific target for an initial period of 20 months, which may be extended by Roche for up to an additional 12 months. Roche has the ability to continue certain exclusivity rights for up to an additional 5 years following the end of the research program. Both Roche and the Company will participate in a joint research committee in connection with this agreement. Following the research program, Roche will be responsible for subsequent pre-clinical and clinical development of any product developed through the research plan and will have worldwide commercialization rights to any such product.

Roche has paid $6.5 million of an upfront payment for the research collaboration. Additionally, Roche will pay Pieris for research services provided by Pieris in conjunction with the research program. Roche will also pay Pieris for certain milestones relating to development, regulatory, and sales milestones as they are achieved. As of March 31, 2017 and March 31, 2016, deferred revenue, related to Roche collaboration, is $3.1 million and $6.0 million, respectively.

Pieris recorded $1.0 million and $1.2 million in revenue for the three months ended March 31, 2017 and March 31, 2016, respectively, related to the recognition of the upfront payment associated with the portion of the research services performed during the period as well as the value of research services provided by Pieris in connection with the ongoing research program.

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

In addition to the upfront payment, under the Roche Agreement, the Company is eligible to receive research funding, development and regulatory, and sales based milestone payments up to approximately $406.5 million, plus royalties on future sales of any commercial products. The total potential milestones are categorized as follows: development and regulatory milestones—$282.7 million; and sales milestones—$119.9 million. Management has determined that the development milestones are not substantive because they do not relate solely to past performance of the Company and the Company’s involvement in the achievement is limited to progress reports and other updates. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement.

Les Laboratoires Servier and Institut de Recherches Internationales Servier

On January 4, 2017, Pieris entered into a License and Collaboration Agreement (“Collaboration Agreement”), and Non-Exclusive Anticalin Platform Technology Agreement (the “License Agreement” and together with the Collaboration Agreement, the “Agreements”) with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively “Servier”) pursuant to which Pieris and Servier will initially pursue five bispecific therapeutic programs, led by the PRS-332 program (the “Lead Product”), a PD-1-targeting bispecific checkpoint inhibitor. Pieris and Servier will jointly develop PRS-332 and split commercial rights geographically, with Pieris retaining all commercial rights in the United States and Servier having commercial rights in the rest of the world. Each party is responsible for an agreed upon percentage of shared costs, as set forth in the budget for the joint development plan, and as further discussed below.

Four additional committed programs have been defined, which may combine antibodies from the Servier portfolio with one or more Anticalin proteins based on Pieris’ proprietary platform to generate innovative immuno-oncology bispecific drug candidates. The collaboration may be expanded by up to three additional therapeutic programs. Pieris has the option to co-develop and retain commercial rights in the United States for up to three programs beyond PRS-332 (“Co-Development Collaboration Products”), while Servier will be responsible for development and commercialization of the other programs worldwide (“Servier Worldwide Collaboration Products”). Each party is responsible for an agreed upon percentage of shared costs, as set forth in the budget for the collaboration plan, and further discussed below.

Co-Development Collaboration Products may be jointly developed, according to a collaboration plan, through marketing approval from the FDA or EMA. Servier Worldwide Collaboration Products may be jointly developed, according to a collaboration plan, through specified preclinical activities, at which point Servier becomes responsible for the further development of the collaboration product.

At inception, Servier is granted the following licenses: (i) development license for the Lead Product, (ii) commercial license for the Lead Product, (iii) individual research licenses for each of the four collaboration programs, and (iv) individual non-exclusive platform technology licenses for each of the Lead Product and four collaboration programs. Upon achievement of certain development activities, specified by the collaboration for each Collaboration Product, Servier will be granted a development license and a commercial license. For the Lead Product and Co-Development Collaboration Products, the licenses granted are with respect to the entire world except for the United States. For Servier Worldwide Collaboration Products, the licenses granted are with respect to the entire world.

The Agreements will be managed on an overall basis by a joint executive committee (“JEC”) formed by an equal number of members from the Company and Servier. Decisions by the JEC will be made by consensus, however, in the event of a disagreement, each party will have final-decision making authority as it relates to the applicable territory in which such party has commercialization rights for the applicable product. In addition to the JEC, the Collaboration Agreement, also requires the participation of both parties on: (i) a joint steering committee (“JSC”), (ii) a joint development committee (“JDC”), (iii) a joint intellectual property committee (“JIPC”), and (iv) a joint research committee (“JRC”). The responsibilities of these committees vary, depending on the stage of development and commercialization of each of the Lead Product and collaboration programs.

For the Lead Product and Co-Development Collaboration Products, Pieris and Servier are responsible for an undisclosed amount of the shared costs required to develop the products through commercialization. In the event that Pieris fails to exercise their option to co-develop the Co-Development Collaboration Products, and Servier has the right to continue with development alone.

Under the Agreements, the Company received an upfront, non-refundable payment of €30.0 million (approximately $32.0 million). In addition, the Company is eligible to receive development and regulatory and sales-based milestone payments. The total potential milestones are categorized as follows: development and regulatory milestones – up to €569.0 million; and sales milestones – up to €515.0 million. The initial research collaboration term, as it relates to the collaboration programs, shall continue for three years from the effective date, and may be mutually extended for two one-year terms consecutively applied. The term of the Agreements ends upon the expiration of all Servier’s payment obligations under such Agreement.

The Company accounted for the Agreements, as a multiple element arrangement under ASC 605-25. The arrangement with Servier contains the following initial deliverables: (i) five non-exclusive platform technology licenses, (ii) development license for the Lead Product, (iii) commercial license for the Lead Product, (iv) research and development services for the Lead Product, (v) participation on each of the committees, (vi) four research licenses for collaboration programs, and (vii) research and development services for the collaboration programs. Additionally, as the development and commercial licenses on the collaboration programs may be granted at discount in the future, the Company determined that discounts should be included as an element of the arrangement at inception.

Management considered whether any of the deliverables could be considered separate units of accounting. The Company determined that the licenses granted at the inception of the arrangement did not have standalone value from the research and development services to be provided for the Lead Product and collaboration programs, over the term of the Agreements, due to the specific nature of the intellectual property and knowledge required to perform the services. The Company determined that the participation on the various committees did have standalone value as the services could be performed by an outside party.

As a result, management concluded that there were fourteen units of accounting at the inception of the agreement: (i) combined unit of accounting representing a non-exclusive platform technology license, commercial license, development license and research and development services for the Lead Product, (ii) four units of accounting each representing a combined non-exclusive platform technology license, research license, and research and development services for each collaboration program, (iii) one unit of accounting representing the participation of the various governance committees, and (iv) four units of accounting representing the discounts on the development and commercial licenses granted for the collaboration programs upon the achievement of specified preclinical activities.

The Company determined that neither VSOE nor TPE is available for any of the units of accounting identified at the inception of the arrangement. Accordingly, the selling price of each unit of accounting was developed using management’s BESP. The Company developed their best estimate of selling price for licenses by applying a risk adjusted, net present value, of estimate of future potential cash flow approach, which included the cost of obtaining research and development services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support these services.

The Company developed the BESP for committee participation by using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants.

The Company developed the best estimate of selling price for the discounts granted on the licenses by probability weighting multiple cash flow scenarios using the income approach.

Allocable arrangement consideration at inception is comprised of the upfront fee of €30.0 million (approximately $32.0 million) and was allocated among the separate units of accounting using the relative selling price method as follows (i) combined unit of accounting for the Lead Product: (ii) four units of accounting for the collaboration programs, (iii) one unit of accounting representing participation in each of the committees, and (iv) four units of accounting representing the discount on development and commercial licenses granted in the future.

The amounts allocated to the combined unit of accounting for the Lead Product and four units of accounting for the collaboration programs will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the agreement for the Lead Product and each of the co-developed collaboration programs may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance at inception of the agreement for each of the other collaboration programs for which Servier obtained world-wide rights is approximately two to three years. The amounts allocated to the participation on each of the committees will be recognized ratably over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the discounts of the development and commercial licenses granted in the future will be recognized upon delivery of each of the licenses assuming no other performance obligations.

Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of the Lead Product and Co-Development Collaboration Products. The Company will classify payments made as research and development expenses and will classify payments received as a reduction in research and development expenses, in the period they are incurred.

Under the agreement the Company is eligible to receive various development and regulatory and sales milestones. Management determined that certain of the development and regulatory milestones which may be received under the Servier Agreements are substantive when the Company is involved in the development and commercialization of the applicable product. Payments related to the achievement of such milestones, if any, will be recognized as revenue when the milestone is achieved. Total potential substantive development and regulatory milestones are up to €163.0 million. Development and regulatory milestones are deemed non-substantive if they are based solely on the performance of another party. Non-substantive milestones will be treated as contingent revenue and will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon the achievement of sales events will be recognized when earned. Total potential non-substantive development and regulatory milestones are up to €406.0 million and sales milestones are up to €515.0 million.

The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Pieris recorded $0.3 million in revenue for the three months ended March 31, 2017, with respect to the Agreements with Servier. Research and development expense incurred by the Company in relation to its performance under the agreement for the three months ended March, 31, 2017 was $0.5 million. As of March 31, 2017, there is $2.9 million and $28.9 million of deferred revenue and non-current deferred revenue, respectively, related to the Company’s collaboration with Servier.

ASKA Pharmaceutical Co. Ltd.

On February 27, 2017 the Company entered into an Exclusive Option Agreement (the “Agreement”) with ASKA Pharmaceutical Co., Ltd. (“ASKA”) to grant ASKA an option to acquire (1) a non-exclusive license to certain intellectual property rights associated with the Pieris’ Anticalin platform (“Licensed Platform IP”) and (2) an exclusive license to certain intellectual property rights specifically related to Pieris’ PRS-080 Anticalin protein (“Licensed Product IP”) in order to develop, manufacture, import, sale, export, and offer for sale and export any pharmaceutical formulation containing PRS-080, the Company’s pegylated Anticalin protein targeting hepcidin (“Licensed Product”) in Japan and certain other Asian territories (“Licensed Territory”).

ASKA has paid $2.75 million of an upfront option payment. Pieris is obliged to use commercially reasonable efforts to complete the Phase 2a Study for PRS-080 and to submit to ASKA in writing the final results of the study when available. Upon receipt, ASKA will have 60 days to evaluate the results of the Phase 2a Study (“Evaluation Period”). ASKA agreed to notify Pieris in writing its decision to exercise its option to acquire rights to the Licensed Product. In consideration of the licenses granted as part of the Agreement, ASKA will pay an undisclosed license fee. If the Phase 2a Study meets the applicable success criteria and ASKA fails to provide notification that it will exercise its option, ASKA shall pay the Company an undisclosed fee within thirty days of the end of the Evaluation Period (the “Break-Up Fee”). If ASKA exercises the option, ASKA and the Company will enter into a definitive arrangement governing the future development and commercialization activities.

Pieris has an obligation to use all reasonable commercial efforts to complete the Phase 2a Study for the Licensed Product and to submit to ASKA in writing the final results of said study. Failure to do so would result in a significant contractual penalty. The completed Phase 2a Study represents a deliverable under the arrangement. As the arrangement only contains one deliverable, there is only one unit of accounting to be considered at the inception of the contract. The total allocable arrangement consideration at inception is $2.75 million and this is allocated to the single unit of accounting. The Company noted that while the completion of the Phase 2a trial requires the completion of a number of actions, the finalization of the data and evaluation of results is of such significance that the value of the Phase 2a Study Results is realized at this point. As a result, the Company will recognize revenue for this unit of accounting upon delivery of the Phase 2a Study Results to ASKA. Therefore, no revenue in connection with this arrangement was recognized in the three months ended March 31, 2017. As of March 31, 2017, there is $2.75 million of non-current deferred revenue related to the Company’s option agreement with ASKA.

4. Net Loss per Share

Basic net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted net loss per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.

For all financial statement periods presented the number of basic and diluted weighted average shares outstanding remained the same as an increase in the number of shares of common stock equivalents for the periods presented would be antidilutive.

For the three months ended March 31, 2017 and 2016, approximately 11.2 million and 3.5 million weighted average shares, subject to stock options and warrants, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

5. Fair Value Measurement

ASC Topic 820 Fair Value Measurement defines fair value as the price that would be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pieris applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

All other current assets and current liabilities on our consolidated balance sheets approximate their respective carrying amounts.

6. Accrued expenses

The Company has recorded the following accrued expenses as of March 31, 2017 and December 31, 2016, respectively:

	March 31,	December 31,
	2017	2016
Accrued expenses
Accrued compensation expense	$844,786	$1,198,448
Accrued professional fees	782,203	867,969
Accrued R&D fees	777,573	1,040,321
Accrued audit and tax fees	374,548	454,931
Accrued other	179,767	157,788

Total accrued expenses	$2,958,877	$3,719,457

7. Stock-based compensation

2014 Stock Plan

Pieris granted 1,068,881 options to employees, consultants, and directors under its 2014 Employee, Director, and Consultant Equity Incentive Plan, (the “2014 Plan”) during the three months ended March 31, 2016. The 2014 Plan was terminated on June 28, 2016 when the Company adopted its 2016 Employee, Director and Consultant Equity Incentive Plan, (the “2016 Plan”). Therefore, no options were granted for the three months ended March 31, 2017 under the 2014 Plan.

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

The Company granted 1,140,338 options to employees and directors under the 2016 Plan during the three months ended March 31, 2017. No options were granted under the 2016 Plan during the three months ended March 31, 2016. As of March 31, 2017, there were 2,201,828 shares available for future grant under the 2016 Plan. The shares available for future grant under the 2016 Plan include 217,530 shares which were forfeited under the 2016 Plan and 90,000 shares which were forfeited under the 2014 Plan. These forfeited shares were added back to the 2016 Plan.

Stock-based compensation expense was $0.8 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.

Total stock-based compensation expense was recorded to operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows:

	Three months ended March 31,
	2017	2016
Research and development	$166,611	$126,441
General and administrative	585,581	241,942

Total stock-based compensation	$752,193	$368,383

There were no options exercised during the three months ended March 31, 2017 and 2016, respectively.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option-pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility, risk free interest rate, and forfeitures of the underlying stock. Accordingly, the weighted-average fair value of the options granted was $1.31 and $1.00 for the three months ended March 31, 2017 and 2016, respectively. The calculation was based on the following assumptions:

Three months ended March 31,
	2017	2016
Risk free interest rate	2.04%-2.16%	1.35%-1.61%
Expected term	5.0 – 5.7 years	5.0 – 5.7 years
Dividend yield	—	—
Expected volatility	75.09%-75.13%	75.53%-76.00%

Option-pricing models require the input of various subjective assumptions, including the option´s expected life and the price volatility of the underlying stock. Pieris’ estimated expected stock price volatility is based on the average volatilities of other guideline companies in the same industry. Pieris’ expected term of options granted during the three months ended March 31, 2017 and 2016, respectively was derived using the SEC’s simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company’s stock options have a maximum term of ten years from the date of grant. Stock options granted under the 2016 Plan may be either incentive stock options (“ISOs”), or nonqualified stock options (“NQSOs”). The exercise price of stock options granted under the 2016 Plan must be at least equal to the fair market value of the common stock on the date of grant.

8. Liquidity and Going Concern

The Company believes its cash of $55.2 million as of March 31, 2017 and the $57.5 million to be received from the AstraZeneca subsequent to March 31, 2017 will be sufficient to fund the Company’s current operating plan for at least twelve months from the date of filing. The Company may need to raise additional funds in order to execute the current operating plan in the future. There can be no assurance that the Company will be able to obtain future additional debt, equity financing, or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

9. Recent Accounting Pronouncements

Adopted standards for current period

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its financial obligations as they become due within one year after the date that the financial statements are issued (or are available to be issued). ASU No. 2014-15 provides guidance to an organization’s management, with principles and definitions intended to reduce diversity in the timing and content of disclosures commonly provided by organizations in the footnotes of their financial statements. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. This standard has been adopted as of March 31, 2017, and the Company does not believe it is required to make any additional disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. Under the amendments in ASU 2016-02 lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. This guidance is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

Pieris has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

10. Subsequent Events

License and Collaboration Agreement and Non-Exclusive Anticalin Platform Technology License Agreement with AstraZeneca

On May 2, 2017, the Company and wholly-owned subsidiaries Pieris Pharmaceuticals GmbH and Pieris Australia Pty Ltd. entered into a License and Collaboration Agreement (the “AstraZeneca Collaboration Agreement”) and a Non-Exclusive Anticalin® Platform Technology License Agreement (the “License Agreement” and together with the AstraZeneca Collaboration Agreement, the “Agreements”) with AstraZeneca AB (“AstraZeneca”), pursuant to which the parties will advance several novel inhaled biologic molecules leveraging the unique properties of Pieris’ Anticalin® proteins, including Pieris’ lead inhaled drug candidate, PRS-060.

Under the Agreements, Pieris and AstraZeneca will pursue up to five therapeutic programs, including PRS-060, a first-in-class inhaled IL-4Ra receptor antagonist for the treatment of asthma. Pieris will receive $57.5 million in up-front and near-term milestone payments, including $45 million of up-front payments and $12.5 million for the initiation of the PRS-060 Phase 1 trial. Pieris may receive development, regulatory and sales-based milestone payments not exceeding $2.1 billion if all five programs are successfully commercialized. In addition, Pieris will be entitled to receive tiered royalties up to the mid-teens, depending on the product, on sales of products commercialized by AstraZeneca or royalties up to the high teens or a gross margin share on worldwide sales, determined by the level of investment to which Pieris commits, for any co-developed programs. For co-developed programs, the milestone payments are structured to provide Pieris with income in stages in order to contribute to the ensuing phases of development.

Pieris will be responsible for advancing PRS-060 into clinical trials in the second half of 2017 and will conduct a Phase 1 trial, with clinical development costs covered by AstraZeneca. The parties will collaborate thereafter to conduct a Phase 2a clinical trial in asthma patients, with AstraZeneca continuing to fund development costs. After completion of the Phase 2a trial, Pieris has the option to co-develop and subsequently co-commercialize the program in the United States with AstraZeneca. For the other four programs, Pieris will be responsible for the initial discovery of novel Anticalin proteins, after which AstraZeneca will take the lead on continued development. Pieris has the option to co-develop two of these programs beginning at a pre-defined preclinical stage and would also have the option to co-commercialize these programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

The term of each Agreement ends upon the expiration of all of AstraZeneca’s payment obligations under such Agreement. The AstraZeneca Collaboration Agreement may be terminated by AstraZeneca in its entirety for convenience beginning 12 months after its effective date upon 90 days’ notice or, if Pieris has obtained marketing approval for the marketing and sale of a product, 180 days’ notice. Each program may be terminated at AstraZeneca’s option; if any program is terminated by AstraZeneca, Pieris will have full rights to such program. The AstraZeneca Collaboration Agreement may also be terminated by AstraZeneca or Pieris for material breach upon 180 days’ notice of a material breach (or 30 days with respect to payment breach), provided that the applicable party has not cured such breach by the permitted cure period (including an additional 180 days if the breach is not susceptible to cure during the initial 180-day period) and dispute resolution procedures specified in the applicable Agreement have been followed. The AstraZeneca Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances be terminated on a product-by-product and/or country-by-country basis. Each party may also terminate the agreement if the other party challenges the validity of patents related to certain intellectual property licensed under the Agreements, subject to certain exceptions for infringement suits, acquisitions and newly-acquired licenses. The License Agreement will terminate upon termination of the AstraZeneca Collaboration Agreement, on a product-by-product and/or country-by-country basis.

The Agreements are conditioned upon the expiration or early termination of the applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Pieris’ Collaboration Agreement with Daiichi Sankyo.

In May 2011, the Company entered into a definitive collaboration research and technology licensing agreement with Daiichi Sankyo, under which we agreed to use our proprietary Anticalin® scaffold technologies to discover novel drug candidates against two targets chosen by Daiichi Sankyo under two separate collaboration projects.

The first therapeutic comprises an Anticalin protein targeting PCSK9, DS-9001a. Daiichi Sankyo completed a Phase 1 single dose study in healthy subjects for DS-9001a in December 2016. Due to strategic and commercial reasons related to the market for PCSK9 inhibitors, Daiichi Sankyo provided notice to Pieris on May 8, 2017 of its termination of the DS-9001a program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 30, 2017. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

Each of our development programs focus on the following:

•	300-Series oncology drug candidates are multispecific Anticalin®-based proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics that genetically link antibody with one or more Anticalin proteins, thereby constituting a multispecific protein;

•	PRS-343 our lead immune-oncology program is a 4-1BB/HER2 bispecific, comprised of a HER2-targeting antibody genetically linked to a 4-1BB-targeting Anticalin, in which tumor-targeted drug clustering mediated by HER2 expressed on certain solid tumors is intended to drive tumor localized T cell activation for patient unresponsive to current standard of care.

•	PRS-332 is a bispecific Anticalin-antibody fusion protein comprising an anti-PD-1 antibody genetically fused to an Anticalin targeting an undisclosed checkpoint target. In order to improve on existing PD-1 therapies, we are developing PRS-332 with the intent to simultaneously block PD-1 and another immune checkpoint co-expressed on exhausted T cells.

•	PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. It has been designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease particularly in end-stage renal disease patients requiring dialysis.

•	PRS-060 is a drug candidate that binds to the IL-4RA receptor, thereby inhibiting the signaling of IL-4 and IL-13, two cytokines, small proteins mediating signaling between cells within the human body), known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases.

Our programs are in varying stages:

•	300-Series—We are conducting activities relating to lead candidate identification, lead candidate optimization, preclinical evaluation and IND filing preparation on several of our 300-Series lead candidates.

•	Our lead candidate, PRS-343, has been advanced through IND-enabling studies in 2016. Preclinical safety and efficacy studies were performed. A Master Cell bank was generated and GMP material to support initial clinical trials has been produced. We intend to initiate a Phase I clinical trial in HER2 positive solid tumor for PRS-343 in the first half of 2017; and

•	PRS-332—We expect to nominate a development candidate and initiate IND-enabling activities in the second half of 2017.

•

PRS-080—We completed a Phase Ia single-ascending dose clinical trial with PRS-080 in healthy volunteers in 2015. Based on the data we obtained in the Phase Ia clinical trial, we initiated a Phase Ib clinical study in CKD5 patients requiring hemodialysis.

The clinical part was complete in March 2017 and the final clinical report is expected by the second quarter of 2017. The company plans to initiate in the second quarter of 2017 a multi-dose clinical study in CKD patients requiring hemodialysis, which will assess the ability of PRS-080 to elevate hemoglobin over a period of approximately four weeks.

•	PRS-060—We have formulated PRS-060 for pulmonary delivery by inhalation and we have developed a bioprocess that has generated GMP material for use in safety and tolerability studies and First in Human clinical studies. We intend to pursue a first-in-human clinical trial for PRS-060 in the second half of 2017.

Our core Anticalin® technology and platform was developed in Germany, and we have partnership arrangements with major multi-national pharmaceutical companies headquartered in the U.S., Europe and Japan and with regional pharmaceutical companies headquartered in India. These include existing agreements with Daiichi Sankyo Company Limited, (“Daiichi Sankyo”), and Sanofi Group, (“Sanofi”), pursuant to which our Anticalin platform has consistently achieved its development milestones. Furthermore, we established a collaboration with F.Hoffman – La Roche Ltd. and Hoffmann – La Roche Inc., (“Roche”) in December 2015, a collaboration with Les Laboratories Servier and Institut de Recherches Internationales Servier (“Servier”) in January 2017, and a collaboration with AstraZeneca AB (“AstraZeneca”) in May 2017. We have discovery and preclinical collaboration and service agreements with both academic institutions and private firms in Australia.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities. We have incurred significant net losses since inception. For the three months ended March 31, 2017 we reported a net loss of $8.0 million. For the three months ended March 31, 2016 we reported a net loss of $4.2 million. As of March 31, 2017, we had an accumulated deficit of $110.7 million.

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

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with Sanofi, Daiichi Sankyo, Roche and Servier.

The revenues from our collaborations have been comprised primarily of upfront payments, research and development services and, to a lesser extent, milestone payments. We recognized revenues from upfront payments under these agreements based on multiple-element arrangement guidance as we have determined that the licenses to which the payments related did not have standalone value. Research service revenue is recognized when the costs are incurred and the services have been performed. Revenue from milestone payments is recognized when all of the following conditions are met: (1) the milestone payments are non-refundable, (2) the probability of the achievement of the milestone is near certain, (3) substantive effort on our part is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (5) a reasonable amount of time passes between the up-front license payment and the first milestone payment.

We expect our revenues for the next several years to consist of upfront payments, research funding, and milestone payments from strategic collaborations we currently have or may establish in the future.

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

Results of Operations

Comparison of the three months ended March 31, 2017 and March 31, 2016

The following table sets forth our revenues and operating expenses for the periods presented (in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenues	$1,343	$1,247
Research and development expenses	5,360	3,659
General and administrative expenses	3,989	1,968
Non-operating income, net	12	219

Net profit loss	$7,994	$4,161

Revenues

The following table provides a comparison of revenues for three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three months ended March 31, 2017	Three months ended March 31, 2016	$ Change	% Change
Upfront payments	$1,008	$836	$172	21%
Research and development services	335	411	(76)	(18%)
Total Revenue	$1,343	$1,247	$96	8%

•	The $0.2 million increase in revenues from upfront payments in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 relates to the recognition of an upfront payment under our collaboration with Servier, which commenced in January 2017, offset by slightly lower revenues from upfront payments under our collaboration with Roche due to less full-time equivalents used in Q1 2017 compared to Q1 2016.

•	The $0.1 million decrease in revenues from research and development services in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 relates to less research and development services being provided to Roche pursuant to the Roche Agreement.

Research and Development expenses

Total research and development expenses were $5.4 million for the three months ended March 31, 2017 as compared to $3.7 million for the three months ended March 31, 2016.

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three months ended March 31,
	2017	2016	$-Change	%-Change
Other R&D activities	$2,163	$1,870	$293	16%
PRS-300 series	1,978	1,093	885	81%
PRS-060	816	347	469	135%
PRS-080	403	349	54	15%

Total	$5,360	$3,659	$1,701	46%

The increase in total research and development expenses in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is primarily due to:

•	the $0.5 million increase for PRS-060 is mainly due to a $0.6 million increase in chemistry, manufacturing, controls, or CMC, costs and $0.1 million in expenses for toxicology studies, which started in late 2016. Other costs also increased by $0.1 million. These amounts are offset by a decrease of $0.3 million in preclinical costs;

•	the $0.1 million increase for PRS-080 is due to higher clinical costs related to the phase Ib study commencing in the first quarter of 2016 and the clinical part of this study was completed in the first quarter of 2017;

•	the $0.9 million increase for our PRS-300 series is due to a $0.2 million increase in preclinical costs, as we carry out our IND enabling studies for PRS-343, $0.3 million increase in clinical costs as well as a $0.3 million increase in license fees to TUM in connection with the platform license under the agreement with Servier. Expenses for general lab supplies increased by $0.1 million;

•	the $0.3 million increase in other R&D is mainly due to a $0.2 million increase in payroll expenses, including stock-based compensation expense, an increase of $0.2 million for preclinical and CMC costs, and a $0.1 million increase for general lab costs. Other costs, such as recruiting and travel costs, increased by $0.1 million. These increases were offset by a decrease of $0.3 million in license fees the Company paid to TUM in early 2016.

General and Administrative expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2017 compared to $2.0 million for the three months ended March 31, 2016. The Company noted an increase of $0.8 million in higher personnel related costs, including stock compensation, and $0.9 million increase for professional services including success fees paid in the first quarter of 2017. Additionally, expenses for audit, tax, services, other expenses, specifically travel, recruiting fees increased by $0.3 million.

Non-operating income, net

Non-operating other income decreased to approximately $12,000 for three months ended March 31, 2017 from $0.2 million of non-operating income for the three months ended March 31, 2016. This decrease is mainly a result of net foreign currency transaction losses related to the weakness of the Euro against the U.S. dollar in the periods presented.

Liquidity and Capital Resources

Through March 31, 2017, we have funded our operations with $230.0 million of cash, obtained from the following main sources: $117.9 million from sales of equity; $91.3 million in total payments received under license and collaboration agreements, including $13.6 million for research and development services costs received from our collaboration partners; $14.2 million from government grants and $6.5 million from loans.

As of March 31, 2017, we had a total of $55.2 million in cash.

We have experienced operating losses since our inception and had a total accumulated deficit of $110.7 million as of March 31, 2017. We expect to incur additional costs and will require additional future capital. We have incurred losses in nearly every period since inception including the three months ended March 31, 2017. These losses have primarily resulted in significant cash used in operations. Due to the upfront payment received from Servier and the option payment received from ASKA during the three months ended March 31, 2017 offset with our net losses for the period, our net cash used in operating activities is $25.8 million. We have several research and development programs underway in varying stages of development and we expect they will continue to require increasing amounts of cash for development, conducting clinical trials, and testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue governmental regulatory approval of our 300-Series, including PRS-343, PRS-342, PRS-332, and PRS-080 and PRS-060, and our other product candidates, we expect the cash necessary to fund operations will increase significantly over the next several years.

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

In August 2016, our shelf registration statement in the amount of $100 million was declared effective by the SEC. This registration allows us to offer for sale various unspecified classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

In January 2017, we entered into a License and Collaboration Agreement and a Non-Exclusive Anticalin Platform Technology License Agreement with Les Laboratories Servier and Institut de Recherches Internationales Servier (collectively, “Servier”). Under the agreements, we received an upfront payment of $32.3 million. The total development, regulatory and sales-based milestone payment to the Company could exceed $1.8 billion over the life of the collaboration. We believe the signing of the agreements with Servier improves the Company’s liquidity profile.

In May 2017, we entered into a License and Collaboration Agreement (the “Collaboration Agreement”) and a Non-Exclusive Anticalin® Platform Technology License Agreement (the “License Agreement” and together with the Collaboration Agreement, the “Agreements”) with AstraZeneca AB (“AstraZeneca”). Under the agreements, the Company will receive $57.5 million in up-front and near-term milestone payments, including $45 million of up-front payments and $12.5 million for the initiation of the PRS-060 Phase 1 trial. The Company may receive development, regulatory and sales-based milestone payments up to approximately $2.1 billion. The Company believes the signing of the agreements with AstraZeneca improves the Company’s liquidity profile. We will need to obtain additional funding in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

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

We cannot be sure that future funding will be available to us on acceptable terms, or adequate enough at all. Due to the often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our 300-Series programs, including PRS-343, PRS-342, PRS-332, and PRS-080 and PRS-060 could have a material adverse impact on our ability to raise additional capital.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our drug candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash as of March 31, 2017 will be sufficient to enable us to continue as a going concern through at least the day of filing in May 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2016 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates for the three months ended March 31, 2017.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Acting Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of March 31, 2017. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of March 31, 2017, our internal control over financial reporting was effective.

Notwithstanding the remediation described below, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly represent in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented.

Changes in Internal Control over Financial Reporting

During the period, the Company remediated a previously identified material weakness with regard to technical accounting for complex transactions, specifically accounting for a previous equity transaction. Except for this remediation, there are no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Pieris’ Collaboration Agreement with Daiichi Sankyo.

Daiichi Sankyo Company Limited (“Daiichi Sankyo”) partnered with Pieris to research, develop and commercialize two Anticalin therapeutics pursuant to a May 31, 2011 Collaboration Research and Technology Licensing Agreement (the “Collaboration Agreement”).

The first therapeutic comprises an Anticalin protein targeting PCSK9, DS-9001a. Daiichi Sankyo completed a Phase 1 single dose study in healthy subjects for DS-9001a in December 2016. The results of the Phase 1 Study did not show any safety concerns precluding DS-9001a’s continued development. The results of the Phase 1 Study also show that DS-9001a is a potent inhibitor of PCSK9; the product decreased LDL-C levels in the phase 1 study healthy subjects.

Due to strategic and commercial reasons related to the market for PCSK9 inhibitors, however, Daiichi Sankyo provided notice to Pieris on May 8, 2017 of its termination of the DS-9001a program. In connection with a termination of the development of DS-9001a, and under the terms of the Collaboration Agreement, Daiichi Sankyo is obligated to carry out certain activities to facilitate transfer of activities, regulatory filings, materials, data, agreements and other matters to Pieris in connection with the return to Pieris of the development program related to DS-9001a. Pieris intends to diligently review the clinical data associated with the program and consider its strategic options thereafter.

Daiichi Sankyo’s termination is only with respect to DS-9001a, and the Collaboration Agreement remains in effect with respect to the second Anticalin protein against an undisclosed target. Pieris previously reported Daiichi Sankyo’s decision to initiate GLP toxicology studies with respect to that product and Pieris’ receipt of the associated milestone in October 2016.

The foregoing summary of the terms relating to the Collaboration Agreement, including with respect to Daiichi Sankyo’s termination of such Agreement with respect to DS-9001a, is qualified in its entirety by the terms of the Collaboration Agreement, which were filed with the SEC as exhibit 10.7 to the Form 10-K filed on March 30, 2017. The contents of such exhibit are hereby incorporated by reference.

Item 6. Exhibits

EXHIBIT INDEX

10.1±	Collaboration Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K filed March 30, 2017 (File No. 001-37471))

10.2±	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K filed March 30, 2017 (File No. 001-37471))

10.3±	Exclusive Option Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and ASKA Pharmaceutical Co., Ltd., dated as of February 27, 2017

10.4	Amendment No.1 to Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. effective as of January 3, 2017 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed March 30, 2017 (File No. 001-37471))

10.5*	Separation Agreement by and between the Registrant and Darlene Deptula-Hicks, dated as of February 7, 2017 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed March 30, 2017 (File No. 001-37471))

10.6*	Consulting Agreement by and between the Registrant and Danforth Advisors, LLC, dated as of February 1, 2017 (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed March 30, 2017 (File No. 001-37471))

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

±	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: May 15, 2017	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: May 15, 2017	By:	/s/ Lance Thibault
Lance Thibault Acting Chief Financial Officer