Form 10-Q
period 2017-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2017-08-11
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 8, 2017 was 44,308,775.

PIERIS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

i

Currency Presentation and Currency Translation

Unless otherwise indicated, all references to “dollars,” “$,” “U.S. $” or “U.S. dollars” are to the lawful currency of the United States. All references in this Report to “euro” or “€ ” are to the currency introduced at the start of the third stage of the European Economic and Monetary Union pursuant to the Treaty establishing the European Community, as amended. We prepare our financial statements in U.S. dollars.

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

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions of the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of € 1.00 to U.S. $1.142270 based on www.oanda.com as of June 30, 2017.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates, and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; and regulatory developments in the United States and foreign countries.

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

ii

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$50,325,193	$29,355,528
Accounts receivable	48,470,309	57,582
Prepaid expenses and other current assets	3,947,997	3,259,503

Total current assets	102,743,499	32,672,613

Property and equipment, net	3,085,063	2,264,477
Other non-current assets	128,211	125,741

Total assets	$105,956,773	$35,062,831

Liabilities and Stockholders´ Equity
Current liabilities:
Accounts payable	$4,646,270	$2,386,183
Accrued expenses and other current liabilities	6,350,841	3,719,457
Deferred revenues, current portion	24,798,649	2,274,514

Total current liabilities	35,795,760	8,380,154

Deferred revenue, net of current portion	60,784,291	1,409,483
Other long-term liabilities	42,862	46,667

Total liabilities	96,622,913	9,836,304

Stockholders’ equity:

Preferred stock, $0.001 par value per share, 4,963 shares authorized and 4,963 and 4,963 issued and outstanding at June 30, 2017 and December 31, 2016	5	5
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 43,840,909 and 43,058,827 issued and outstanding at June 30, 2017 and December 31, 2016	43,841	43,059
Additional paid-in capital	132,125,992	129,349,768
Accumulated other comprehensive loss	(2,092,523)	(1,501,452)
Accumulated deficit	(120,743,455)	(102,664,853)

Total stockholders’ equity	9,333,860	25,226,527

Total liabilities and stockholders’ equity	$105,956,773	$35,062,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$1,852,858	$1,072,862	$3,196,158	$2,319,506

Operating expenses
Research and development	5,395,724	4,500,097	10,755,680	8,159,532
General and administrative	4,348,579	2,368,217	8,337,459	4,336,100

Total operating expenses	9,744,303	6,868,314	19,093,139	12,495,632

Loss from operations	(7,891,445)	(5,795,452)	(15,896,981)	(10,176,126)
Interest income, net	67	—	167	—
Other (expense)/income, net	(1,379,779)	(87,801)	(1,368,077)	131,819

Loss before income taxes	(9,271,157)	(5,883,253)	(17,264,891)	(10,044,307)
Income tax expenses	813,710	—	813,710	—

Net Loss	$(10,084,867)	$(5,883,253)	$(18,078,601)	$(10,044,307)

Net loss per share
Basic and diluted	$(0.23)	$(0.14)	$(0.42)	$(0.25)

Weighted average number of shares outstanding
Basic and diluted	43,407,712	40,862,608	43,236,701	40,347,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net loss	$(10,084,867)	$(5,883,253)	$(18,078,601)	$(10,044,307)

Other comprehensive (loss)/income components:
Foreign currency translation	(641,905)	106,212	(591,071)	(53,200)

Total other comprehensive (loss)/income	(641,905)	106,212	(591,071)	(53,200)

Comprehensive loss	$(10,726,772)	$(5,777,041)	$(18,669,672)	$(10,097,507)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2017	2016
Operating activities:
Net loss	$(18,078,601)	$(10,044,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213,378	82,757
Stock-based compensation	1,312,070	980,228
Disposal of fixed assets	23,462	—
Changes in operating assets and liabilities:
Accounts receivable	(46,485,468)	—
Prepaid expenses and other assets	(441,051)	(1,144,900)
Deferred revenue	78,386,937	5,111,418
Accounts payable	1,986,896	350,542
Accrued expenses and other current liabilities	2,332,924	580,908

Net cash provided by (used in) operating activities	19,250,547	(4,083,354)
Investing activities:
Purchase of property and equipment	(853,110)	(124,608)
Proceeds from sale of property and equipment	10,698	—

Net cash used in investing activities	(842,412)	(124,608)
Financing activities:
Proceeds from exercise of options	177,950	—
Proceeds from exercise of warrants	1,286,986
Issuance of common and preferred stock, net of issuance costs	—	15,280,672

Net cash used in financing activities	1,464,936	15,280,672
Effect of exchange rate change on cash and cash equivalents	1,096,594	(47,401)
Net increase in cash and cash equivalents	20,969,665	11,025,309
Cash and cash equivalents at beginning of year	29,355,528	29,349,124

Cash and cash equivalents at end of year	$50,325,193	$40,374,433

Supplemental cash flow disclosures:
Property and equipment included in accounts payable	$19,337	$207,068

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

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements for the year ending December 31, 2016, and all adjustments, including normal recurring adjustments, considered necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements have been included. The results of operations, for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

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

2. Critical Accounting Policies

Research and development expenses

Research and development expenses are charged to the condensed consolidated statement of operations as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, pre-clinical and clinical costs, contract services, consulting, depreciation and amortization expense, and other related costs. Costs associated with acquired technology, in the form of upfront fees or milestone payments, are charged to research and development expense as incurred.

Revenue Recognition

Pieris has entered into several licensing and development agreements with collaboration partners for the development of Anticalin® therapeutics against a variety of targets in diseases and conditions. The terms of these agreements contain multiple elements and deliverables, which may include: (i) licenses, or options to obtain licenses, to Pieris’ Anticalin technology and (ii) research activities to be performed on behalf of the collaborative partner. Payments to Pieris, under these agreements, may include upfront fees (which include license and option fees), payments for research activities, payments based upon the achievement of certain milestones and royalties on product sales. There are no performance, cancellation, termination, or refund provisions in any of the arrangements that could result in material financial consequences to Pieris. Pieris follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition—Multiple-Element Arrangements (“605-25”) and ASC Topic 605-28, Revenue Recognition—Milestone Method (“605-28”) in accounting for these agreements.

Multiple-Element Arrangements

When evaluating multiple-element arrangements, Pieris identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting based on whether the delivered element has stand-alone value to the customer or if the arrangement includes a general right of return for delivered items.

The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units of accounting. Pieris has used best estimate of selling price (“BESP”) methodology to estimate the selling price for licenses and options to acquire additional licenses to its proprietary technology because Pieris does not have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price for these deliverables. To determine the estimated selling price of a license to its proprietary technology, Pieris considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements, terms of previous collaborative agreements, similar agreements entered into by third parties, market opportunity, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating Pieris’ best estimate of selling price, Pieris evaluates whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include licenses and performance obligations such as research and development services and steering committee services, can be separated or whether they must be accounted for as a combined unit of accounting in accordance with U.S. GAAP. The Company recognizes the arrangement consideration allocated to licenses as revenue upon delivery of the license only if the license has stand-alone value. If the license is considered not to have stand-alone value, the license would then be combined with other undelivered elements into a combined unit of accounting and the license payments and payments for performance obligations would be recognized as revenue when the revenue recognition criteria have been satisfied for the last deliverable within the unit of accounting. In the case of combined units of accounting that include delivered licenses and undelivered services to be provided over time, revenue would be recognized over the estimated period during which services will be provided.

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

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting. For each unit of accounting, the Company must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method provided the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-effort basis. Full-time equivalents are typically used as the measure of performance.

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

In arrangements where options to obtain additional deliverables are considered substantive, Pieris determines whether the optional licenses are priced at a significant and incremental discount. If the prices include a significant and incremental discount, the option is considered a deliverable in the arrangement. However, if not priced at a discount, the option is not considered a deliverable in the arrangement. When a collaborator exercises an option to acquire an additional license, the exercise fee that is attributed to the additional license and any incremental discount allocated at inception are recognized in a manner consistent with the treatment of up-front payments for licenses (i.e., license and research services). In the event an option expires un-exercised, any incremental discounts deferred at the inception of the arrangement are recognized into revenue upon expiration. For options that are non-substantive, the additional licenses to which the options pertain are considered deliverables upon inception of the arrangement, and Pieris applies the multiple-element revenue recognition criteria to determine accounting treatment.

Payments or reimbursements resulting from Pieris’ research and development efforts in multi-element arrangements, in which Pieris’ research and development efforts are considered to be a deliverable, are included in allocable consideration and allocated to the units of accounting. These reimbursements are recognized as the services are performed and are presented on a gross basis so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue recognized cannot exceed the amount that has been earned and has been billed or is currently billable. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.

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

Pieris aggregates milestones into four categories: (i) research milestones, (ii) development milestones, (iii) commercial milestones and (iv) sales milestones. Research milestones are typically achieved upon reaching certain success criteria as defined in each agreement related to developing an Anticalin protein against the specified target. Development milestones are typically reached when a compound reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones are typically achieved when an approved pharmaceutical product reaches the status for commercial sale, including regulatory approval. Sales milestones are certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

For revenues from research, development, and commercial milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, such amounts are recognized entirely upon successful accomplishment of the milestones, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are accounted for as contingent revenue and will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Revenues from sales milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalty payments are recognized in revenues based on the timing of royalty payments earned in accordance with the agreements, which typically is the period when the relevant sales occur, assuming all other revenue recognition criteria are met.

3. Revenues

General

Pieris has not generated revenues from product sales to date. Pieris has generated revenues from: (i) license and collaboration agreements, which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments and (ii) government grants.

F.Hoffmann-La Roche Ltd. and Hoffmann- La Roche Inc.

In December 2015, the Company entered into a Research Collaboration and License Agreement (the “Roche Agreement”) with F.Hoffmann- La Roche Ltd. and Hoffmann- La Roche Inc., (“Roche”), for the research, development, and commercialization of Anticalin®-based drug candidates against a predefined, undisclosed target in cancer immune therapy. The parties are jointly pursuing a preclinical research program with respect to the identification and generation of Anticalin proteins that bind to a specific target. Roche has the ability to continue certain exclusivity rights for up to an additional 5 years following the end of the research program. Both Roche and the Company will participate in a joint research committee in connection with this agreement. Following the research program, Roche will be responsible for subsequent pre-clinical and clinical development of any product developed through the research plan and will have worldwide commercialization rights to any such product.

Under an amendment to the Roche Agreement entered effective May 31, 2017, the initial period for the research program extends until January 1, 2018 and Roche has the option to extend this period until up to August 31, 2018.

Roche has paid $6.5 million of an upfront payment for the research collaboration. Additionally, Roche will pay Pieris for research services provided by Pieris in conjunction with the research program. Roche will also pay Pieris certain development and sales milestones as they are achieved.

Pieris recorded $0.8 million and $1.8 million in revenue, respectively, for the three months ended June 30, 2017 and the six months ended June, 30, 2017, related to the recognition of the upfront payment associated with the portion of the research collaboration as well as the value of research services provided by Pieris in connection with the ongoing research program. For the three months ended June 30, 2016 and the six months ended June 30, 2016, Pieris recorded $1.1 million and $2.3 million in revenue, related to the recognition of the upfront payment associated with the research collaboration. As of June 30, 2017, and June 30, 2016, deferred revenue, related to Roche collaboration, is $2.7 million and $5.1 million, respectively.

The Company identified the research and commercial licenses, performance of R&D services, and participation in the joint research committee as deliverables under the Roche Agreement. For revenue recognition purposes, management determined there are two units of accounting at inception of the agreement representing (i) the research and commercial licenses and the performance of R&D services, and (ii) the participation in the joint research committee. The consideration received has been allocated to the units of accounting and will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement.

In addition to the upfront payment, related to the Roche Agreement, the Company is eligible to receive research, development, and sales milestone payments up to approximately $424.6 million, plus royalties on future sales of any commercial products. The total potential milestones are categorized as follows: development milestones—$295.5 million; and sales milestones of $125.3 million. Management has determined that the development milestones are not substantive as they do not relate solely to past performance of the Company and the Company’s involvement in the achievement is limited to progress reports and other updates. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement.

Les Laboratoires Servier and Institut de Recherches Internationales Servier

On January 4, 2017, Pieris entered into a License and Collaboration Agreement (“Servier Collaboration Agreement”), and Non-Exclusive Anticalin Platform Technology Agreement (the “License Agreement” and together with the Servier Collaboration Agreement, the “Servier Agreements”) with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively “Servier”) pursuant to which Pieris and Servier will initially pursue five bispecific therapeutic programs, led by the PRS-332 program (the “Lead Product”), a PD-1-targeting bispecific checkpoint inhibitor. Pieris and Servier will jointly develop PRS-332 and split commercial rights geographically, with Pieris retaining all commercial rights in the United States and Servier having commercial rights in the rest of the world. Each party is responsible for an agreed upon percentage of shared costs, as set forth in the budget for the joint development plan, and as further discussed below.

Four additional committed programs have been defined, which may combine antibodies from the Servier portfolio with one or more Anticalin proteins based on Pieris’ proprietary platform to generate innovative immuno-oncology bispecific drug candidates (“Collaboration Products”). The collaboration may be expanded by up to three additional therapeutic programs. Pieris has the option to co-develop and retain commercial rights in the United States for up to three programs beyond PRS-332 (“Co-Development Collaboration Products”), while Servier will be responsible for development and commercialization of the other programs worldwide (“Servier Worldwide Collaboration Products”). Each party is responsible for an agreed upon percentage of shared costs, as set forth in the budget for the collaboration plan, and further discussed below.

Co-Development Collaboration Products may be jointly developed, according to a collaboration plan, through marketing approval from the U.S. Food and Drug Administration (“FDA”) or European Medicines Agency (“EMA”). Servier Worldwide Collaboration Products may be jointly developed, according to a collaboration plan, through specified preclinical activities, at which point Servier becomes responsible for further development of the collaboration product.

At inception, Servier was granted the following licenses: (i) development license for the Lead Product, (ii) commercial license for the Lead Product, (iii) individual research licenses for each of the four Collaboration Products, and (iv) individual non-exclusive platform technology licenses for each of the Lead Product and four Collaboration Products. Upon achievement of certain development activities, specified by the collaboration for each Servier Collaboration Agreement, Servier will be granted a development license and a commercial license. For the Lead Product and Co-Development Collaboration Products, the licenses granted are with respect to the entire world except for the United States. For Servier Worldwide Collaboration Products, the licenses granted are with respect to the entire world.

The Servier Agreements will be managed on an overall basis by a joint executive committee (“JEC”) formed by an equal number of members from the Company and Servier. Decisions by the JEC will be made by consensus, however, in the event of a disagreement, each party will have final-decision making authority as it relates to the applicable territory in which such party has commercialization rights for the applicable product. In addition to the JEC, the Collaboration Agreement requires the participation of both parties on: (i) a Joint Steering Committee (“JSC”), (ii) a Joint Development Committee (“JDC”), (iii) a Joint Intellectual Property Committee (“JIPC”), and (iv) a Joint Research Committee (“JRC”). The responsibilities of these committees vary, depending on the stage of development and commercialization of the Lead Product and each of the Collaboration Products.

For the Lead Product and Co-Development Collaboration Products, Pieris and Servier are responsible for an agreed upon percent of the shared costs required to develop the products through commercialization. In the event that Pieris fails to exercise their option to co-develop the Co-Development Collaboration Products, and Servier has the right to continue with development alone.

Under the Servier Agreements, the Company received an upfront, non-refundable payment of € 30.0 million (approximately $32.0 million). In addition, the Company is eligible to receive research, development, commercial, and sales milestone payments. The total potential milestones are categorized as follows: research, development, and commercial milestones – up to € 569.0 million; and sales milestones – up to € 515.0 million. In addition, Pieris will be entitled to receive tiered royalties up to low double digits on the sales of commercialized products in the Servier territories.

The initial research collaboration term, as it relates to the Lead Product and Collaboration Products, shall continue for three years from the effective date, and may be mutually extended for two one-year terms consecutively applied. The term of the Servier Agreements ends upon the expiration of all Servier’s payment obligations under the respective Agreement

The term of the Servier Agreement ends upon the expiration of all of Servier’s payment obligations under such Servier Collaboration Agreement. The Servier Collaboration Agreements may be terminated by Servier for convenience beginning 12 months after their effective date upon 180 days’ notice. The Servier Collaboration Agreements may also be terminated by Servier or Pieris for material breach upon 90 days’ or 120 days’ notice of a material breach, with respect to the Servier Collaboration Agreement and License Agreement, respectively, provided that the applicable party has not cured such breach by the applicable 90-day or 120-day permitted cure period, and dispute resolution procedures specified in the applicable Servier Collaboration Agreement have been followed. The Servier Collaboration Agreements may also be terminated due to the other party’s insolvency or for a safety issue and may in certain instances be terminated on a product-by-product and/or country-by-country basis. The License Agreement will terminate upon termination of the Servier Collaboration Agreement, on a product-by-product and/or country-by-country basis.

The Company accounted for the Servier Agreements as a multiple element arrangement under ASC 605-25. The arrangement with Servier contains the following initial deliverables: (i) five non-exclusive platform technology licenses, (ii) development license for the Lead Product, (iii) commercial license for the Lead Product, (iv) research and development services for the Lead Product, (v) participation on each of the committees, (vi) four research licenses for Collaboration Products, and (vii) research and development services for the Collaboration Products. Additionally, as the development and commercial licenses on the four Collaboration Products may be granted at discount in the future, the Company determined such discounts be included as an element of the arrangement at inception.

Management considered whether any of the deliverables could be considered separate units of accounting. The Company determined the licenses granted, at arrangement inception, did not have standalone value from the research and development services to be provided for the Lead Product and Collaboration Products, over the term of the Servier Agreements, due to the specific nature of the intellectual property and knowledge required to perform the research and development services. The Company determined that the participation on the various committees did have standalone value from the delivered licenses as the services could be performed by an outside party.

As a result, management concluded there are ten units of accounting at inception of the agreement: (i) combined unit of accounting representing a non-exclusive platform technology license, commercial license, development license and research and development services for the Lead Product, (ii) four units of accounting each representing a combined non-exclusive platform technology license, research license, and research and development services for each Collaboration Product (iii) one unit of accounting representing the participation of the various governance committees, and (iv) four units of accounting representing the discounts on the development and commercial licenses granted for the Collaboration Products upon the achievement of specified preclinical activities.

The Company determined that neither VSOE nor TPE is available for any of the units of accounting identified at arrangement inception. Accordingly, the selling price of each unit of accounting was developed using BESP. The Company developed its best estimate of selling price for licenses by applying a risk adjusted, net present value, estimate of future potential cash flows approach, which included the cost of obtaining research and development services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support these services.

The Company developed the BESP for committee participation by using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants.

The Company developed the BESP for the discounts granted on the licenses by probability weighting multiple cash flow scenarios using the income approach.

Allocable arrangement consideration at inception is comprised of the upfront fee of € 30.0 million (approximately $32.0 million) and was allocated among the separate units of accounting using the relative selling price method.

The amounts allocated to the combined unit of accounting for the Lead Product and four units of accounting for the four Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the agreement for the Lead Product and each of the Co-Developed Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance at inception of the agreement for each of the other two Servier Worldwide Collaboration Products is approximately two to three years. The amounts allocated to the participation on each of the committees will be recognized ratably over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the discounts of the development and commercial licenses granted in the future will be recognized upon delivery of each of the licenses assuming no other performance obligations.

Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of the Lead Product and Co-Development Collaboration Products. The Company will classify payments made as a reduction of revenue and will classify payments received as revenue, in the period they are earned.

Under the Servier Agreements the Company is eligible to receive various research, development, commercial, and sales milestones. Management determined certain research development and commercial milestones, which may be received under the Servier Agreements, are substantive when the Company is involved in the development and commercialization of the applicable product. Payments related to the achievement of such milestones, if any, will be recognized as revenue when the milestone is achieved. Total potential substantive research, development and commercial milestones are up to € 163.0 million. Research, development, and commercial milestones are deemed non-substantive if they are based solely on the performance of another party. Non-substantive milestones will be treated as contingent revenue and will be recognized when achieved, to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon the achievement of sales events will be recognized when earned.

The Company will recognize royalty revenue in the period of sale for the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Pieris recorded $0.4 million and $0.7 million in revenue, respectively, for the three months ended June 30, 2017 and the six months ended June 30, 2017, respectively, with respect to the Servier Agreements which includes recognition of the upfront payment received and reimbursement for research and development expenses. No revenue was recorded during the three and six months ended June 30, 2016. As of June 30, 2017, there is $3.5 million and $30.1 million of deferred revenue and non-current deferred revenue, respectively, related to the Company’s collaboration with Servier.

ASKA Pharmaceutical Co. Ltd.

On February 27, 2017 the Company entered into an Exclusive Option Agreement (the “ASKA Agreement”) with ASKA Pharmaceutical Co., Ltd. (“ASKA”) to grant ASKA an option to acquire (1) a non-exclusive license to certain intellectual property rights associated with the Pieris’ Anticalin platform (“Licensed Platform IP”) and (2) an exclusive license to certain intellectual property rights specifically related to Pieris’ PRS-080 Anticalin protein (“Licensed Product IP”) in order to develop, manufacture, import, sale, export, and offer for sale and export any pharmaceutical formulation containing PRS-080, the Company’s pegylated Anticalin protein targeting hepcidin (“Licensed Product”) in Japan and certain other Asian territories (“Licensed Territory”).

ASKA has paid $2.75 million of an upfront option payment. Pieris is obliged to use commercially reasonable efforts to complete the Phase IIa Study for PRS-080 and to submit to ASKA, in writing, the final results of the study when available. Upon receipt, ASKA will have 60 days to evaluate the results of the Phase IIa Study (“Evaluation Period”). ASKA agreed to notify Pieris, in writing, of its decision to exercise its option to acquire rights to the Licensed Product. In consideration of the licenses granted as part of the Agreement, ASKA will pay an additional license fee. If the Phase IIa Study meets the applicable success criteria and ASKA fails to provide notification that it will exercise its option, ASKA shall pay the Company an additional fee within thirty days of the end of the Evaluation Period (the “Break-Up Fee”). If ASKA exercises the option, ASKA and the Company will enter into a separate definitive arrangement governing the future development and commercialization activities.

Pieris has an obligation to use all reasonable commercial efforts to complete the Phase IIa Study for the Licensed Product and to submit to ASKA, in writing, the final results of the Phase IIa study. The completed Phase IIa Study represents a deliverable under the arrangement. As the arrangement only contains one deliverable, there is only one unit of accounting to be considered at the inception of the contract. The total allocable arrangement consideration at inception is $2.75 million and this is allocated to the single unit of accounting. The Company noted that while the completion of the Phase IIa trial requires the completion of a number of actions, the finalization of the data and evaluation of results is of such significance that the value of the Phase IIa study results is realized at this point. As a result, the Company will recognize revenue for this unit of accounting upon delivery of the Phase IIa Study Results to ASKA. Therefore, no revenue in connection with this arrangement was recognized for the three and six months ended June 30, 2017. As of June 30, 2017, there is $2.93 million of non-current deferred revenue related to the Company’s option agreement with ASKA.

AstraZeneca AB

On May 2, 2017, Pieris entered into a License and Collaboration Agreement (“AstraZeneca Collaboration Agreement”), and a Non-Exclusive Anticalin Platform Technology License Agreement (the “License Agreement” and together with the AstraZeneca Collaboration Agreement, the “AstraZeneca Agreements”) with AstraZeneca AB (“AstraZeneca”), which became effective on June 10, 2017, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the AstraZeneca Agreements the parties will advance several novel inhaled Anticalin proteins.

In addition to the Company’s lead inhaled drug candidate, PRS-060 (the “AstraZeneca Lead Product”), Pieris and AstraZeneca will also collaborate to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases (the “AstraZeneca Collaboration Products” and together with the AstraZeneca Lead Product, the “AstraZeneca Products”). Pieris will be responsible for advancing the AstraZeneca Lead Product into the Phase I trial, with the associated costs funded by AstraZeneca. The parties will collaborate thereafter to conduct a Phase IIa clinical trial in asthma patients, with AstraZeneca continuing to fund development costs. After completion of the Phase IIa trial, Pieris has the option to co-develop the Lead Product and also has the option to co-commercialize the AstraZeneca Lead Product in the United States. For the four AstraZeneca Collaboration Products, Pieris will be responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca will take the lead on continued development. Pieris has the option to co-develop two of these four AstraZeneca Collaboration Products beginning at a pre-defined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

The term of the AstraZeneca Agreement ends upon the expiration of all of AstraZeneca’s payment obligations under such AstraZeneca Agreement. The AstraZeneca Collaboration Agreement may be terminated by AstraZeneca in its entirety for convenience beginning 12 months after its effective date upon 90 days’ notice or, if Pieris has obtained marketing approval for the marketing and sale of a product, 180 days’ notice. Each program may be terminated at AstraZeneca’s option; if any program is terminated by AstraZeneca, Pieris will have full rights to such program. The AstraZeneca Collaboration Agreement may also be terminated by AstraZeneca or Pieris for material breach upon 180 days’ notice of a material breach (or 30 days with respect to payment breach), provided that the applicable party has not cured such breach by the permitted cure period (including an additional 180 days if the breach is not susceptible to cure during the initial 180-day period) and dispute resolution procedures specified in the applicable AstraZeneca Agreement have been followed. The AstraZeneca Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances be terminated on a product-by-product and/or country-by-country basis. Each party may also terminate the agreement if the other party challenges the validity of patents related to certain intellectual property licensed under the AstraZeneca Agreement, subject to certain exceptions for infringement suits, acquisitions and newly-acquired licenses. The License Agreement will terminate upon termination of the AstraZeneca Collaboration Agreement, on a product-by-product and/or country-by-country basis.

At inception, AstraZeneca is granted the following licenses: (i) research and development license for the AstraZeneca Lead Product, (ii) commercial license for the AstraZeneca Lead Product, (iii) individual research licenses for each of the four AstraZeneca Collaboration Products, (iv) individual commercial licenses for each of the four AstraZeneca Collaboration Products, and (v) individual non-exclusive platform technology licenses for the AstraZeneca Lead Product and the four AstraZeneca Collaboration Products. AstraZeneca will be granted individual development licenses for each of the four AstraZeneca Collaboration Products upon completion of the initial discovery of Anticalin proteins.

The collaboration will be managed on an overall basis by a joint steering committee (“JSC”) formed by an equal number of representatives from the Company and AstraZeneca. In addition to the JSC, the AstraZeneca Collaboration Agreement also requires each party to designate an Alliance Manager to facilitate communication and coordination of the Parties activities under that AstraZeneca Agreement, as well as requires participation of both parties on: (i) a Joint Development Committee and (ii) a Commercialization Committee. The responsibilities of these committees vary, depending on the stage of development and commercialization of each Product.

Under the AstraZeneca Agreements, the Company received an upfront, non-refundable payment of $45 million. In addition, the Company will receive payments to conduct a Phase I trial for the Lead Product. The Company is also eligible to receive research, development, commercial, sales milestone payments, and royalty payments. The total potential milestones are categorized as follows: research, development, and commercial milestones – up to $1.1 billion; and sales milestones – up to $1.0 billion. The Company may receive tiered royalties on sales of potential products commercialized by AstraZeneca and for co-developed products, gross margin share on worldwide sales equal dependent on Pieris’ level of committed investment.

The Company accounted for the AstraZeneca Agreements, as a multiple element arrangement under ASC 605-25. The arrangement with AstraZeneca contains the following initial deliverables: (i) five non-exclusive platform technology licenses, (ii) research and development license for the AstraZeneca Lead Product, (iii) commercial license for the AstraZeneca Lead Product, (iv) development and manufacturing services for the AstraZeneca Lead Product, (v) research services related to the AstraZeneca Lead Product, (vi) participation on each of the committees, (vii) four research licenses for the AstraZeneca Collaboration Products, (viii) four development licenses for the AstraZeneca Collaboration Products (ix) four commercial licenses for the AstraZeneca Collaboration Products, and (x) research services for the AstraZeneca Collaboration Products.

Management considered whether any of the deliverables could be considered separate units of accounting. The Company determined that the licenses granted for the AstraZeneca Lead Product at the inception of the arrangement did not have standalone value from the research services related to the Lead Product and the licenses granted for the AstraZeneca Collaboration Products did not have standalone value from the research services for the AstraZeneca Collaboration Products, due to the specific nature of the intellectual property and knowledge required to perform the services. The Company determined that the licenses granted at the inception of the arrangement did have standalone value from the development and manufacturing services for the AstraZeneca Lead Product and also determined that the participation on the various committees had standalone value as the development and manufacturing services and committee service could be performed by an outside party.

As a result, management concluded that there were seven units of accounting at the inception of the AstraZeneca Agreements: (i) combined unit of accounting representing a non-exclusive platform technology license, research and development license, and commercial licenses for the Lead Product and research services for the AstraZeneca Lead Product, (ii) development and manufacturing services for the AstraZeneca Lead Product, (iii) committee participation, (iv-vii) four units of accounting representing a combined non-exclusive platform technology license, research, development and commercial licenses, and research services for each AstraZeneca Collaboration Product.

The Company determined that neither VSOE nor TPE is available for any of the units of accounting identified at the inception of the arrangement. Accordingly, the selling price of each unit of accounting was developed using management’s BESP. The Company developed the BESP for licenses and corresponding research services by applying a risk adjusted, net present value, estimate of future potential cash flow approach, which included the cost of obtaining research services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support these services. The Company developed the BESP for development and manufacturing services for the AstraZeneca Lead Product using estimated internal and external costs to be incurred.

The Company developed the BESP for committee participation by using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants.

Allocable arrangement consideration at inception is comprised of the upfront fee of $45.0 million and the estimated development and manufacturing services to be reimbursed by AstraZeneca for the Lead Product of $8.2 million. The aggregate allocable consideration of $53.2 million is allocated among the separate units of accounting using the relative selling price method.

The amounts allocated to the combined unit of accounting for the AstraZeneca Lead Product will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the development and manufacturing services for the Lead Product will be recognized on a proportional performance basis over the estimated term of development through Phase IIa trial. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance at the inception of the arrangement is approximately five years. The amounts allocated to the combined units of accounting for the Astra Zeneca Collaboration Product will be recognized upon delivery of each individual development license, assuming all other revenue recognition criteria have been met.

Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of the AstraZeneca Lead Product and the two AstraZeneca Collaboration Products for which Pieris has a co-development option. The Company will classify payments made as a reduction of revenue and will classify payments received as revenue, in the period they are earned.

Under the AstraZeneca Agreements the Company is eligible to receive various research, development, commercial, and sales milestones. Management determined certain of the research, development, and commercial milestones that may be received under the AstraZeneca Agreements are substantive when the Company is involved in the development and commercialization of the applicable AstraZeneca Products. Payment related to achievement of such milestones, if any, will be recognized as revenue when the milestone is achieved. Total potential substantive development milestones range from $72.2 million to $611.4 million, dependent on the Company’s decision, on a product-by-product basis, whether to co-develop the AstraZeneca Lead Product and AstraZeneca Collaboration Products. Research, development, and commercial, and sales milestones are deemed non-substantive if they are based solely on the performance of another party. Non-substantive milestones will be treated as contingent revenue and will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Total potential non-substantive research, development, and commercial milestones range from $366.2 million to $1.0 billion. The Company may receive lower research, development, and commercial, milestones if the Company chooses to co-develop the Lead Product and/or AstraZeneca Collaboration Products, depending on the level of co-development investment. Total potential sales milestones are up to $1.0 billion and will be recognized when earned, assuming all other revenue recognition revenue criteria have been met.

The Company will recognize royalty and gross margin share revenue in the period of sale of the related AstraZeneca Product, based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Pieris recorded $0.6 million in revenue for the three and six months ended June 30, 2017, with respect to the AstraZeneca Agreements, which includes recognition of the upfront payment received and reimbursement for Phase I trial costs. As of June 30, 2017, there is $19 million and $27.4 million of deferred revenue and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

4. Income taxes

During the three months ended June 30, 2017 and the six months ended June 30, 2017 the Company recorded income tax expenses of $0.8 million and $0.8 million, respectively, representing an effective tax rate of (4.71%). The income tax expense is related the Company´s Australian jurisdiction, net of loss carryforwards resulting from taxable income from the AstraZeneca Agreements.

5. Net Loss per Share

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

For the six months ended June 30, 2017 and 2016, approximately 3.6 million and 5.9 million weighted average shares, subject to stock options and warrants, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

6. Fair Value Measurement

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

For the periods presented, in these interim financial statements, Pieris has no cash equivalents and debt instruments as of each balance sheet date presented.

All other current assets and current liabilities on our consolidated balance sheets approximate their respective carrying amounts.

7. Accrued expenses

The Company has recorded the following accrued expenses as of June 30, 2017 and December 31, 2016, respectively:

	June 30,	December 31,
	2017	2016
Accrued expenses
Accrued professional fees	$3,093,303	$867,969
Accrued compensation expense	1,123,913	1,198,448
Accrued research and development fees	843,830	1,040,321
Accrued taxes	899,651	—
Accrued audit and tax fees	218,264	454,931
Accrued other	171,880	157,788

Total accrued expenses	$6,350,841	$3,719,457

8. Stock-based compensation

2014 Stock Plan

Pieris granted 88,853 and 1,157,734 options to employees, consultants, and directors under its 2014 employee, director, and consultant equity incentive plan, (the “2014 Plan”) during the three months ended six months ended June 30, 2016, respectively. The 2014 Plan was terminated on June 28, 2016 when the Company adopted its 2016 employee, director and consultant equity incentive plan, (the “2016 Plan”). Therefore, no options were granted for the three and six months ended June 30, 2017 under the 2014 Plan.

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

The Company granted 118,367 and 1,258,755 options to employees and directors under the 2016 Plan during the three months ended June 30, 2017 and the six months ended June 30, 2017, respectively. No options were granted under the 2016 Plan during the same periods or 2016. As of June 30, 2017, there were 2,094,670 shares available for future grant under the 2016 Plan. The shares available for future grant under the 2016 Plan include 217,530 shares which were forfeited under the 2016 Plan and 11,208 shares which were forfeited under the 2014 Plan. These forfeited shares are available for future issuance under the 2016 Plan.

Stock-based compensation expense was $0.6 million and $1.3 million for the three months ended June 30, 2017 and the six months ended June 30, 2017, respectively. For the three months ended June 30, 2016 and the six months ended June 30, 2016, stock based compensation expense was $0.6 million and $1.0 million, respectively.

Total stock-based compensation expense was recorded to operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and Development	$190,819	$175,498	$357,430	$301,939
General and administrative	369,059	436,347	954,640	678,290

Total stock-based compensation expense	$559,878	$611,845	$1,312,070	$980,229

There were an aggregate of 15,000 and 15,000 options exercised under the 2014 Plan during the three months ended June 30, 2017 and the six months ended June 30, 2017, respectively, for which the Company received $30,000 in cash. There were 74,462 and 74,462 options exercised under the 2016 Plan during the three months ended June 30, 2017 and the six months ended June 30, 2017, respectively, for which the Company received $147,950 in cash. No options were exercised during the 2016 periods.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option-pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility, risk free interest rate, and forfeitures of the underlying stock. Accordingly, the weighted-average fair value of the options granted was $2.08 and $1.39 for the three months ended June 30, 2017 and the six months ended June 30, 2017. The weighted-average fair value of the options granted was $1.09 and $1.01 for the three months ended June 30, 2016 and the six months ended June 30, 2016.

The calculation was based on the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	75.13% - 78.89%	75.12% - 75.53%	75.09% - 78.89%	75.12% - 76.00%
Weighted average risk-free interest rate	1.87% - 1.99%	1.13% - 1.49%	1.87% - 2.16%	1.13% - 1.61%
Expected term	5.0 - 5.7 years	5.0 - 5.7 years	5.0 - 5.7 years	5.0 - 5.7 years

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Pieris’ estimated expected stock price volatility is based on the average volatilities of other guideline companies in the same industry. Pieris’ expected term of options granted during the three and six months ended June 30, 2017 and 2016, respectively was derived using the SEC’s simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company’s stock options have a maximum term of ten years from the date of grant. Stock options granted under the 2016 Plan may be either incentive stock options, or nonqualified stock options. The exercise price of stock options granted under the 2016 Plan must be at least equal to the fair market value of the common stock on the date of grant.

9. Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value, per share, of which 43,840,909 shares were issued and outstanding as of June 30, 2017 and 43,058,827 shares were issued and outstanding as of December 31, 2016.

During the three and six months ended June 30, 2017, the Company issued an aggregate of 89,462 shares of common stock upon exercise of stock options, including stock options to purchase 50,000 shares of common stock exercised through net exercise provisions resulting in the issuance of 19,462 shares of common stock and stock options to purchase 70,000 shares of common stock exercised for cash, providing cash proceeds of $0.2 million.

During the three and six months ended June 30, 2017, the Company issued an aggregate of 692,620 shares of common stock due to warrant exercises. Net exercise of 89,330 warrants resulted in the issuance of 49,127 shares of common stock. Additionally, 643,493 were exercised resulting in cash proceeds of $1.3 million.

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

As a result of the 2016 PIPE the number of common stock outstanding increased by 3,225,804 shares and the number of Series A Convertible Preferred Stock outstanding increased by 4,963 shares.

11. License and Transfer Agreement

On April 18, 2016, the Company entered into a license and transfer agreement (the “Original Agreement”) with Enumeral Biomedical Holdings, Inc. (“Enumeral”), pursuant to which the Company acquired a non-exclusive worldwide license to use specified patent rights and know-how owned by Enumeral to research, develop and market fusion protein. As contemplated by the terms of the Original Agreement, the Company entered into a definitive license and transfer agreement (the “Definitive Agreement”) with Enumeral on June 6, 2016, to expand the scope of the Company´s option to license additional antibodies from Enumeral. Under the Definitive Agreement, Enumeral has granted Pieris options to license two additional undisclosed Enumeral antibodies (each, a “Subsequent Option”). The Subsequent Options expired unexercised on May 31, 2017.

Under the terms of the Original Agreement, the Company agreed to pay Enumeral an upfront license fee of $250,000 upon signing in April 2016 and subsequently elected to pay a $750,000 maintenance fee in May 2016. All amounts paid related to the Agreement have been expensed as research and development expense as incurred. The Company incurred $1.0 million in upfront fees for the three and six months ended June 30, 2016. No amounts were incurred for the three and six-month period end June 30, 2017.

12. Liquidity and Going Concern

The Company believes its cash of $50.3 million as of June 30, 2017 and the receipt of $45 million, in July 2017, from AstraZeneca, will be sufficient to fund the Company’s current operating plan for at least twelve months from date of filing. The Company may need to raise additional funds in order to execute the current operating plan in the future. There can be no assurance that the Company will be able to obtain future additional debt, equity financing, or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

13. Recent Accounting Pronouncements

Standards not yet adopted

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Subsequently, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) , which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligation and licensing implementation guidance and illustrations in ASU 2014-09; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09 (collectively, the “Revenue ASUs”).

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

In February 2016, the FASB issued ASU No. 2016-02, ASU 2016-02 Leases (Topic 842)(“ASU 2016-02”). Under the amendments in ASU 2016-02 lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. This guidance is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures. The Company is in the process of determining the impact of the lease ASU with respect to its financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock compensation (Topic 718)(“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in this ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

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

Each of our development programs focus on the following:

•	300-Series oncology drug candidates are multispecific Anticalin®-based proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics that genetically link antibody with one or more Anticalin proteins, thereby constituting a multispecific protein;

•	PRS-343 our lead immune-oncology program is a 4-1BB/HER2 targeting bispecific, comprised of an anti-HER2- antibody genetically linked to a 4-1BB-targeting Anticalin protein, in which tumor-targeted drug clustering mediated by HER2 expressed on certain solid tumors is intended to drive tumor localized T cell activation for patient unresponsive to current standard of care.

•	PRS-332 is a bispecific Anticalin-antibody fusion protein comprising an anti-PD-1 antibody genetically fused to an Anticalin protein targeting an undisclosed checkpoint target. In order to improve on existing PD-1 therapies, we are developing PRS-332 with the intent to simultaneously block PD-1 and another immune checkpoint co-expressed on exhausted T cells.

•	In connection with our efforts to develop multispecific Anticalin®-based proteins designed to engage immunomodulatory targets, during the second quarter, the Company entered into a License and Transfer Agreement with Sichuan Kelun-Biotech Biopharmaceutical Co. Ltd. (“Kelun”). Under that Agreement, Kelun has granted to the Company a non-exclusive worldwide license (with the right to sublicense) under certain intellectual property owned or controlled by Kelun to research, develop, manufacture, and commercialize bi- and multi- specific fusion proteins that include a monoclonal antibody developed by Kelun specific for an undisclosed target and one or more Anticalin proteins.

•	PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. PRS-080 has been designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease particularly in end-stage renal disease patients requiring dialysis.

•	PRS-060 is an inhaled Anticalin that binds to the IL receptor alpha, thereby inhibiting the signaling of IL-4 and IL-13, two cytokines, small proteins mediating signaling between cells within the human body), known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases.

Our key programs are in varying stages:

•	PRS-343—We filed an investigational new drug application (“IND”) for our lead immuno-oncology drug candidate, PRS-343, and FDA has accepted that IND. The Company is diligently engaged with its clinical trial sites toward initiation of patient dosing in a Phase I study in HER2-positive solid tumors.

•	Other PRS-300 Series—We are conducting activities relating to lead candidate identification, lead candidate optimization, preclinical evaluation, or IND filing preparation on several of our other 300-Series (immuno-oncology) candidate drugs, including the lead product in our collaboration with Servier, PRS-332, and have initiated activities for two of the Servier collaboration programs beyond PRS-332.

•	PRS-080—We completed a Phase Ia single-ascending dose clinical trial with PRS-080 in healthy volunteers in 2015. Based on the data we obtained in the Phase I clinical trial, we initiated a Phase Ib clinical study in CKD5 patients requiring hemodialysis. We completed that Phase Ib study and presented the results in June 2017, which reflected that intravenous administration of PRS-080 was both safe and well-tolerated at all doses, and resulted in a profound decrease in free hepcidin within one hour after infusion, followed by robust mobilization of serum iron, with dose-proportional increases in both the level and duration of serum iron concentration and transferrin saturation following treatment. The Company filed separate clinical trial applications (“CTA”s) with the German and Czech Republic regulatory authorities to conduct a multi-dose Phase IIa trial for PRS-080 in FID anemia patients in a randomized placebo-controlled trial at doses up to 8 mg per kg body weight. Pending timely regulatory approvals, the Company intends to initiate enrollment of patients for this study in the third quarter of this year. ASKA has the option, following completion of this trial, to obtain an exclusive license to develop and commercialize PRS-080 in Japan, South Korea and certain other Asian markets (excluding China).

•	PRS-060— In collaboration with AstraZeneca, Pieris plans, as trial sponsor, to initiate and dose healthy subjects in the fourth quarter of 2017 in a single ascending dose trial followed by a multi-ascending dose trial under a clinical trial notification to the Therapeutic Goods Administration in Australia. The dosing of the first subject will trigger a milestone payment of $12.5 million by AstraZeneca to Pieris.

Our core Anticalin® technology and platform was developed in Germany, and we have partnership arrangements with major multi-national pharmaceutical companies headquartered in the U.S., Europe and Japan and with regional pharmaceutical companies headquartered in India. These include existing agreements with Daiichi Sankyo, and Sanofi, pursuant to which our Anticalin platform has consistently achieved its development milestones. Furthermore, we established a collaboration with Roche in December 2015, a collaboration with Servier in January 2017, and a collaboration with AstraZeneca in May 2017. We have discovery and preclinical collaboration and service agreements with both academic institutions and private firms in Australia.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three months ended June 30, 2017 and the six months ended June 30, 2017 we reported a net loss of $10.1 million and $18.1 million, respectively. For the three months ended June 30, 2016 and the six months ended June 30, 2016 we reported a net loss of $5.9 million and $10.0 million, respectively. As of June 30, 2017, we have an accumulated deficit of $120.7 million.

We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for at least the next several years. Our revenues for the periods presented were primarily from license and collaboration agreements with our partners.

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

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with AstraZeneca, Servier, Roche and Daiichi Sankyo.

The revenues from our collaborations historically have been comprised primarily of upfront payments, research and development services and, to a lesser extent, milestone payments. We recognized revenues from upfront payments under these agreements in accordance with multiple-element arrangement guidance as we have determined that the delivered licenses to which the payments related did not have standalone value from the other elements of the arrangement. Research service revenue is recognized when the costs are incurred and the services have been performed. For revenues from research, development, commercial, and sales milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, such amounts are recognized entirely upon successful accomplishment of the milestones, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are accounted for as contingent revenue and will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Revenues from sales milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalty payments are recognized in revenues based on the timing of royalty payments earned in accordance with the agreements, which typically is the period when the relevant sales occur, assuming all other revenue recognition criteria are met.

We expect our revenues for the next several years to consist of upfront and milestone payments, reimbursable development costs and expenses, research funding and other payments from strategic collaborations we currently have or may establish in the future.

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable with any certainty to estimate either the costs or the timelines in which those costs will be incurred. Our current development plans focus on the following activities: Our PRS 300-series, which is a franchise currently comprised of the PRS-343 and PRS-332 program, PRS-080 and PRS-060. These programs consume a large proportion of our current, as well as projected, resources.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll, employee benefits, equity compensation, and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include costs associated with professional fees for accounting, auditing, insurance costs, consulting, and legal services.

Results of Operations

Comparison of the three and six months ended June 30, 2017 and June 30, 2016

The following table sets forth our revenues and operating expenses for the three months ended June 30, 2017 and 2016, respectively (in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016
Revenues	$1,853	$1,073
Research and development expenses	5,396	4,500
General and administrative expenses	4,349	2,368
Non-operating expense (income), net	1,379	88
Income tax expense	814	—

Net loss	$10,085	$5,883

The following table sets forth our revenues and operating expenses for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Six months ended June 30, 2017	Six months ended June 30, 2016
Revenues	$3,196	$2,320
Research and development expenses	10,756	8,160
General and administrative expenses	8,337	4,336
Non-operating expense (income), net	1,368	(132)
Income tax expense	814	—

Net loss	$18,079	$10,044

Revenues

The following table provides a comparison of revenues for three months ended June 30, 2017 and 2016, respectively (in thousands):

	Three months ended June 30, 2017	Three months ended June 30, 2016	$ Change	% Change
Collaboration arrangements	$1,507	$706	$801	114%
Research and development services	346	367	(21)	(6%)
Total Revenue	$1,853	$1,073	$780	73%

•	The $0.8 million increase in revenues from collaboration arrangements in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 relates to the recognition of revenue under our collaboration with Servier, which commenced in January 2017, and revenue under our collaboration with AstraZeneca, which commenced in May 2017, offset by slightly lower revenues from upfront payments under our collaboration with Roche due to less full-time equivalents used in Q2 2017 compared to Q2 2016.

•	The slight decrease in revenues from research and development services in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 relates to less research and development services being provided to Roche pursuant to the Roche Agreement.

The following table provides a comparison of revenues for six months ended June 30, 2017 and 2016, respectively (in thousands):

	Six months ended June 30, 2017	Six months ended June 30, 2016	$ Change	% Change
Collaboration arrangements	$2,516	$1,542	$974	63%
Research and development services	680	778	(98)	(13%)
Total Revenue	$3,196	$2,320	$876	38%

•	The $1.0 million increase in revenues from collaboration arrangements in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 relates to the recognition of revenue under our collaboration with Servier, which commenced in January 2017, and revenue under our collaboration with AstraZeneca, which commenced in May 2017, offset by slightly lower revenues from upfront payments under our collaboration with Roche due to less full-time equivalents used in the first half of 2017 compared to the first half of 2016.

•	The $0.1 million decrease in revenues from research and development services in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 relates to less research and development services being provided to Roche pursuant to the Roche Agreement.

Research and Development expenses

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the three months ended June 30, 2017 and 2016, respectively in thousands):

	Three months ended June 30,
	2017	2016	$-Change	%-Change
PRS-300 series	$633	$1,084	$(451)	(42%)
PRS-060	1,298	566	732	129%
PRS-080	501	223	278	125%
Non-core research and development activities	2,964	2,627	337	13%

Total	$5,396	$4,500	$896	20%

Total research and development expenses were $5.4 million for the three months ended June 30, 2017 as compared to $4.5 million for the three months ended June 30, 2016.

The increase in total research and development expenses in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 is primarily due to:

•	the $0.5 million decrease for our PRS-300 series is due to a $0.5 million decrease in CMC and preclinical costs in our PRS343 program and a decrease of $0.1 million in general lab supplies. These amounts are offset by an increase of $0.1 million in clinical costs period over period;

•	the $0.7 million increase for PRS-060 is mainly due to $0.4 million of license fees for the successful close of our license and collaboration agreement with AstraZeneca and $0.1 million in other consulting expenses. In the three months ended June 30, 2016 we recorded a $0.4 million tax credit in connection with our PRS-060 program and no such tax credit was recorded in the 2017 period. In addition, we recognized an increase of $0.1 million in clinical costs. These amounts are offset by a decrease of $0.3 million in lower CMC costs;

•	the $0.3 million increase for PRS-080 is mainly due to clinical costs related to the preparation of the Phase IIa study which we will initiate in the third quarter of 2017;

•	the $0.3 million increase in non-core research and development activities is mainly due to a $0.3 million increase in payroll expenses, including bonus payments, an increase of $0.2 million for preclinical and CMC costs, and a $0.2 million increase for general lab costs. Other costs, such as recruiting, travel and legal costs, increased by $0.6 million. These increases were offset by a $1.0 million license fee payment to Enumeral in the second quarter of 2016.

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the six months ended June 30, 2017 and 2016, respectively (in thousands):

	Six months ended June 30,
	2017	2016	$-Change	%-Change
PRS-300 series	$2,611	$2,177	$434	20%
PRS-060	2,144	906	1,238	137%
PRS-080	904	572	332	58%
Non-core research and development activities	5,127	4,505	622	14%

Total	$10,786	$8,160	$2,626	32%

Total research and development expenses were $10.8 million for the six months ended June 30, 2017 as compared to $8.2 million for the six months ended June 30, 2016.

This increase in total research and development expenses in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is primarily due to:

•	the $0.4 million increase in our PRS-300 series is due to a $0.1 million increase in salary costs as well as a $0.3 million license fee payment to Technische Universitat Munchen (“TUM”) in connection with the Servier agreement. In addition, preclinical and clinical cost increased by $0.6 million offset by lower CMC expenses of $0.6 million;

•

the $1.2 million increase for PRS-060 is mainly due to $0.4 million in license fees for the successful close of our license and collaboration agreement with AstraZeneca and $0.1 million in other consulting fees. In addition, we recorded $0.5 million R&D tax credit, in connection with our PRS-060 program, in the first half 2016 and no tax credit was recorded in the 2017 period. CMC costs, clinical costs, and costs for toxicity studies increased by $0.5 million. These amounts are offset by a decrease of $0.3 million in preclinical costs;

•	the $0.3 million increase for PRS-080 is due to higher clinical costs related to the Phase IIb study, where the clinical part of the study was completed in the first quarter of 2017 as well as clinical costs related to the preparation of the Phase IIa study which we will initiate in the third quarter of 2017;

•	the $0.6 million increase in non-core research and development activities is mainly due to a $0.5 million increase in higher personnel expenses including bonus and stock compensation, an increase of $0.3 million in preclinical and CMC costs as well as additional $0.2 million in general lab supplies. Other costs such like travel, legal, maintenance and recruiting expenses increased by $0.9 million. These amounts are offset by $1.0 million in license fees to Enumeral we paid in the second quarter of 2016 and a $0.3 million license fee to TUM in connection with the Roche agreement in the first quarter of 2016.

General and Administrative expenses

General and administrative expenses were $4.3 million for the three months ended June 30, 2017 compared to $2.4 million for the three months ended June 30, 2016. This $1.9 million increase is mainly due to $1.8 million in transaction fees for the successful close of our license and collaboration agreement with AstraZeneca. Period-over-period, personnel related costs increased by $0.1 million, professional services increased by $0.1 million recruiting and other costs increased by $0.2 million and legal fees decreased by $0.3 million.

General and administrative expenses were $8.3 million for the six months ended June 30, 2017 compared to $4.3 million for the six months ended June 30, 2016. This $4.0 million increase is due to $1.8 million in transaction fees for our license and collaboration agreement with AstraZeneca, in addition to the increase of professional fees by $1.1 million personnel costs by $0.8 million, recruiting, travel and other fees increased by $0.6 million and offset by a $0.3 million decrease of legal fees.

Non-operating expense (income), net

Our non-operating expense was $1.4 million for three months ended June 30, 2017 as compared to $0.1 million of non-operating expense for the three months ended June 30, 2016. This increase in expense is mainly a result of net foreign currency transaction losses, including foreign currency revaluations of monetary assets.

Our non-operating expense was $1.4 million for six months ended June 30, 2017 as compared to a net non-operating income of $0.1 million for the six months ended June 30, 2016. This increase in expense is mainly a result of net foreign currency transaction losses, including foreign currency revaluations of monetary assets.

Income tax expense

Income tax expense was $0.8 million for three months ended June 30, 2017 as compared to zero income tax expenses for the three months ended June 30, 2016. The increase in income tax expense is related our Australian jurisdiction, net of loss carryforwards resulting from taxable income from the AstraZeneca agreement.

Income tax expense was $0.8 million for six months ended June 30, 2017 as compared to zero income tax expenses for the six months ended June 30, 2016. The increase in income tax expense is related our Australian jurisdiction, net of loss carryforwards resulting from taxable income from the AstraZeneca agreement.

Liquidity and Capital Resources

Through June 30, 2017, we have funded our operations with $231.8 million of cash, obtained from the following main sources: $119.4 million from sales of equity; $91.7 million in total payments received under license and collaboration agreements, including $14.0 million for research and development services costs received from our collaboration partners; $14.2 million from government grants and $6.5 million from loans.

As of June 30, 2017, we had a total of $50.3 million in cash. In July 2017, we collected $45.0 million of up-front fees from our collaboration with Astra Zeneca.

We have experienced operating losses since our inception and had a total accumulated deficit of $120.7 million as of June 30, 2017. We expect to incur additional costs and will require additional future capital. We have incurred losses in nearly every period since inception including the three and six months ended June 30, 2017. These losses have primarily resulted in significant cash used in operations. Due to the upfront payments received from Servier and the option payment received from ASKA during the six months ended June 30, 2017 offset by our net losses for the period, our net cash provided by operating activities was $19.3 million as of

June 30, 2017. We have several research and development programs underway in varying stages of development and we expect they will continue to require increasing amounts of cash for development, conducting clinical trials, and testing and manufacturing of product material. As we continue to conduct these activities necessary to pursue governmental regulatory approval of our 300-Series programs PRS-343 and PRS-332, and PRS-080 and PRS-060, and our other product candidates, we expect cash necessary to fund operations will increase significantly over the next several years.

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

In January 2017, we entered into a License and Collaboration Agreement and a Non-Exclusive Anticalin Platform Technology License Agreement with Les Laboratories Servier and Institut de Recherches Internationales Servier (collectively, “Servier”). Under the agreements, we received an upfront payment of $32.3 million. The total development, regulatory and sales-based milestone payment to us could exceed $1.8 billion over the life of the collaboration.

In May 2017, we entered into a License and Collaboration Agreement (the “Collaboration Agreement”) and a Non-Exclusive Anticalin® Platform Technology License Agreement (the “License Agreement” and together with the Collaboration Agreement, the “Agreements”) with AstraZeneca AB (“AstraZeneca”). Under the agreements, the Company will receive $57.5 million in up-front and near-term milestone payments, including $45 million of up-front payments and $12.5 million for the initiation of the PRS-060 Phase I trial. We may receive research, development, commercial and sales milestone payments up to approximately $2.1 billion.

We will need to obtain additional funding in order to continue our operations and pursue our business plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

In the first half of 2017 we issued an aggregate of 89,462 shares of common stock upon exercise of stock options, including stock options to purchase 50,000 shares of common stock exercised through net exercise provisions resulting in the issuance of 19,462 shares of common stock and stock options to purchase 70,000 shares of common stock exercised for cash, providing cash proceeds of $0.2 million. In addition, we issued an aggregate of 692,620 shares of common stock upon exercise of warrants, including warrants to purchase 89,330 shares of common stock exercised through net exercise provisions resulting in the issuance of 49,127 shares of common stock and warrants to purchase 643,493 shares of common stock exercised for cash, providing cash proceeds of $1.3 million.

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

We cannot be sure that future funding will be available to us on acceptable terms, or adequate enough at all. Due to the often volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our 300-Series programs PRS-343and PRS-332, and PRS-080 and PRS-060 could have a material adverse impact on our ability to raise additional capital.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our drug candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash as of June 30, 2017 will be sufficient to enable us to continue as a going concern through at least twelve months from the day of filing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2016 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates for the six months ended June 30, 2017.

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each such standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see “Note 13—Recently Issued Accounting Pronouncements” in our consolidated financial statements.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Acting Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of June 30, 2017. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of June 30, 2017, our internal control over financial reporting was effective.

We have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly represent in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 9, 2017, the Company appointed Allan Reine, 42, as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Dr. Reine served from August 2012 through August 2017 as a portfolio manager of Lombard Odier Asset Management, where he managed a healthcare portfolio focused on biotechnology and pharmaceutical companies. Before joining Lombard Odier, Dr. Reine served as a healthcare portfolio manager at various funds from 2003 through 2012, including Citi Principal Strategies, SAC Capital, Trivium Capital and Alexandra Investment Management. Dr. Reine began his career in 2001 at CIBC World Markets where he worked in both biotechnology investment banking and biotechnology equity research. Dr. Reine received his M.D. from the University of Toronto, and his Bachelor of Science in Statistical Sciences from the University of Western Ontario.

The Company and Dr. Reine entered into an employment agreement, dated August 9, 2017 (the “Employment Agreement”). Pursuant to the Employment Agreement, Dr. Reine will receive an initial annual base salary of $375,000. Dr. Reine is also eligible to receive an annual discretionary bonus award of up to 40% of his then-current base salary. The bonus award, if any, will be determined by the Company’s Board of Directors or a committee thereof.

In connection with his appointment, Dr. Reine received a stock option to purchase 450,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), at an exercise price equal to the closing price of the Common Stock on the NASDAQ Global Select Market on August 9, 2017, the date of grant of the stock option. The stock option will have a ten-year term and will vest over approximately four years, subject to continued service with the Company through the applicable vesting dates, and will vest as to 25% of the shares underlying the stock option on the first anniversary of the commencement of Dr. Reine’s employment with the Company and as to 75% on a quarterly basis beginning on the last day of the next calendar quarter after Dr. Reine’s start date. This stock option was granted outside of the Company’s 2016 Employee, Director and Consultant Equity Plan as an inducement material to Dr. Reine’s acceptance of employment in accordance with NASDAQ Listing Rule 5635(c)(4). Dr. Reine also received an option to purchase up to 50,000 shares of the Company’s common stock, at an exercise price equal to the closing price of the Common Stock on the NASDAQ Global Select Market on August 9, 2017, the date of grant of the stock option. This option will have a ten-year term and will vest as to 25% of the shares underlying the stock option on the first anniversary of the date that the Board of Directors or a committee thereof certifies the achievement of certain objectives and as to 75% on a quarterly basis over the following three years. The objectives will be mutually agreed by Dr. Reine and the Company on or about the date Dr. Reine commences his employment.

Under the terms of the Employment Agreement, Dr. Reine’s employment with the Company may be terminated at any time, with or without cause and without any prior notice, by either Dr. Reine or the Company. If the Company terminates Dr. Reine’s employment is terminated by the Company without cause (as defined in the Employment Agreement) or Dr. Reine resigns for good reason (as defined in the Employment Agreement), the vesting of seventy-five percent (75%) of the unvested portion of the stock options will accelerate. Furthermore, if Dr. Reine’s employment is terminated by the Company without cause or Dr. Reine resigns for good reason, he will be entitled to receive continuation of his then-current base salary for a period of six months, which will be payable in periodic installments in accordance with the Company’s payroll practices and he will be entitled to receive (a) an amount equal to twelve months of salary plus the target bonus amount for the year of termination and (b) continuation of COBRA health insurance premiums at the Company’s then-normal rate of contribution for twelve months. If, in connection with a change of control of the Company, the Company terminates Dr. Reine’s employment without cause or Dr. Reine terminates his employment for good reason, he will be entitled to receive (a) an amount equal to twelve months of salary plus the target bonus amount for the year of termination and (b) continuation of COBRA health insurance premiums at the Company’s then-normal rate of contribution for twelve months. In the case of such a termination in connection with a change in control, outstanding equity awards held by Dr. Reine shall automatically become vested and if, applicable, exercisable, except as otherwise provided in the Employment Agreement, and all forfeiture restrictions shall immediately lapse. As a condition of employment, Dr. Reine has entered into a Non-Competition and Non-Solicitation Agreement and a Confidentiality and Inventions Agreement with the Company. Dr. Reine will also enter into an Indemnification Agreement with the Company relating to his employment.

There are no transactions to which the Company is a party and in which Dr. Reine has a material interest that are required to be disclosed under Item 404(a) of Regulation S-K. Dr. Reine has not previously held any positions with the Company and has no family relationship with any directors or executive officers of the Company.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit	Description

10.1±	License & Collaboration Agreement by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH & Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017.

10.2±	Non-Exclusive Anticalin® Platform Technology License Agreement, by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH and Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017.

10.3±	Amendment No. 1 to the Research Collaboration and License Agreement by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH, F. Hoffman-La Roche Ltd. And Hoffman-La Roche Inc., effective as of May 31, 2017.

10.4±	First Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of June 16, 2017.

10.5*	Employment Agreement by and between Pieris Pharmaceuticals, Inc. and Allan Reine, dated as of August 9, 2017.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

±	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: August 11, 2017	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: August 11, 2017	By:	/s/ Allan Reine
Allan Reine Chief Financial Officer