Form 10-Q
period 2017-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2017-11-13
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 7, 2017 was 44,794,308.

PIERIS PHARMACEUTICALS, INC.

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

Where in this Report we refer to amounts in euros, we have for your convenience also in certain cases provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions of the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of € 1.00 to U.S. $1.18120 based on Thomson Reuters as of September 30, 2017.

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

ii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash	$89,921,213	$29,355,528
Accounts receivable	2,537,265	57,582
Prepaid expenses and other current assets	2,817,853	3,259,503

Total current assets	95,276,331	32,672,613
Property and equipment, net	3,455,541	2,264,477
Other non-current assets	129,271	125,741

Total assets	$98,861,143	$35,062,831

Liabilities and Stockholders´ Equity
Current liabilities:
Accounts payable	$2,601,736	$2,386,183
Accrued expenses and other current liabilities	5,099,918	3,719,457
Deferred revenues, current portion	31,336,228	2,274,514

Total current liabilities	39,037,882	8,380,154
Deferred revenue, net of current portion	55,221,586	1,409,483
Other long-term liabilities	43,462	46,667

Total liabilities	94,302,930	9,836,304

Stockholders’ equity:
Preferred stock, $0.001 par value per share, 4,963 shares authorized and 4,963 and 4,963 issued and outstanding at September 30, 2017 and December 31, 2016	5	5
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 44,704,849 and 43,058,827 issued and outstanding at September 30, 2017 and December 31, 2016	44,705	43,059
Additional paid-in capital	134,803,118	129,349,768
Accumulated other comprehensive loss	(2,487,336)	(1,501,452)
Accumulated deficit	(127,802,279)	(102,664,853)

Total stockholders’ equity	4,558,213	25,226,527

Total liabilities and stockholders’ equity	$98,861,143	$35,062,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$3,927,204	$785,007	$7,123,362	$3,104,513
Operating expenses
Research and development	6,259,258	4,621,957	17,014,938	12,781,489
General and administrative	2,852,357	2,341,010	11,189,816	6,677,110

Total operating expenses	9,111,615	6,962,967	28,204,754	19,458,599
Loss from operations	(5,184,411)	(6,177,960)	(21,081,392)	(16,354,086)
Interest income, net	96	—	263	—
Other (expense)/income, net	(1,728,812)	(18,243)	(3,096,890)	113,575
Loss before income taxes	(6,913,127)	(6,196,203)	(24,178,019)	(16,240,511)
Income tax expenses	145,697	—	959,406	—

Net loss	$(7,058,824)	$(6,196,203)	$(25,137,425)	$(16,240,511)

Net loss per share
Basic and diluted	$(0.16)	$(0.14)	$(0.58)	$(0.39)
Weighted average number of shares outstanding
Basic and diluted	44,387,281	43,063,790	43,624,442	41,259,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(7,058,824)	$(6,196,203)	$(25,137,425)	$(16,240,511)
Other comprehensive (loss)/income components:
Foreign currency translation	(394,814)	670	(985,885)	(52,530)

Total other comprehensive (loss)/income	(394,814)	670	(985,885)	(52,530)

Comprehensive loss	$(7,453,638)	$(6,195,533)	$(26,123,310)	$(16,293,041)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2017	2016
Operating activities:
Net loss	$(25,137,425)	$(16,240,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	268,213	175,387
Stock-based compensation	1,962,018	1,426,341
Loss on disposal of fixed assets	87,087	—
Changes in operating assets and liabilities:
Accounts receivable	(2,336,887)	—
Prepaid expenses and other assets	723,613	(2,161,864)
Deferred Revenue	77,980,688	4,698,803
Accounts payable	(145,232)	3,304,055
Accrued expenses and other current liabilities	1,046,372	1,139,045

Net cash provided by (used in) operating activities	54,448,447	(7,658,745)
Investing activities:
Purchase of property and equipment	(1,141,727)	(322,706)
Proceeds from sale of property and equipment	10,888	—

Net cash used in investing activities	(1,130,839)	(322,706)
Financing activities:
Proceeds from exercise of options	366,200	—
Proceeds from exercise of warrants	3,126,778	—
Issuance of Common and Preferred Stock, net of issuance costs	—	15,221,021

Net cash provided by financing activities	3,492,978	15,221,021
Effect of exchange rate change on cash and cash equivalents	3,755,098	(30,993)
Net increase in cash and cash equivalents	60,565,685	7,208,577
Cash and cash equivalents at beginning of year	29,355,528	29,349,124

Cash and cash equivalents at end of year	$89,921,213	$36,557,701

Supplemental cash flow disclosures:
Property and equipment included in accounts payable	$120,727	$83,435

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

In the opinion of management, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements for the year ending December 31, 2016, and all adjustments, including normal recurring adjustments, considered necessary for the fair presentation of the Company’s unaudited interim consolidated financial statements have been included. The results of operations, for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period.

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

2. Critical Accounting Policies

Research and development expenses

Research and development expenses are charged to the condensed consolidated statement of operations as incurred. Nonrefundable advance payments for research and development goods or services to be received in the future are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, pre-clinical and clinical costs, contract services, consulting, depreciation and amortization expense, and other related costs. Costs associated with acquired technology, in the form of upfront fees or milestone payments, are charged to research and development expense as incurred.

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

The consideration received is allocated among the separate units of accounting using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate units of accounting. Pieris has used best estimate of selling price (“BESP”) methodology to estimate the selling price for licenses and options to acquire additional licenses to its proprietary technology because Pieris does not have vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) of selling price for these deliverables. To determine the estimated selling price of a license to its proprietary technology, Pieris considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements, terms of previous collaborative agreements, similar agreements entered into by third parties, market opportunity, estimated development costs, probability of success, and the time needed to commercialize a product candidate pursuant to the license. In validating Pieris’ best estimate of selling price, Pieris evaluates whether changes in the key assumptions used to determine the BESP will have a significant effect on the allocation of arrangement consideration among multiple deliverables.

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

If the Company is involved in a steering committee, as part of a multiple element arrangement, the Company assesses whether its involvement constitutes a performance obligation or a right to participate. Steering committee services that are determined to be performance obligations, are combined with other research services or performance obligations required under an arrangement, if any, in determining the level of effort required in an arrangement and the period over which the Company expects to complete its aggregate performance obligations.

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting. For each unit of accounting, the Company must determine the period over which the performance obligations will be performed and revenue will be recognized. Revenue will be recognized using either a proportional performance or straight-line method. The Company recognizes revenue using the proportional performance method, provided the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-effort basis. Full-time equivalents are typically used as the measure of performance.

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

The accounting treatment for options granted to collaborators is dependent upon the nature of the option granted to the collaborative partner. Options are considered substantive if, at the inception of an agreement, Pieris is at risk as to whether the collaborative partner will choose to exercise the option(s) to secure additional goods or services. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, benefit the collaborator might obtain from the agreement without exercising the options, cost to exercise the options relative to the total upfront consideration, and additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options.

In arrangements where options to obtain additional deliverables are considered substantive, Pieris determines whether the optional licenses are priced at a significant and incremental discount. If the prices include a significant and incremental discount, the option is considered a deliverable in the arrangement. However, if not priced at a discount, the option is not considered a deliverable in the arrangement. When a collaborator exercises an option to acquire an additional license, the exercise fee that is attributed to the additional license and any incremental discount allocated at inception are recognized in a manner consistent with the treatment of up-front payments for licenses (i.e., license and research services). In the event an option expires un-exercised, any incremental discounts deferred at the inception of the arrangement are recognized into revenue upon expiration. For options that are non-substantive, the additional licenses to which the options pertain are considered deliverables upon inception of the arrangement; Pieris applies the multiple-element revenue recognition criteria to determine accounting treatment.

Payments or reimbursements resulting from Pieris’ research and development efforts in multi-element arrangements, in which Pieris’ research and development efforts are considered to be a deliverable, are included in allocable consideration and allocated to the units of accounting. These reimbursements are recognized as the services are performed and are presented on a gross basis, so long as there is persuasive evidence of an arrangement, the fee is fixed or determinable, and collection of the related receivable is reasonably assured. Revenue recognized cannot exceed the amount that has been earned and has been billed or is currently billable. Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.

Milestone Payments and Royalties

At the inception of each agreement that includes milestone payments, Pieris evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (a) the consideration is commensurate with either (1) the entity’s performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (b) the consideration relates solely to past performance, and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. Pieris evaluates factors such as scientific, regulatory, commercial, and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Pieris aggregates milestones into four categories: (i) research milestones, (ii) development milestones, (iii) commercial milestones, and (iv) sales milestones. Research milestones are typically achieved upon reaching certain success criteria as defined in each agreement related to developing an Anticalin protein against the specified target. Development milestones are typically reached when a compound reaches a defined phase of clinical research or passes such phase, or upon gaining regulatory approvals. Commercial milestones are typically achieved when an approved pharmaceutical product reaches the status for commercial sale, including regulatory approval. Sales milestones are certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

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

F.Hoffmann-La Roche Ltd. and Hoffmann- La Roche Inc.

In December 2015, the Company entered into a Research Collaboration and License Agreement (the “Roche Agreement”) with F.Hoffmann- La Roche Ltd. and Hoffmann- La Roche Inc., (“Roche”), for the research, development, and commercialization of Anticalin-based drug candidates against a predefined, undisclosed target in cancer immune therapy. The parties are jointly pursuing a preclinical research program with respect to the identification and generation of Anticalin proteins that bind to a specific target. Roche has the ability to continue certain exclusivity rights for up to an additional five years following the end of the research program. Both Roche and the Company will participate in a joint research committee in connection with this agreement. Following the research program, Roche will be responsible for subsequent pre-clinical and clinical development of any product developed through the research plan and will have worldwide commercialization rights to any such product.

Effective September 28, 2017, Roche exercised their option to extend the initial period for the research program until April 30, 2018 and Roche has the option to extend this period until up to August 31, 2018.

Roche has paid $6.5 million of an upfront payment for the research collaboration. Additionally, Roche will pay Pieris for research services provided by Pieris in conjunction with the research program. Roche will also pay Pieris certain development and sales milestones as they are achieved.

Pieris recorded $1.0 million and $2.8 million in revenue, respectively, for the three months ended September 30, 2017 and the nine months ended September 30, 2017, related to the recognition of the upfront payment associated with the portion of the research collaboration as well as the value of research services provided by Pieris in connection with the ongoing research program. For the three months ended September 30, 2016 and the nine months ended September 30, 2016, Pieris recorded $0.8 million and $3.1 million in revenue, related to the recognition of the upfront payment associated with the research collaboration. As of September 30, 2017, and December 31, 2016, deferred revenue, related to Roche collaboration, is 2.0 million and $3.7 million, respectively.

The Company identified the research and commercial licenses, performance of research and development (“R&D”) services, and participation in the joint research committee as deliverables under the Roche Agreement. For revenue recognition purposes, management determined there are two units of accounting at inception of the agreement representing (i) the research and commercial licenses and the performance of R&D services, and (ii) the participation in the joint research committee. The consideration received has been allocated to the units of accounting and will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement.

In addition to the upfront payment, related to the Roche Agreement, the Company is eligible to receive research, development, and sales milestone payments up to approximately $413.5 million, plus royalties on future sales of any commercial products. The total potential milestones are categorized as follows: research and development milestones—$290.4 million; and sales milestones of $123.1 million. Management has determined that the development milestones are not substantive as they do not relate solely to past performance of the Company and the Company’s involvement in the achievement is limited to progress reports and other updates. Non-substantive milestones will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement.

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

Four additional committed programs have been defined, which may combine antibodies from the Servier portfolio with one or more Anticalin proteins based on Pieris’ proprietary platform to generate innovative immuno-oncology bispecific drug candidates (“Collaboration Products”). The Servier Collaboration Agreement may be expanded by up to three additional therapeutic programs. Pieris has the option to co-develop and retain commercial rights in the United States for up to three programs beyond the Lead Product (“Co-Development Collaboration Products”), while Servier will be responsible for development and commercialization of the other programs worldwide (“Servier Worldwide Collaboration Products”). Each party is responsible for an agreed upon percentage of shared costs, as set forth in the budget for the collaboration plan, and further discussed below.

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

For the Lead Product and Co-Development Collaboration Products, Pieris and Servier are responsible for an agreed upon percent of the shared costs required to develop the products through commercialization. In the event that Pieris fails to exercise their option to co-develop the Co-Development Collaboration Products, Servier has the right to continue with the development and will be responsible for all costs required to develop the products through commercialization.

Under the Servier Agreements, the Company received an upfront, non-refundable payment of €30.0 million (approximately $32.0 million). In addition, the Company is eligible to receive research, development, commercial, and sales milestone payments. The total potential milestones are categorized as follows: research, development, and commercial milestones – up to €569.0 million; and sales milestones – up to €515.0 million. In addition, Pieris will be entitled to receive tiered royalties up to low double digits on the sales of commercialized products in the Servier territories.

The initial research collaboration term, as it relates to the Lead Product and Collaboration Products, shall continue for three years from the effective date, and may be mutually extended for two one-year terms consecutively applied. The term of the Servier Agreements ends upon the expiration of all Servier’s payment obligations under the respective Servier Agreements.

The term of the individual Servier Agreements end upon the expiration of all of Servier’s payment obligations under such Servier Collaboration Agreement. The Servier Collaboration Agreements may be terminated by Servier for convenience beginning 12 months after their effective date upon 180 days’ notice. The Servier Collaboration Agreements may also be terminated by Servier or Pieris for material breach upon 90 days’ or 120 days’ notice of a material breach, with respect to the Servier Collaboration Agreement and License Agreement, respectively, provided that the applicable party has not cured such breach by the applicable 90-day or 120-day permitted cure period, and dispute resolution procedures specified in the applicable Servier Collaboration Agreement have been followed. The Servier Collaboration Agreements may also be terminated due to the other party’s insolvency or for a safety issue and may in certain instances be terminated on a product-by-product and/or country-by-country basis. The License Agreement will terminate upon termination of the Servier Collaboration Agreement, on a product-by-product and/or country-by-country basis.

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

Under the Servier Agreements the Company is eligible to receive various research, development, commercial, and sales milestones. Management determined certain research, development and commercial milestones, which may be received under the Servier Agreements, are substantive when the Company is involved in the development and commercialization of the applicable product. Payments related to the achievement of such milestones, if any, will be recognized as revenue when the milestone is achieved. Total potential substantive research, development and commercial milestones are up to € 163.0 million. Research, development, and commercial milestones are deemed non-substantive if they are based solely on the performance of another party. Non-substantive milestones will be treated as contingent revenue and will be recognized when achieved, to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon the achievement of sales events will be recognized when earned.

The Company will recognize royalty revenue in the period of sale for the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Pieris recorded $0.5 million and $1.2 million in revenue, respectively, for the three months ended September 30, 2017 and the nine months ended September 30, 2017, respectively, with respect to the Servier Agreements which includes recognition of the upfront payment received and reimbursement for research and development expenses. No revenue was recorded during the three and nine months ended September 30, 2016. As of September 30, 2017, there is $3.6 million and $30.7 million of deferred revenue and non-current deferred revenue, respectively, related to the Servier Agreements.

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

Pieris has an obligation to use all reasonable commercial efforts to complete the Phase IIa Study for the Licensed Product and to submit to ASKA, in writing, the final results of the Phase IIa study. The completed Phase IIa Study represents a deliverable under the arrangement. As the arrangement only contains one deliverable, there is only one unit of accounting to be considered at the inception of the contract. The total allocable arrangement consideration at inception is $2.75 million and this is allocated to the single unit of accounting. The Company noted that while the completion of the Phase IIa trial requires the completion of a number of actions, the finalization of the data and evaluation of results is of such significance that the value of the Phase IIa study results is realized at this point. As a result, the Company will recognize revenue for this unit of accounting upon delivery of the Phase IIa Study Results to ASKA. Therefore, no revenue in connection with this arrangement was recognized for the three and nine months ended September 30, 2017. As of September 30, 2017, there is $3.0 million of non-current deferred revenue related to the Company’s option agreement with ASKA.

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

In addition to the Company’s lead inhaled drug candidate, PRS-060 (the “AstraZeneca Lead Product”), Pieris and AstraZeneca will also collaborate to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases (the “AstraZeneca Collaboration Products” and together with the AstraZeneca Lead Product, the “AstraZeneca Products”). Pieris will be responsible for advancing the AstraZeneca Lead Product into the Phase I trial, with the associated costs funded by AstraZeneca. The parties will collaborate thereafter to conduct a Phase IIa clinical trial in asthma patients, with AstraZeneca continuing to fund development costs. After completion of the Phase IIa trial, Pieris has the option to co-develop the AstraZeneca Lead Product and also has the option to co-commercialize the AstraZeneca Lead Product in the United States. For the four AstraZeneca Collaboration Products, Pieris will be responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca will take the lead on continued development. Pieris has the option to co-develop two of these four AstraZeneca Collaboration Products beginning at a pre-defined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

The term of the AstraZeneca Agreement ends upon the expiration of all of AstraZeneca’s payment obligations under such AstraZeneca Agreement. The AstraZeneca Collaboration Agreement may be terminated by AstraZeneca in its entirety for convenience beginning 12 months after its effective date upon 90 days’ notice or, if Pieris has obtained marketing approval for the marketing and sale of a product, a 180 days’ notice. Each program may be terminated at AstraZeneca’s option; if any program is terminated by AstraZeneca, Pieris will have full rights to such program. The AstraZeneca Collaboration Agreement may also be terminated by AstraZeneca or Pieris for material breach upon 180 days’ notice of a material breach (or 30 days with respect to payment breach), provided that the applicable party has not cured such breach by the permitted cure period (including an additional 180 days if the breach is not susceptible to cure during the initial 180-day period) and dispute resolution procedures specified in the applicable AstraZeneca Agreement have been followed. The AstraZeneca Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances be terminated on a product-by-product and/or country-by-country basis. Each party may also terminate the agreement if the other party challenges the validity of patents related to certain intellectual property licensed under the AstraZeneca Agreement, subject to certain exceptions for infringement suits, acquisitions and newly-acquired licenses. The License Agreement will terminate upon termination of the AstraZeneca Collaboration Agreement, on a product-by-product and/or country-by-country basis.

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

The collaboration will be managed on an overall basis by a JSC formed by an equal number of representatives from the Company and AstraZeneca. In addition to the JSC, the AstraZeneca Collaboration Agreement also requires each party to designate an Alliance Manager to facilitate communication and coordination of the Parties activities under that AstraZeneca Agreement, as well as requires participation of both parties on: (i) a JDC and (ii) a Commercialization Committee. The responsibilities of these committees vary, depending on the stage of development and commercialization of each Product.

Under the AstraZeneca Agreements, the Company received an upfront, non-refundable payment of $45.0 million. In addition, the Company will receive payments to conduct a Phase I trial for the AstraZeneca Lead Product. The Company is also eligible to receive research, development, commercial, sales milestone payments, and royalty payments. The total potential milestones are categorized as follows: research, development, and commercial milestones – up to $1.1 billion; and sales milestones – up to $1.0 billion. The Company may receive tiered royalties on sales of potential products commercialized by AstraZeneca and for co-developed products, gross margin share on worldwide sales equal dependent on Pieris’ level of committed investment.

The Company accounted for the AstraZeneca Agreements, as a multiple element arrangement under ASC 605-25. The arrangement with AstraZeneca contains the following initial deliverables: (i) five non-exclusive platform technology licenses, (ii) research and development license for the AstraZeneca Lead Product, (iii) commercial license for the AstraZeneca Lead Product, (iv) development and manufacturing services for the AstraZeneca Lead Product, (v) technology transfer services for the AstraZeneca Lead Product, (vi) research services related to the AstraZeneca Lead Product, (vii) participation on each of the committees, (viii) four research licenses for the AstraZeneca Collaboration Products, (ix) four commercial licenses for the AstraZeneca Collaboration Products, and (x) research services for the AstraZeneca Collaboration Products. Additionally, as the development licenses on the four AstraZeneca Collaboration Products may be granted at a discount in the future, the Company determined such discounts be included as an element of the arrangement at inception.

Management considered whether any of the deliverables could be considered separate units of accounting. The Company determined that the licenses granted for the AstraZeneca Lead Product at the inception of the arrangement did not have standalone value from the research services related to the Lead Product and the licenses granted for the AstraZeneca Collaboration Products did not have standalone value from the research services for the AstraZeneca Collaboration Products, due to the specific nature of the intellectual property and knowledge required to perform the services. The Company determined that the licenses granted at the inception of the arrangement did have standalone value from the development and manufacturing services for the AstraZeneca Lead Product and also determined that the participation on the various committees had standalone value as the development and manufacturing services and committee service could be performed by an outside party. The Company determined that the commercial licenses for the AstraZeneca Collaboration Products granted at the inception of the arrangement did not have standalone value from the development licenses for the AstraZeneca Collaboration Products as the company would not benefit from the commercial license without the ability to develop each product.

As a result, management concluded that there were eleven units of accounting at the inception of the AstraZeneca Agreements: (i) combined unit of accounting representing a non-exclusive platform technology license, research and development license, and commercial licenses for the Lead Product and research services for the AstraZeneca Lead Product, (ii) combined unit of accounting representing development and manufacturing services, and technology transfer services for the AstraZeneca Lead Product, (iii) committee participation, (iv-vii) four units of accounting representing a combined non-exclusive platform technology license, research licenses, and research services for each AstraZeneca Collaboration Product, and (viii-xi) four units of accounting representing the combined commercial licenses granted for the AstraZeneca Collaboration Products and corresponding discounts on the development licenses granted for the AstraZeneca Collaboration Products upon the achievement of specified preclinical activities.

The Company determined that neither VSOE nor TPE is available for any of the units of accounting identified at the inception of the arrangement. Accordingly, the selling price of each unit of accounting was developed using management’s BESP. The Company developed the BESP for licenses and corresponding research services by applying a risk adjusted, net present value, estimate of future potential cash flow approach, which included the cost of obtaining research services at arm’s length from a third-party provider, as well as internal full time equivalent costs to support these services. The Company developed the BESP for development and manufacturing services, and technology transfer services for the AstraZeneca Lead Product using estimated internal and external costs to be incurred.

The Company developed the BESP for committee participation by using management’s best estimate of the anticipated participation hours multiplied by a market rate for comparable participants.

The Company developed the BESP for the commercial licenses and discounts granted on the development licenses by probability weighting multiple cash flow scenarios using the income approach.

Allocable arrangement consideration at inception is comprised of the upfront fee of $45.0 million and the estimated development and manufacturing services to be reimbursed by AstraZeneca for the Lead Product of $8.2 million. The aggregate allocable consideration of $53.2 million is allocated among the separate units of accounting using the relative selling price method.

The amounts allocated to the unit of accounting for the AstraZeneca Lead Product and four units of accounting for the four AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the development and manufacturing services, and technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through Phase IIa trial. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance at the inception of the arrangement is approximately five years. The amounts allocated to the commercial licenses and discounts on the development licenses granted in the future for the AstraZeneca Collaboration Products will be recognized upon delivery of each of the development licenses assuming all other revenue recognition criteria have been met. Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of the AstraZeneca Lead Product and the two AstraZeneca Collaboration Products for which Pieris has a co-development option. The Company will classify payments made as a reduction of revenue and will classify payments received as revenue, in the period they are earned.

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

Pieris recorded $2.5 million and $3.1 million in revenue for the three and nine months ended September 30, 2017, with respect to the AstraZeneca Agreements, which includes recognition of the upfront payment received and reimbursement for Phase I trial costs. As of September 30, 2017, there is $25.7 million and $21.5 million of deferred revenue and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

4. Income taxes

During the three months ended September 30, 2017 and the nine months ended September 30, 2017 the Company recorded income tax expenses of 0.1 million and $1.0 million, respectively, representing an effective tax rate of (3.97%). The income tax expense is related the Company´s Australian jurisdiction, net of loss carryforwards, resulting from taxable income from the AstraZeneca Agreements.

5. Net Loss per Share

Basic net loss per share was determined by dividing net loss by the weighted average shares outstanding during the period. Diluted net loss per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.

For all financial statement periods presented, the number of basic and diluted weighted average shares outstanding remained the same as an increase in the number of shares of common stock equivalents for the periods presented would be antidilutive.

For the nine months ended September 30, 2017 and 2016, approximately 0.7 million and 7.4 million weighted average shares, subject to stock options and warrants, respectively, as calculated using the treasury stock method, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

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

For the periods presented, Pieris has no cash equivalents and debt instruments.

All other current assets and current liabilities on our consolidated balance sheets, for the periods presented, approximate their respective carrying amounts.

7. Accrued expenses

The Company has recorded the following accrued expenses as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017	December 31, 2016
Accrued expenses
Accrued compensation expense	$1,412,121	$1,198,448
Accrued professional fees	1,208,945	867,969
Accrued R&D fees	932,542	1,040,321
Accrued taxes	1,062,072	—
Accrued audit and tax fees	314,656	454,931
Accrued other	169,582	157,788

Total amount of accrued expenses	$5,099,918	$3,719,457

8. Stock-based compensation

2014 Stock Plan

Pieris granted zero and 1,157,734 options to employees, consultants, and directors under its 2014 employee, director, and consultant equity incentive plan, (the “2014 Plan”) during the three and nine months ended September 30, 2016, respectively. The 2014 Plan was terminated on June 28, 2016 when the Company adopted its 2016 employee, director and consultant equity incentive plan, (the “2016 Plan”). Therefore, no options were granted for the three and nine months ended September 30, 2017 under the 2014 Plan.

2016 Stock Plan

In June 2016, the Company adopted the 2016 Plan which provides for the granting of stock options, restricted and unrestricted stock awards, and other stock-based awards to employees of the Company, non-employee directors of the Company, and certain other consultants performing services for the Company as designated by the Compensation Committee of the Board of Directors or the Board of Directors. The vesting periods of equity incentives issued under the 2016 Plan are determined by the Compensation Committee of the Company’s Board of Directors, with stock options generally vesting over a four-year period.

The Company granted 148,306 and 1,407,061 options to employees and directors under the 2016 Plan during the three months ended September 30, 2017 and the nine months ended September 30, 2017, respectively. The Company granted 114,378 options to employees and directors under the 2016 Plan during the three and nine months ended September 30, 2016. As of September 30, 2017, there were 1,951,052 shares available for future grant under the 2016 Plan. The shares available for future grant under the 2016 Plan include 218,467 shares forfeited under the 2016 Plan and 14,958 shares forfeited under the 2014 Plan. These forfeited shares are available for future issuance under the 2016 Plan.

During the three months ended September 30, 2017, the Company granted an option to purchase 450,000 shares of common stock outside of the Plan to a newly-hired executive officer as an inducement and was material to the executive officer entering into employment with the Company. The compensation expense associated with this inducement option was $54,270 and is included in general and administrative expense for both, the three and nine months periods ended September 30, 2017.

Stock-based compensation expense was $0.6 million and $2.0 million for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2016 stock based compensation expense was $0.4 million and $1.4 million, respectively.

Total stock-based compensation expense was recorded to operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and Development	$216,328	$142,254	$573,758	$444,193
General and administrative	433,620	303,859	1,388,260	982,148

Total stock-based compensation expense	$649,948	$446,113	$1,962,018	$1,426,341

There were 95,625 and 110,625 options exercised under the 2014 Plan during the three and nine months ended September 30, 2017 respectively, for which the Company received $188,250 and $218,250 in cash. There were 46,930 and 121,392 options exercised under the 2016 Plan during the three and nine months ended September 30, 2017 respectively, for which the Company received zero and $147,950 in cash. No options were exercised during the 2016 periods.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value for stock-based awards. Option-pricing models require the input of various subjective assumptions, including the option’s expected life, expected dividend yield, price volatility, risk free interest rate, and forfeitures of the underlying stock. Accordingly, the weighted-average fair value of the options granted was $3.34 and $2.02 for the three months ended September 30, 2017 and the nine months ended September 30, 2017. The weighted-average fair value of the options granted was $1.05 and $1.01 for the three months ended September 30, 2016 and the nine months ended September 30, 2016.

The calculation was based on the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	77.34% - 78.89%	74.90% - 75.12%	75.09% - 78.89%	74.90% - 76.00%
Weighted average risk-free interest rate	1.77% - 2.02%	1.25% - 1.35%	1.77% - 2.16%	1.13% - 1.61%
Expected term	5.0 - 5.7 years	5.0 - 5.7 years	5.0 - 5.7 years	5.0 - 5.7 years

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Pieris’ estimated expected stock price volatility is based on the average volatilities of other guideline companies in the same industry. Pieris’ expected term of options granted during the three and nine months ended September 30, 2017 and 2016, respectively was derived using the SEC’s simplified method. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company’s stock options have a maximum term of ten years from the date of grant. Stock options granted under the 2016 Plan may be either incentive stock options, or nonqualified stock options. The exercise price of stock options granted under the 2016 Plan must be at least equal to the fair market value of the common stock on the date of grant.

9. Common Stock

The Company has authorized 300,000,000 shares of common stock, $0.001 par value, per share, of which 44,704,849 shares were issued and outstanding as of September 30, 2017 and 43,058,827 shares were issued and outstanding as of December 31, 2016.

During the nine months ended September 30, 2017, the Company issued an aggregate of 232,017 shares of common stock upon exercise of stock options, including stock options to purchase 150,000 shares of common stock exercised through net exercise provisions resulting in the issuance of 66,392 shares of common stock and stock options to purchase 165,625 shares of common stock exercised for cash, providing cash proceeds of $0.4 million. No stock options were exercised during the 2016 period.

During the nine months ended September 30, 2017, the Company issued an aggregate of 1,414,005 shares of common stock due to warrant exercises. Net exercise of 89,330 shares of common stock underlying the warrants resulted in the issuance of 49,127 shares of common stock. Additionally, 1,364,878 were exercised resulting in cash proceeds of $3.1 million. No warrants were exercised during the 2016 period.

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

As a result of the 2016 PIPE, the number of common stock outstanding increased by 3,225,804 shares and the number of Series A convertible preferred stock outstanding increased by 4,963 shares.

11. License and Transfer Agreement with Enumeral Biomedical Corporation

On April 18, 2016, the Company entered into a license and transfer agreement (the “Original Agreement”) with Enumeral Biomedical Holdings, Inc. (“Enumeral”), pursuant to which the Company acquired a non-exclusive worldwide license to use specified patent rights and know-how owned by Enumeral to research, develop and market fusion protein. As contemplated by the terms of the Original Agreement, the Company entered into a definitive license and transfer agreement (the “Definitive Agreement”) with Enumeral on June 6, 2016, to expand the scope of the Company´s option to license additional antibodies from Enumeral. Under the Definitive Agreement, Enumeral has granted Pieris options to license two additional undisclosed Enumeral antibodies (each, a “Subsequent Option”). The Subsequent Options expired, unexercised, on May 31, 2017.

Under the terms of the Original Agreement, the Company agreed to pay Enumeral an upfront license fee of $250,000 upon signing in April 2016 and subsequently elected to pay a $750,000 maintenance fee in May 2016. All amounts paid related to the Agreement have been expensed as research and development expense as incurred. The Company incurred zero and $1.0 million in upfront fees for the three and nine months ended September 30, 2016. No amounts were incurred for the three and nine-month period end September 30, 2017.

12. Liquidity and Going Concern

The Company believes its cash of $89.9 million, as of September 30, 2017, will be sufficient to fund the Company’s current operating plan for at least twelve months from date of filing. The Company may need to raise additional funds in order to execute the current operating plan in the future. There can be no assurance that the Company will be able to obtain future additional debt, equity financing, or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

13. Recent Accounting Pronouncements

The Company, an emerging growth company (“EGC”), has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.

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

The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective, for public EGC companies like the Company, for interim and annual periods beginning after December 15, 2018, with an option to early adopt for interim and annual periods beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is in the process of determining the date and method of adoption and the impact of the Revenue Recognition ASUs on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, ASU 2016-02 Leases (Topic 842) (“ASU 2016-02”). Under the amendments in ASU 2016-02 lessees will be required to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. This guidance is effective, for public EGC companies like the Company, for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the date of adoption and the potential impact the adoption of this standard will have on its financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock compensation (Topic 718) (“ASU 2017-09”). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This ASU will be effective for the Company’s fiscal year beginning January 1, 2018, and the Company is currently evaluating the potential impact adoption will have on its financial statements.

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

Company Overview

We are a clinical-stage biopharmaceutical company that discovers and develops Anticalin® protein-based drugs to target validated disease pathways in a unique and transformative way. Our pipeline includes immuno-oncology multi-specifics tailored for the tumor micro-environment, an inhaled Anticalin protein to treat uncontrolled asthma and a half-life-optimized Anticalin protein to treat anemia. Proprietary to Pieris, Anticalin proteins are a novel class of low molecular-weight therapeutic proteins derived from lipocalins, which are naturally occurring low-molecular weight human proteins typically found in blood plasma and other bodily fluids.

Each of our development programs focus on the following:

•	300-Series oncology drug candidates are multispecific Anticalin-based proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics that genetically link antibody with one or more Anticalin proteins, thereby constituting a multispecific protein;

•	PRS-343, our lead immune-oncology program is a 4-1BB/HER2 targeting bispecific, comprised of an anti-HER2 antibody genetically linked to a 4-1BB-targeting Anticalin protein, in which tumor-targeted drug clustering mediated by HER2 expressed on certain solid tumors is intended to drive tumor localized T-cell activation for which standard treatment options are not available, are no longer effective, are not tolerated, or the patient has refused standard therapy.

•	PRS-332 is a bispecific Anticalin-antibody fusion protein comprising an anti-PD-1 antibody genetically fused to an Anticalin protein targeting an undisclosed checkpoint target. In order to improve on existing PD-1 therapies, we are developing PRS-332 with the intent to simultaneously block PD-1 and another immune checkpoint co-expressed on exhausted T cells.

•	In connection with our efforts to develop multispecific Anticalin-based proteins designed to engage immunomodulatory targets, during the second quarter, the Company entered into a License and Transfer Agreement with Sichuan Kelun-Biotech Biopharmaceutical Co. Ltd. (“Kelun”). Under that Agreement, Kelun has granted to the Company a non-exclusive worldwide license (with the right to sublicense) under certain intellectual property owned or controlled by Kelun to research, develop, manufacture, and commercialize bi- and multi- specific fusion proteins that include a monoclonal antibody developed by Kelun specific for an undisclosed target and one or more Anticalin proteins.

•	PRS-060 is an inhaled Anticalin protein that binds to the IL-4 receptor alpha, thereby inhibiting the signaling of IL-4 and IL-13, two cytokines, small proteins mediating signaling between cells within the human body, known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases.

•	PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. PRS-080 has been designed to target hepcidin for the treatment of functional iron deficiency (“FID”) in anemic patients with chronic kidney disease (“CKD”) particularly in end-stage renal disease patients requiring dialysis.

Our key programs are in varying stages:

•	PRS-343—We filed an investigational new drug application (“IND”) for our lead immuno-oncology drug candidate, PRS-343, and FDA has accepted that IND. The Company has commenced dosing the first patient in a Phase I study in HER2-positive solid tumors.

•	Other PRS-300 Series—We are conducting activities relating to lead candidate identification, lead candidate optimization, preclinical evaluation, or IND filing preparation on several of our other 300-Series (immuno-oncology) candidate drugs, including the lead product in our collaboration with Servier, PRS-332, and have initiated activities for two Servier collaboration programs beyond PRS-332.

•	PRS-060— In collaboration with AstraZeneca, Pieris plans, as trial sponsor, to initiate and dose healthy subjects in the fourth quarter of 2017 in a single ascending dose trial followed by a multi-ascending dose trial under a clinical trial notification to the Therapeutic Goods Administration in Australia. The dosing of the first subject will trigger a milestone payment of $12.5 million by AstraZeneca to Pieris.

•	PRS-080—We completed a Phase I single-ascending dose (“SAD”) clinical trial with PRS-080 in healthy volunteers in 2015. Based on the data we obtained in the Phase I clinical trial, we initiated a SAD Phase Ib clinical study in CKD5 patients requiring hemodialysis. We completed that Phase Ib study and presented the results in June 2017, which reflected that intravenous administration of PRS-080 was both safe and well-tolerated at all doses, and resulted in a profound decrease in free hepcidin within one hour after infusion, followed by robust mobilization of serum iron, with dose-proportional increases in both the level and duration of serum iron concentration and transferrin saturation following treatment. The Company filed clinical trial applications (“CTA”s) with the German and Czech Republic regulatory authorities to conduct a multi-dose Phase IIa trial for PRS-080 in FID anemia patients in a randomized placebo-controlled trial with two dose cohorts of 4 mg per kg and 8 mg per kg body weight, with 4 patients receiving drug at each dosage level and 2 patients on placebo within each cohort. The Company has initiated enrollment of patients for this study and ASKA has the option, following completion of this trial, to obtain an exclusive license to develop and commercialize PRS-080 in Japan, South Korea, and certain other Asian markets (excluding China).

Our core Anticalin technology and platform was developed in Germany, and we have partnership arrangements with major multi-national pharmaceutical companies headquartered in the United States, Europe and Japan and with regional pharmaceutical companies headquartered in India. These include existing agreements with Daiichi Sankyo, and Sanofi, pursuant to which our Anticalin platform has consistently achieved its development milestones. Furthermore, we established a collaboration with Roche in December 2015, a collaboration with Servier in January 2017, and a collaboration with AstraZeneca in May 2017. We have discovery and preclinical collaboration and service agreements with both academic institutions and private firms across the globe.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three months ended September 30, 2017 and the nine months ended September 30, 2017 we reported a net loss of $7.1 million and $25.1 million, respectively. For the three months ended September 30, 2016 and the nine months ended September 30, 2016 we reported a net loss of $6.2 million and $16.2 million, respectively. As of September 30, 2017, we have an accumulated deficit of $127.8 million.

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

A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate during the period. Equity transactions are translated using historical exchange rates. Adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss. We may incur negative foreign currency translation changes as a result of changes in currency exchange rates.

Financial Operations Overview

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with AstraZeneca, Servier, Roche, and Daiichi Sankyo.

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

We expect our revenues for the next several years to consist of upfront and milestone payments, reimbursable development costs and expenses, research funding, and other payments from strategic collaborations we currently have or may establish in the future.

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable, with any certainty, to estimate either the costs or the timelines in which those costs will be incurred. Our current development plans focus on the following activities: Our PRS 300-series, which is a franchise currently comprised of the PRS-343 and PRS-332 programs as well as multiple additional programs with Servier, PRS-080, and PRS-060. These programs consume a large proportion of our current, as well as projected, resources.

Our research and development costs include costs that are directly attributable to the creation of our Anticalin drug candidates and are comprised of:

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

Results of Operations

Comparison of the three and nine months ended September 30, 2017 and September 30, 2016

The following table sets forth our revenues and operating expenses for the three months ended September 30, 2017 and 2016, respectively (in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016
Revenues	$3,927	$785
Research and development expenses	6,259	4,622
General and administrative expenses	2,852	2,341
Non-operating expense (income), net	1,729	18
Income tax expense	146	—

Net loss	$7,059	$6,196

The following table sets forth our revenues and operating expenses for the nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Revenues	$7,123	$3,105
Research and development expenses	17,015	12,782
General and administrative expenses	11,190	6,677
Non-operating expense (income), net	3,097	(114)
Income tax expense	959	—

Net loss	$25,138	$16,240

Revenues

The following table provides a comparison of revenues for three months ended September 30, 2017 and 2016, respectively (in thousands):

	Three months ended September 30, 2017	Three months ended September 30, 2016	$ Change	% Change
Collaboration arrangements	$3,650	$490	$3,160	645%
Research and development services	263	295	(32)	(11%)
Other	14	—	14	100%
Total Revenue	$3,927	$785	$3,142	400%

•	The $3.2 million increase in revenues from collaboration arrangements in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 relates to the recognition of revenue under our collaboration with AstraZeneca which commenced in May 2017 and recognition of revenue under our collaboration with Servier, which commenced in January 2017. These amounts are offset by slightly lower revenues under our collaboration with Roche due to less full-time equivalents used in the third quarter of 2017 compared to the third quarter of 2016.

•	The slight decrease in revenues from research and development services in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 relates to fewer research and development services being provided to Roche pursuant to the Roche collaboration agreement.

The following table provides a comparison of revenues for nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Nine months ended September 30, 2017	Nine months ended September 30, 2016	$ Change	% Change
Collaboration arrangements	$6,166	$2,033	$4,133	203%
Research and development services	943	1,072	(129)	(12%)
Other	14	—	14	100%
Total Revenue	$7,123	$3,105	$4,018	129%

•	The $4.1 million increase in revenues from collaboration arrangements in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 relates to the recognition of revenue under our collaboration with AstraZeneca, which commenced in May 2017 and recognition of revenue under our collaboration with Servier, which commenced in January 2017..

•	The $0.1 million decrease in revenues from research and development services in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 relates to fewer research and development services being provided to Roche pursuant to the Roche collaboration agreement.

Research and Development expenses

The following table provides a comparison of research and development expenses for our drug candidates and projects for the three months ended September 30, 2017 and 2016, respectively (in thousands):

	Three months ended September 30,
	2017	2016	$-Change	%-Change
PRS-300 series	$525	$2,281	$(1,756)	(77%)
PRS-060	1,676	405	1,271	314%
PRS-080	824	388	436	112%
Non-core research and development activities	3,234	1,548	1,686	109%

Total	$6,259	$4,622	$1,637	35%

Total research and development expenses were $6.3 million for the three months ended September 30, 2017 as compared to $4.6 million for the three months ended September 30, 2016.

The increase in total research and development expenses in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is primarily due to:

•	the $1.8 million decrease for our PRS-300 series is generally attributable to CMC and preclinical costs in our lead immune-oncology drug candidate, PRS-343, during the 2016 period, which were not necessary in the 2017 period due to the commencement of dosing first patient in a Phase I study in HER2-positive solid tumors;

•	the $1.3 million increase for our PRS-060 program is mainly due to increases of $0.5 million in our preclinical, CMC and clinical costs, $0.4 million related to toxicology studies, and $0.1 million in other consulting costs. Further, in the three months ended September 30, 2016 we recorded a $0.3 million tax credit in connection with our PRS-060 program and no tax credit was recorded in the 2017 period;

•	the $0.4 million increase for PRS-080 is mainly due to preclinical and clinical costs related to the preparation of the Phase IIa study we initiated in the third quarter of 2017;

•	the $1.7 million increase in non-core research and development activities is mainly due to increases of $0.6 million in payroll expenses, including bonus payments, $0.6 million for preclinical and CMC costs, $0.2 million for general lab costs and $0.3 million for other costs, such as recruiting, travel, and legal.

The following table provides a comparison of the research and development expenses for our drug candidates and projects for the nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Nine months ended September 30,
	2017	2016	$-Change	%-Change
PRS-300 series	$3,136	$4,458	$(1,322)	(30%)
PRS-060	3,790	1,311	2,479	189%
PRS-080	1,727	960	767	80%
Non-core research and development activities	8,362	6,052	2,310	38%

Total	$17,015	$12,781	$4,234	33%

Total research and development expenses were $17.0 million for the nine months ended September 30, 2017 as compared to $12.8 million for the nine months ended September 30, 2016.

This increase in total research and development expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is primarily due to:

•	the $1.3 million decrease in our PRS-300 series period-over-period is due to a $1.7 million decrease in CMC costs and $0.6 million decrease in preclinical costs, partially, offset by increased clinical costs of $0.6 million in connection with our PRS-343 program. In addition, personnel related expenses increased $0.2 million, general lab supplies increased $0.1 million and other costs increased $0.1 million;

•	the $2.5 million increase for our PRS-060 program period-over-period is due to increases of $0.6 million in our preclinical, CMC and clinical costs, $0.5 million for toxicology studies, $0.4 million for license fees to TUM, and an additional $0.2 million for professional services. In addition, we recorded $0.8 million R&D tax credit, in connection with our PRS-060 program, in the first nine months of 2016 and no tax credit was recorded in the 2017 period;

•	the $0.8 million increase for PRS-080 period-over-period is mainly due to higher clinical costs related to the Phase IIb study and preparation of the Phase IIa study which we initiated in the third quarter of 2017;

•	the $2.3 million increase in non-core research and development activities is mainly due to increases of $1.2 million of personnel expenses including bonus and stock compensation, $1.0 million in preclinical and CMC costs, $0.5 million in general lab supplies and DNA expenses, and an additional $0.9 million for other costs including travel, legal, maintenance and recruiting expenses. These amounts are offset by $1.0 million in license fees we paid to Enumeral we paid in the second quarter of 2016 and a $0.3 million license fee to TUM in connection with the Roche collaboration agreement in the first quarter of 2016.

General and Administrative expenses

General and administrative expenses were $2.9 million for the three months ended September 30, 2017 compared to $2.3 million for the three months ended September 30, 2016. The period-over-period increase includes $0.4 million increase in personnel related costs, $0.2 million increase in professional services, $0.1 million increase in recruiting expenses, and $0.2 million increase in other general and administrative expenses, partially offset by a $0.1 million decrease in legal fees and $0.2 million decrease in expenses related to being a public company.

General and administrative expenses were $11.2 million for the nine months ended September 30, 2017 compared to $6.7 million for the nine months ended September 30, 2016. The period-over-period increase is largely due to an additional $3.1 million increase in professional services including $2.6 million of transaction fees for our license and collaboration agreements with AstraZeneca, Servier and ASKA. Further, our personnel costs increased $1.2 million period-over-period and other general and administrative expenses increased by $0.6 million. These increased general and administrative expenses were partially offset by a $0.4 million decrease in legal fees.

Non-operating expense (income), net

Our non-operating expense was $1.7 million for three months ended September 30, 2017 as compared to approximately $18,000 of non-operating expense for the three months ended September 30, 2016. This increase in expense is mainly a result of net foreign currency transaction losses due to the strengthening of the euro against the U.S. dollar, including foreign currency revaluations of monetary assets.

Our non-operating expense was $3.1 million for nine months ended September 30, 2017 as compared to a net non-operating income of $0.1 million for the nine months ended September 30, 2016. This increase in expense is mainly a result of net foreign currency transaction losses due to the strengthening of the euro against the U.S. dollar, including foreign currency revaluations of monetary assets.

Income tax expense

Income tax expense was $0.1 million for the three months ended September 30, 2017 as compared to zero income tax expense for the three months ended September 30, 2016. The increase in income tax expense is related to our Australian jurisdiction, net of loss carryforwards, resulting from taxable income from the AstraZeneca agreement.

Income tax expense was $1.0 million for nine months ended September 30, 2017 as compared to zero income tax expense for the nine months ended September 30, 2016. The increase in income tax expense is related our Australian jurisdiction, net of loss carryforwards, resulting from taxable income from the AstraZeneca agreement.

Liquidity and Capital Resources

Through September 30, 2017, we have funded our operations with $279.0 million of cash, obtained principally from the following sources: $121.4 million from sales of equity; $136.8 million in total payments received under license and collaboration agreements, including $14.1 million for research and development services costs received from our collaboration partners; $14.2 million from government grants and $6.5 million from loans.

As of September 30, 2017, we had a total of $89.9 million in cash. We have incurred losses in nearly every period since inception including the three and nine months ended September 30, 2017 and have a total accumulated deficit of $127.8 million as of September 30, 2017.

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

The following table provides a summary of operating, investing, and financing cash flows for the nine months ended September 30, 2017 and nine months ended September 30, 2016:

	Nine months ended September 30,
	2017	2016
Net cash provided by(used in) operating activities	$54,448,447	$(7,658,745)
Net cash used in investing activities	(1,130,839)	(322,706)
Net cash provided by financing activities	3,492,978	15,221,021

Net cash provided by operating activities of $54.4 million for the nine months ended September 30, 2017 is comprised principally of operating expenses of $29.0 million, offset by aggregate receipts of $82.7 million from Astra Zeneca, Servier, ASKA, and Roche and an increase in net working capital of $0.7 million. Net cash used in operating activities was $7.7 million for the nine-months ended September 30, 2016, comprised principally of operating expenses amounting to $17.7 million offset by aggregate receipts of $7.8 million from Roche and Daiichi and an increase in net working capital of $2.3 million.

Net cash used in investing activities for the nine-month periods ended September 30, 2017 and 2016 are attributable to purchases of property and equipment.

Net cash provided by financing activities was $3.5 million for the nine-months ended September 30, 2017. During the first nine months of 2017, we issued an aggregate of 1,414,005 shares of common stock upon exercise of warrants, including: (a) warrants to purchase 89,330 shares of common stock exercised through net exercise provisions resulting in the issuance of 49,127 shares of common stock and (b) warrants to purchase 1,364,878 shares of common stock exercised for cash, providing cash proceeds of $3.1 million. In addition, we issued an aggregate of 232,017 shares of common stock upon exercise of stock options, including: (a) stock options to purchase 150,000 shares of common stock exercised through net exercise provisions resulting in the issuance of 66,392 shares of common stock and (b) stock options to purchase 165,625 shares of common stock exercised for cash, providing cash proceeds of $0.4 million. Net cash provided by financing activities was $15.2 million for the nine months ended September 30, 2016.

We expect that our existing cash and cash equivalents will enable us to fund our operations and capital expenditure requirements for at least twelve months from date of filing. Our requirements for additional capital will depend on many factors, including the following:

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

In August 2016, our shelf registration statement in the amount of $100 million was declared effective by the SEC. This registration allows us to offer for sale various unspecified classes of equity and debt securities. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all. The Sales agreement with Cowen and Company, LLC we entered into October 2016 to establish an at-the-market equity offering program (“ATM) was cancelled on February 7, 2017. Due to the often-volatile nature of the financial markets, equity and debt financing may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our 300-Series programs PRS-343and PRS-332, and PRS-080 and PRS-060 could have a material adverse impact on our ability to raise additional capital.

We may seek to raise any necessary additional capital through a combination of private or public equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our drug candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we raise additional capital through private or public equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. We believe that our existing cash as of September 30, 2017 will be sufficient to enable us to continue as a going concern through at least twelve months from the day of filing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2016 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates for the nine months ended September 30, 2017.

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

Emerging Growth Company and Smaller Reporting Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year. Additionally, Section 12b-2 of the Exchange Act establishes a class of company called a “smaller reporting company,” which generally is a company with a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is $0, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available. We currently qualify as both an emerging growth company and a smaller reporting company.

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

For as long as we continue to be an emerging growth company and/or a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. We will remain an emerging growth company until the earlier of (i) December 31, 2019, the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1.07 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future, but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before December 31, 2019. As a result of our public float, as of June 30, 2017, which exceeded $75 million, we will cease to be a smaller reporting company, effective January 1, 2018. Emerging growth companies may elect to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures as of September 30, 2017. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of September 30, 2017, our internal control over financial reporting was effective.

We have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly represent in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented.

Changes in Internal Control over Financial Reporting

There are no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 9, 2017, we issued an option grant to Allan Reine, M.D., our Chief Financial Officer, as a new hire inducement grant pursuant to NASDAQ Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act. Mr. Reine´s option grant is for the purchase of an aggregate of 450,000 shares of Common Stock at a grant price per share of $5.00 subject to his continued employment with the Company.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Daiichi Sankyo Company Limited (“Daiichi Sankyo”) partnered with Pieris to research, develop and commercialize two Anticalin therapeutics pursuant to a May 31, 2011 Collaboration Research and Technology Licensing Agreement (the “Collaboration Agreement”), including one program directed to an Anticalin protein inhibiting PCSK9 (DS-9001a).

As described in Pieris’ Quarterly Report filed on May 15, 2017, due to strategic and commercial reasons related to the market for PCSK9 inhibitors, Daiichi Sankyo provided notice to Pieris on May 8, 2017 of its termination of the DS-9001a program.

Daiichi Sankyo is in the process of completing the reversion of the DS-9001a program to Pieris, including certain materials and information related to the program. As part of the termination, Daiichi Sankyo has also assigned to Pieris certain intellectual property related to Anticalin proteins inhibiting PCSK9.

Since receiving Daiichi Sankyo’s notice of termination, Pieris has evaluated the DS-9001a program and the commercial market for PCSK9 inhibitors and has determined that, at this time, Pieris will not seek to further develop or out-license DS9001a. In the event of changes with respect to the PCSK9 market, Pieris will have the right to resume development or seek to out-license Anticalin proteins against PCSK9, including the Anticalin proteins previously licensed to Daiichi Sankyo.

Daiichi Sankyo’s termination is only with respect to DS-9001a, and the Collaboration Agreement remains in effect with respect to the second Anticalin protein against an undisclosed target. Pieris previously reported Daiichi Sankyo’s decision to initiate GLP toxicology studies with respect to the second product and Pieris’ receipt of the associated milestone in October 2016.

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

Item 6. Exhibits

EXHIBIT INDEX

Exhibit	Description

10.1*	Employment Agreement by and between Pieris Pharmaceuticals, Inc. and Allan Reine, dated as of August 9, 2017 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Pieris Pharmaceuticals, Inc. (File No. 001-37471) filed with the Commission on August 11, 2017).

10.2*	Stock Option Agreement, dated August 9, 2017, between Pieris Pharmaceuticals Inc. and Allan Reine,.M.D.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

±	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
*	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

Date: November 9, 2017	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director

Date: November 9, 2017	By:	/s/ Allan Reine
Allan Reine Chief Financial Officer