Form 10-K/A
period 2016-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2018-04-26
CIK 1583648

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Pieris Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”), originally filed on March 30, 2017. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) in connection with a request for confidential treatment of certain portions of Exhibits 10.15 and 10.16, as originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibits 10.15 and 10.16 based on comments from the Commission. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.
PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Item 15(a)(3)    Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	Sec File / Registration Number
2.1	Acquisition Agreement, dated as of December 17, 2014, by and among the Registrant, Pieris AG and the former stockholders of Pieris AG named therein		Form 8-K (Exhibit 2.1)	December 18, 2014	333-190728
3.1	Amended and Restated Articles of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	December 18, 2014	333-190728
3.2	Certificate of Designation of Series A Convertible Preferred Stock		Form 10-Q (Exhibit 3.1)	August 11, 2016	001-37471
3.3	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	December 18, 2014	333-190728
4.1	Form of Common Stock Certificate		Form 8-K (Exhibit 4.1)	December 18, 2014	333-190728
4.2	Form of Common Stock Certificate		Form 10-K (Exhibit 4.2)	March 23, 2016	001-37471
10.1	2014 Employee, Director and Consultant Equity Incentive Plan		Form 8-K (Exhibit 10.1)	December 18, 2014	333-190728
10.2	Form of Stock Option Award Agreement under the Registrant’s 2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.2)	December 18, 2014	333-190728
10.3	2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 1, 2016	001-37471

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	Sec File / Registration Number
10.4	Form of Stock Option Award Agreement under the Registrant’s 2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 10-K (Exhibit 10.4)	March 30, 2017	001-37471
10.5	Collaboration Agreement by and between Pieris AG and Allergan Sales, LLC, dated as of August 21, 2009	±	Form 8-K (Exhibit 10.3)	December 18, 2014	333-190728
10.6	Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur SA, dated as of September 24, 2010	±	Form 10-K (Exhibit 10.4)	March 30, 2014	333-190728
10.7	First Letter Agreement to Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur SA, dated as of February 20, 2013	±	Form 8-K (Exhibit 10.5)	December 18, 2014	333-190728
10.8	Side Agreement to the Collaboration and License Agreement by and among Pieris AG, Sanofi-Aventis and Sanofi-Pasteur Inc., dated as of January 19, 2015	±	Form S-1 (Exhibit 10.6)	February 2, 2015	333-202123
10.9	Collaboration Research and Technology Licensing Agreement by and between Pieris AG and Daiichi Sankyo Company Limited, dated as of May 31, 2011	±	Form 10-K (Exhibit 10.7)	March 30, 2014	333-190728
10.10	Research and Licensing Agreement by and between Pieris AG and Technische Universität München, dated as of July 26, 2007	±	Form 10-K (Exhibit 10.10)	March 30, 2014	333-190728
10.11	Research Collaboration and License Agreement by and among the Registrant, Pieris GmbH, Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd., dated as of December 8, 2015	±	Form 10-K/A (Exhibit 10.11)	July 20, 2016	001-37471
10.12	License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc dated as of April 18, 2016	±	Form 10-Q/A (Exhibit 10.1)	July 20, 2016	001-37471
10.13	Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. dated as of June 6, 2016	±	Form 10-Q (Exhibit 10.1)	August 11, 2016	001-37471
10.14	Amendment No.1 to Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. effective as of January 3, 2017		Form 10-K (Exhibit 10.14)	March 30, 2017	001-37471

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	Sec File / Registration Number
10.15	Collaboration Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017	*@
10.16
Non-Exclusive Anticalin Platform Technology License Agreement Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017
*@
10.17	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers	#	Form 8-K (Exhibit 10.10)	December 18, 2014	333-190728
10.18	Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of August 30, 2009	#	Form 8-K (Exhibit 10-11)	December 18, 2014	333-190728
10.19	Amendment to Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of March 12, 2012	#	Form 8-K (Exhibit 10.12)	December 18, 2014	333-190728
10.20	Amended and Restated Management Agreement by and between Pieris AG and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.13)	December 18, 2014	333-190728
10.21	Acknowledgement and Waiver Agreement by and between Pieris AG and Stephen S. Yoder, dated as of December 12, 2014	#	Form 8-K (Exhibit 10.14)	December 18, 2014	333-190728
10.22	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.15)	December 18, 2014	333-190728
10.23	Management Agreement by and between Pieris AG and Claus Schalper, dated as of February 6, 2008	#	Form 8-K (Exhibit 10.16)	December 18, 2014	333-190728
10.24	Consulting Agreement by and between Pieris AG and Claus Schalper, dated as of July 9, 2013	#	Form 8-K (Exhibit 10.17)	December 18, 2014	333-190728
10.25	Employment Agreement by and between the Registrant and Darlene Deptula-Hicks, dated as of August 27, 2015	#	Form 10-Q (Exhibit 10.2)	November 11, 2015	001-37471
10.26	Separation Agreement by and between the Registrant and Darlene Deptula-Hicks, dated as of February 7, 2017	#	Form 10-K (Exhibit 10.26)	March 30, 2017	001-37471

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	Sec File / Registration Number
10.27	Employment Agreement by and between the Registrant and Louis A. Matis, M.D., dated as of July 20, 2015	#	Form 10-Q (Exhibit 10.1)	November 11, 2015	001-37471
10.28	Employment Agreement by and between the Registrant and Claude Knopf, dated of November 14, 2016	#	Form 10-K (Exhibit 10.28)	March 30, 2017	001-37471
10.29	Consulting Agreement by and between the Registrant and Danforth Advisors, LLC, dated as of February 1, 2017	#	Form 10-K (Exhibit 10.29)	March 30, 2017	001-37471
10.30	Non-Employee Director Compensation Plan, as amended	#	Form 10-K (Exhibit 10.30)	March 30, 2017	001-37471
10.31	Lease Agreement by and between Pieris AG and Födergesellschft IZB mbH, dated as of May 4, 2011		Form 8-K (Exhibit 10.23)	December 18, 2014	333-190728
10.32	Agreement of Sublease by and between Berenberg Capital Markets LLC and the Registrant, dated as of August 27, 2015		Form 10-Q (Exhibit 10.3)	November 11, 2015	001-37471
10.33	Repayment Agreement by and between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated as of April 3, 2014		Form 8-K (Exhibit 10.27)	December 18, 2014	333-190728
10.34	Settlement Agreement (Accelerated Repayment Agreement) by and between Pieris AG and tbg Technologie-Beteiligungs-Gesellschaft mbH, dated as of December 11, 2014		Form 8-K (Exhibit 10.28)	December 18, 2014	333-190728
10.35	Consolidated Shareholders’ Agreement 2014, Pieris AG, Freising, Germany, by and among Pieris AG and the Stockholders party thereto, dated October 10, 2014		Form 8-K (Exhibit 10.30)	December 18, 2014	333-190728
10.36	Investment Agreement, Pieris AG, Freising, Germany, by and among Pieris AG, Stephen Yoder and the Existing Shareholders party thereto, dated October 10, 2014		Form 8-K (Exhibit 10.31)	December 18, 2014	333-190728
10.37	Agreement, by and among Pieris AG and the Stockholders party thereto, dated December 5, 2014		Form 8-K (Exhibit 10.32)	December 18, 2014	333-190728
10.38	Form of Securities Purchase Agreement, dated December 17, 2014, by and among the Registrant and the Purchasers		Form 8-K (Exhibit 10.1)	December 23, 2014	333-190728

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	Sec File / Registration Number
10.39	Form of Registration Rights Agreement, dated December 17, 2014, by and among the Registrant and the investors party thereto		Form 8-K (Exhibit 10.2)	December 23, 2014	333-190728
10.40	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by the Registrant		Form 8-K (Exhibit 10.3)	December 23, 2014	333-190728
10.41	Securities Purchase Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.1)	June 6, 2016	001-37471
10.42	Form of Warrant to purchase Common Stock, dated June 2, 2016, issued by the Registrant		Form 8-K (Exhibit 10.2)	June 6, 2016	001-37471
10.43	Registration Rights Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.3)	June 6, 2016	001-37471
14.1	Corporate Code of Ethics and Conduct and Whistleblower Policy		Form 10-K (Exhibit 14.1)	March 30, 2014	333-190728
21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	March 30, 2017	001-37471
23.1	Consent of Ernst & Young LLP		Form 10-K (Exhibit 23.1)	March 30, 2017	001-37471
23.2	Consent of Ernst & Young GmbH Wirtschaftspüfungsgellschaft		Form 10-K (Exhibit 23.2)	March 30, 2017	001-37471
31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*
31.2	Certification of Allan Reine, Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*
32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350	***
32.2	Certification of Lance Thibault, Acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350	***
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	Sec File / Registration Number
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document			***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document			***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document			***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document			***

*	Filed herewith

**	Furnished herewith

***	Previously filed with the Form 10-K.

±	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

@	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

#	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

April 26, 2018	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President

April 26, 2018	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer