Form 10-Q/A
period 2017-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2018-04-26
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 001-37471

PIERIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0784346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 State Street, 9th Floor
Boston, MA
United States	02109
(Address of principal executive offices)	(Zip Code)

857-246-8998
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒
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

EXPLANATORY NOTE
Pieris Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (the “Form 10-Q”), originally filed on May 15, 2017. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) in connection with a request for confidential treatment of certain portions of Exhibit 10.3, as originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.3 based on comments from the Commission. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way.

PART II
Item 6.    Exhibits

Exhibit No.	Exhibit Description
10.1±
Collaboration Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.15 of the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K filed April 26, 2018 (File No. 001-37471))

10.2±
Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017 (incorporated by reference to Exhibit 10.16 of the Registrant’s Amendment No. 1 to the Annual Report on Form 10-K filed April 26, 2018 (File No. 001-37471))

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer (previously filed as part of the Form 10-Q)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer (previously filed as part of the Form 10-Q)
101.INS	XBRL Instance Document (previously filed as part of the Form 10-Q)
101.SCH	XBRL Taxonomy Extension Schema Document (previously filed as part of the Form 10-Q)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed as part of the Form 10-Q)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed as part of the Form 10-Q)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed as part of the Form 10-Q)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (previously filed as part of the Form 10-Q)

±     Confidential treatment has been requested as to certain portions, which portions have been omitted and submitted separately to the Securities and Exchange Commission.
*     Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pieris Pharmaceuticals, Inc.
Date: April 26, 2018
By: /s/Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director
Date: April 26, 2018
By: /s/Allan Reine
Allan Reine
Chief Financial Officer