Form 10-Q/A
period 2017-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2018-04-26
CIK 1583648

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

EXPLANATORY NOTE
Pieris Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the “Form 10-Q”), originally filed on August 11, 2017. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) in connection with a request for confidential treatment of certain portions of Exhibits 10.1, 10.2 and 10.4, as originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibits 10.1, 10.2 and 10.4 based on comments from the Commission. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
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

PART II

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1±	License & Collaboration Agreement by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH & Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017.
10.2±
Non-Exclusive Anticalin® Platform Technology License Agreement, by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH and Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017.

10.3±
Amendment No. 1 to the Research Collaboration and License Agreement by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH, F. Hoffman-La Roche Ltd. And Hoffman-La Roche Inc., effective as of May 31, 2017 (incorporated by reference to Exhibit 10.3 of the Company’s quarterly report on Form 10-Q filed August 11, 2017 (File. No. 001-37471)).

10.4±
First Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of June 16, 2017.

10.5*
Employment Agreement by and between Pieris Pharmaceuticals, Inc. and Allan Reine, dated as of August 9, 2017 (incorporated by reference to Exhibit 10.5 of the Company’s quarterly report on Form 10-Q filed August 11, 2017 (File. No. 001-37471)).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Executive Officer.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Executive Officer (previously filed as part of the Form 10-Q).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Principal Financial Officer (previously filed as part of the Form 10-Q).
101.INS	XBRL Instance Document (previously filed as part of the Form 10-Q).
101.SCH	XBRL Taxonomy Extension Schema Document (previously filed as part of the Form 10-Q).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed as part of the Form 10-Q).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed as part of the Form 10-Q).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed as part of the Form 10-Q).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (previously filed as part of the Form 10-Q).

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