Form 10-Q
period 2018-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2018-05-10
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ [Do not check if a smaller reporting company]	Smaller reporting company	☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2018, the registrant had 53,974,184 shares of common stock outstanding.

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
You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 15, 2018, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.
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
The functional currency for our operations is primarily the euro. With respect to our financial statements, the translation from the euro to U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income/loss.
Where in this Report we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.2321 based on Thomson Reuters as of March 31, 2018.

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$109,521	$37,878
Short term investments	50,061	34,751
Accounts receivable	3,309	15,546
Prepaid expenses and other current assets	3,190	1,615
Total current assets	166,081	89,790
Property and equipment, net	4,445	4,034
Long term investments	2,583	9,922
Other non-current assets	130	130
Total assets	$173,239	$103,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,934	$2,452
Accrued expenses and other current liabilities	6,578	6,170
Deferred revenues, current portion	46,251	37,153
Total current liabilities	54,763	45,775
Deferred revenue, net of current portion	67,746	46,542
Other long-term liabilities	37	37
Total liabilities	122,546	92,354
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized and 2,907 and 4,963 issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 53,974,184 and 45,017,062 issued and outstanding at March 31, 2018 and December 31, 2017	54	45
Additional paid-in capital	185,638	136,484
Accumulated other comprehensive loss	(5,973)	(4,695)
Accumulated deficit	(129,026)	(120,312)
Total stockholders’ equity	50,693	11,522
Total liabilities and stockholders’ equity	$173,239	$103,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$4,152	$1,343
Operating expenses
Research and development	7,936	5,360
General and administrative	4,352	3,989
Total operating expenses	12,288	9,349
Loss from operations	(8,136)	(8,006)
Interest income	325	—
Other (expense) income, net	(903)	12
Loss before income taxes	(8,714)	(7,994)
Provision for income tax	—	—
Net loss	(8,714)	(7,994)

Foreign currency translation	(747)	51
Unrealized loss on available-for-sale securities	(531)	—
Comprehensive loss	$(9,992)	$(7,943)
Net loss per share
Basic and diluted	$(0.17)	$(0.19)
Weighted average number of common shares outstanding
Basic and diluted	50,046	43,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(8,714)	$(7,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	134	100
Stock-based compensation	1,004	752
Other	8	—
Changes in operating assets and liabilities	38,907	32,912
Net cash provided by operating activities	31,339	25,771
Investing activities:
Purchases of property and equipment	(414)	(179)
Proceeds from maturity of investments	3,600	—
Purchases of investments	(11,479)	—
Net cash used in investing activities	(8,293)	(179)
Financing activities:
Proceeds from exercise of options	826	—
Proceeds from exercise of warrants	126	—
Issuance of common stock, net of issuance costs	47,207	—
Net cash provided by financing activities	48,159	—
Effect of exchange rate change on cash and cash equivalents	438	295
Net increase in cash and cash equivalents	71,643	25,886
Cash and cash equivalents at beginning of year	37,878	29,356
Cash and cash equivalents at end of year	$109,521	$55,242
Supplemental cash flow disclosures:
Net unrealized loss on investments	$(697)	$—
Property and equipment included in accounts payable	$65	$613
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Corporate Information
Pieris Pharmaceuticals, Inc., was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company which was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries (collectively “Pieris” or the “Company”) is a clinical-stage biopharmaceutical company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Pieris' corporate headquarters is located in Boston, MA and its research facility is located in Freising-Weihenstephan, Germany.
Pieris' clinical pipeline includes an immuno-oncology bispecific targeting HER2 and 4-1BB, an inhaled IL-4 receptor alpha antagonist Anticalin protein to treat uncontrolled asthma, and a half-life-optimized hepcidin antagonizing Anticalin protein to treat anemia.
The Company’s core Anticalin technology and platform was developed in Germany, and the Company has partnership arrangements with a number of major multi-national pharmaceutical companies.
As of March 31, 2018, the Company had cash, cash equivalents, and investments of $162.2 million. The Company expects that its existing cash, cash equivalents, and investments are sufficient to support operating expense and capital expenditure requirements for at least 12 months from the date of filing.

2.    Summary of Significant Accounting Policies
The Company´s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies", within the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the significant accounting policies during the three months ended March 31, 2018.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustment, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 15, 2018.
Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements of Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries were prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated.
The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition; deferred tax assets, deferred tax liabilities and valuation allowances; fair value of stock options and various accruals. Management evaluates its estimates on an ongoing basis. Actual results and outcomes could differ materially from management’s estimates, judgments, and assumptions.
Cash, Cash Equivalents and Investments
The Company determines the appropriate classification of its investments at the time of purchase. All liquid investments with original maturities of 90 days or less from the purchase date are considered to be cash equivalents. The Company’s current and non-current investments are comprised of money market, asset backed securities, government treasuries, and corporate bonds that are classified as available-for-sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as non-current assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive loss on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of interest income. Approximately $0.2 million of realized losses were recognized for the three months ended March 31, 2018. No realized gains or losses were recorded for the three months ended March 31, 2017.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment, and changes in value subsequent to period end. As of March 31, 2018, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
Concentration of Credit Risk and Off-Balance Sheet Risk
The Company has no financial instruments with off‑balance sheet risk such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that subject Pieris to concentrations of credit risk include cash and cash equivalents, investments, and accounts receivable. The Company’s cash, cash equivalents, and investments are held in accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments, and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. These amounts, at times, may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. Accounts receivable primarily consist of amounts due under strategic partnership and other license agreements with major multi-national pharmaceutical companies for which the Company does not obtain collateral.
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
Revenue Recognition
Pieris has entered into several licensing agreements with collaboration partners for the development of Anticalin® therapeutics against a variety of targets in diseases and conditions. The terms of these agreements contain multiple elements and deliverables, which may include: (i) licenses, or options to obtain licenses, to Pieris’ Anticalin technology and/or specific programs and (ii) research and development activities to be performed on behalf of or with the collaborative partner. Payments to Pieris under these agreements may include upfront fees (which include license and option fees), payments for research and development activities, payments based upon the achievement of certain milestones, and royalties on product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that could result in material financial consequences to Pieris. Pieris follows the provisions of the FASB ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements ("ASC 605-25") and FASB ASC Topic 605-28, Revenue Recognition—Milestone Method ("ASC 605-28") in accounting for these agreements.
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
Multiple element arrangements, such as license arrangements, are analyzed to determine whether the deliverables, which often include licenses and performance obligations such as research and development services and governance committee services, can be separated or whether they must be accounted for as a combined unit of accounting in accordance with U.S. GAAP. The Company recognizes the arrangement consideration allocated to licenses as revenue upon delivery of the license only if the license has stand-alone value. If the license is considered not to have stand-alone value, the license would then be combined with other undelivered elements into a combined unit of accounting and the license payments and payments for performance obligations would be recognized as revenue when the revenue recognition criteria have been satisfied for the last deliverable within the unit of accounting. In the case of combined units of accounting that include delivered licenses and undelivered services to be provided over time, revenue would be recognized over the estimated period during which services will be provided. For units of accounting that include licenses to be delivered upon satisfactory completion of certain research services, revenue is deferred until the license is delivered and the performance obligation is satisfied.
If the Company is involved in a governance committee, as part of a multiple element arrangement, it assesses whether its involvement constitutes a performance obligation or a right to participate. When governance committee services are determined to be performance obligations, the Company determines the fair value to be allocated to this deliverable and recognize the revenue over the expected term of the development period of the products. Otherwise, the fair value for participation is combined with other research services or performance obligations and is recognized over the term which the Company expects to complete its aggregate performance obligations.
The Company recognizes arrangement consideration allocated to each unit of accounting when all revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting. For each unit of accounting, the Company must determine the period over which the performance obligations will be performed and revenue will be recognized. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance over which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized cannot exceed the amount that has been earned and has been billed or is currently billable.
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
In arrangements where options to obtain additional deliverables are considered substantive, Pieris determines whether the optional licenses are priced at a significant and incremental discount. If the prices include a significant and incremental discount, the option is considered a deliverable in the arrangement. However, if not priced at a significant and incremental discount, the option is not considered a deliverable in the arrangement. When a collaborator exercises an option considered to be at a significant and incremental discount to acquire an additional license, the exercise fee that is attributed to the additional license and any incremental discount allocated at inception are recognized in a manner consistent with the treatment of up-front payments for licenses (i.e., license and research services). In the event an option expires un-exercised, any incremental discounts deferred at the inception of the arrangement are recognized into revenue upon expiration. For options that are non-substantive, the additional licenses to which the options pertain are considered deliverables upon inception of the arrangement; Pieris applies the multiple-element revenue recognition criteria to determine accounting treatment.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Subsequently, the FASB also issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) ("ASU 2015-14"), which adjusted the effective date of ASU 2014-09; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) ("ASU 2016-08"): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal-versus-agent implementation guidance and illustrations in ASU 2014-09; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) ("ASU 2016-10"): Identifying Performance Obligations and Licensing, which clarifies identifying performance obligation and licensing implementation guidance and illustrations in ASU 2014-09; and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) ("ASU 2016-12"): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues and is intended to reduce the cost and complexity of applying the new revenue standard in ASU 2014-09 (collectively, the “Revenue ASUs”).
The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for public emerging growth companies ("EGC"), like Pieris, for interim and annual periods beginning after December 15, 2018, with an option to early adopt for interim and annual periods beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and expects to adopt this pronouncement commencing in the first quarter of 2019.
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) ("ASU 2016-2"). Under the amendments in ASU 2016-2, lessees will be required to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. This guidance is effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years; early adoption is permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we determined that our deferred tax asset value and associated valuation allowance reduction of $3.7 million is a provisional amount and a reasonable estimate at December 31, 2017. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions we have made thus far and the issuance of additional regulatory or other guidance. We expect to complete the final impact within the measurement period.
Pieris has considered other recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

3.    Revenue
General
The Company has not generated revenue from product sales. The Company has generated revenue from (i) option, license, and collaboration agreements, which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments, and (ii) government grants.
During the three months ended March 31, 2018 and 2017, respectively, the Company recognized revenues as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
License fees	$3,444	$1,008
Research and development services	617	335
Other revenues	91	—
Total Revenue	$4,152	$1,343
During the three months ended March 31, 2018 and 2017, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended March 31,
	2018	2017
Seattle Genetics	$308	$—
AstraZeneca	2,545	—
Servier	1,208	326
Other	91	1,017
Total Revenue	$4,152	$1,343
Under the Company´s existing strategic partnerships and other license agreements, Pieris could receive the following potential milestone payments (in millions):

	Research, Development & Commercial Milestones	Sales Milestones
Seattle Genetics	$769	$450
AstraZeneca	1,111	960
Servier	1,069	967
Other	353	126
Total potential milestone payments	$3,302	$2,503
Strategic Partnership with Seattle Genetics, Inc.
On February 8, 2018, the Company entered into a License and Collaboration Agreement and a Non-Exclusive Anticalin Platform Technology License Agreement (collectively the “Seattle Genetics Agreements”) with Seattle Genetics, Inc. ("Seattle Genetics"), pursuant to which the parties will develop multiple targeted bispecific immuno-oncology treatments for solid tumors and blood cancers.
Under the terms of the Seattle Genetics Agreements, the companies will pursue multiple antibody-Anticalin fusion proteins during the research phase. The Seattle Genetics Agreements provides Seattle Genetics a base option to select up to three programs for further development. Prior to the initiation of a pivotal trial, Pieris may opt into global co-development and U.S. commercialization of the second program and share in global costs and profits on an equal basis. Seattle Genetics will solely develop, fund and commercialize the other two programs. In addition, Seattle Genetics will have an option to select up to three additional programs for further development.
The Non-Exclusive Anticalin Platform Technology License Agreement (“Seattle Genetics Platform License") grants Seattle Genetics a non-exclusive license to certain intellectual property related to the Anticalin platform technology.
Upon signing the Seattle Genetics Agreements, Seattle Genetics paid Pieris a $30.0 million upfront fee and an additional $4.9 million is estimated to be paid for research and development services as reimbursement to Pieris through the end of the research term. In addition, Pieris may receive tiered royalties on net sales up to the low double-digits and up to $1.2 billion in total success-based research, development, commercial, and sales milestones payments across the product candidates, depending on the successful development and commercialization of those candidates. If Seattle Genetics exercises its option to select additional candidates from the initial research phase for further development, payment to Pieris of additional fees, milestone payments, and royalties would result.
The term of each of the Seattle Genetics Agreements ends upon the expiration of all of Seattle Genetics’ payment obligations. The License and Collaboration Agreement may be terminated by Seattle Genetics on a product-by-product basis for convenience beginning 12 months after its effective date upon 90 days' notice or, for any program where a pivotal study has been initiated, upon 180 days' notice. If any program is terminated by Seattle Genetics after a pre-defined pre-clinical stage,

Pieris will have full rights to continue such program. If any program is terminated by Seattle Genetics prior to such pre-defined pre-clinical stage, Pieris will have the right to continue to develop such program, but will be obligated to offer a co-development option to Seattle Genetics for such program. The License and Collaboration Agreement may also be terminated by Seattle Genetics or Pieris for an uncured material breach by the other party upon 90 days' notice, subject to extension for an additional 90 days if the material breach relates to diligence obligations and subject, in all cases, to dispute resolution procedures. The License and Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances, including for reasons of safety, be terminated on a product-byproduct basis. Each party may also terminate the Seattle Genetics Agreements if the other party challenges the validity of any patents licensed under the Seattle Genetics Agreements, subject to certain exceptions. The Seattle Genetics Platform License will terminate upon termination of the License and Collaboration Agreement, whether in its entirety or on a product-by-product basis.
The Company accounted for the Seattle Genetics Agreements as a multiple element arrangement under ASC 605-25. The arrangement with Seattle Genetics contains the following initial deliverables: (i) three candidate research licenses that each consist of a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services, (ii) research, development and manufacturing services associated with each candidate research license, (iii) participation on various governance committees, and (iv) two antibody target swap options.
Management considered whether any of the deliverables could be considered separate units of accounting. The Company determined each license granted, at arrangement inception, did not have standalone value from the research and development services to be provided for the related antibody target programs due to the specific nature of the intellectual property and knowledge required to perform the research and development services. The Company determined that the participation on the various governance committees did have standalone value from the delivered licenses as the services could be performed by an outside party.
As a result, management concluded there are six units of accounting at inception of the agreement: (i) three combined units of accounting each representing a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services for first three approved Seattle Genetics antibody target programs, (ii) two units of accounting each representing an antibody target swap right for first and the second approved Seattle Genetics antibody target, and (iii) one unit of accounting representing the participation of the various governance committees.
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
Allocable arrangement consideration at inception is comprised of the upfront fees of $30.0 million and $4.9 million of estimated research and development services to be reimbursed as research and development occurs through the research term. Therefore, the total allocable arrangement consideration at inception is $34.9 million and is allocated among the separate units of accounting using the relative selling price method.
The amounts allocated to the combined units of accounting for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term for the individual research programs. However, for the first two programs that contain antibody target swap rights, if the antibody target swap right is exercised, any remaining deferred revenue associated with the two programs at the time of the exercise would be recognized immediately. The amounts allocated to the antibody target swap rights will be recognized either at the time the target right expires, or if exercised, on a proportional performance basis over the estimate research term for that program. The amounts allocated to the participation on each of the committees will be recognized ratably over the anticipated research term for all research programs.
Management determined that all research, development, commercial and sales milestones are deemed non-substantive as they are based solely on the performance of another party. Non-substantive milestones will be treated as contingent revenue and will be recognized when achieved, to the extent the Company has no remaining performance obligations under the arrangement. Milestone payments earned upon the achievement of sales events will be recognized when earned.
The Company will recognize royalty revenue in the period of sale for the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.
As of March 31, 2018, there is $11.4 million and $18.4 million of deferred revenue and non-current deferred revenue, respectively, related to the Seattle Genetics Agreements.

4.    Cash, cash equivalents and investments
As of March 31, 2018 and December 31, 2017, cash, cash equivalents, and investments comprised of funds in depository, money market accounts, U.S. treasury securities, asset backed securities, and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2018
Money market funds, included in cash equivalents	$67,752	$67,752	$—	$—
U.S. treasuries, included in cash equivalents	6,198	6,198	—	—
Corporate bonds, included in cash equivalents	18,991	—	18,991	—
Asset-backed securities, included in cash equivalents	899	—	899	—
Investments - U.S. treasuries	4,175	4,175	—	—
Investments - Asset-backed securities	7,310	—	7,310	—
Investments - Corporate bonds	41,158	—	41,158	—
Total	$146,483	$78,125	$68,358	$—

December 31, 2017
Money market funds, included in cash equivalents	$4,583	$4,583	$—	$—
Corporate bonds, included in cash equivalents	13,595	—	13,595	—
Investments - U.S. treasuries	4,172	4,172	—	—
Investments - Asset-backed securities	6,384	—	6,384	—
Investments - Corporate bonds	34,117	—	34,117	—
Total	$62,851	$8,755	$54,096	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of March 31, 2018.
Cash equivalents and investments at March 31, 2018 consist of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
U.S. treasuries	122-250	$4,373	$—	$(198)	$4,175
Asset-backed securities	107-292	5,682	—	(159)	5,523
Asset-backed securities	greater than 365	1,879	—	(92)	1,787
Corporate bonds	25-356	41,257	13	(908)	40,362
Corporate bonds	greater than 365	802	—	(6)	796
Total		$53,993	$13	$(1,363)	$52,643
The Company recorded $0.2 million of realized losses from the maturity of available-for-sale securities during the three months ended March 31, 2018. No realized gains or losses were recognized during the three months ended March 31, 2017.

5.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2018	2017
Laboratory equipment	$6,656	$6,101
Office and computer equipment	670	494
Leasehold improvements	326	318
Property and equipment at cost	7,652	6,913
Accumulated depreciation	(3,207)	(2,879)
Property and equipment, net	$4,445	$4,034

6.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Compensation expense	$1,210	$2,325
Professional fees	1,663	1,322
Research and development fees	778	791
Audit and tax fees	402	424
Other current liabilities	2,525	1,308
Total	$6,578	$6,170

7.    Stockholders´ Equity
The Company had 53,974,184 shares of common stock and 2,907 shares of preferred stock outstanding as of March 31, 2018, both with a par value of $0.001 per share. During the three months ended March 31, 2018, 2,056 shares of preferred stock were converted into 2,056,000 shares of common stock. During the three months ended March 31, 2018 the Company issued 512,960 shares of common stock upon option exercises, resulting in cash proceeds of $0.8 million. No options were exercised during the corresponding 2017 period. During the three months ended March 31, 2018 the Company issued 63,162 shares of common stock upon exercise of warrants, resulting in cash proceeds of $0.1 million. No warrants were exercised during the corresponding 2017 period.
Underwritten Public Offering
In February 2018, the Company completed an underwritten public offering of its common stock in which it sold 6,325,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase an additional 825,000 shares of common stock, to the public at a price of $8.00 per share (the "2018 Offering"). The 2018 Offering was completed under the Company's shelf registration statement that was filed on Form S-3 and declared effective by the SEC on August 3, 2016. Net proceeds of the 2018 Offering, after deducting the underwriting discounts and commissions, were $47.6 million, excluding offering expenses of approximately $0.4 million incurred by the Company.

8.    Net Loss per Share

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

For the three months ended March 31, 2018 and 2017, and as calculated using the treasury stock method, approximately 14.7 million and 11.2 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was anti-dilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 15, 2018. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2017.

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, “our Company”, “the Company”, “Pieris”, “we”, “us”, and “our” refer to Pieris Pharmaceuticals, Inc., a Nevada corporation, and its consolidated subsidiaries.

We have registered trademarks for Pieris®, Anticalin® and others. All other trademarks, trade names and service marks included in this Quarterly Report on Form 10-Q are the property of their respective owners. TECENTRIQ® (atezolizumab) is a registered trademark of Genentech, a member of the Roche Group. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an immuno-oncology bispecific targeting HER2 and 4-1BB, an inhaled IL-4 receptor alpha antagonist Anticalin protein to treat uncontrolled asthma, and a half-life-optimized hepcidin antagonizing Anticalin protein to treat anemia. Proprietary to Pieris, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our development programs include:

•
PRS-343, our lead immuno-oncology program, is a fusion protein, comprising a HER2-targeting antibody genetically linked to a 4-1BB-targeting Anticalin protein. PRS-343 is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on certain solid tumors. This program is the first bispecific T cell costimulatory agonist to enter clinical development.

◦
We are also developing additional immuno-oncology drug candidates that are multispecific Anticalin-based fusion proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics, including PRS-332, a bispecific Anticalin-antibody fusion protein comprising an anti-PD-1 antibody genetically fused to an Anticalin targeting an undisclosed checkpoint target.

•
PRS-060, our lead respiratory program partnered with AstraZeneca AB, or AstraZeneca, is a drug candidate that binds to IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases.

•
PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. PRS-080 has been designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease particularly in end-stage renal disease patients requiring dialysis.

Our programs are in varying stages:

•
PRS-343 is currently in a Phase I clinical trial in patients with advanced or metastatic HER2-positive solid tumors for which standard treatment options are not available, are no longer effective, are not tolerated, or the patient has refused standard therapy. The Company intends to report initial safety, tolerability, pharmacokinetic and pharmacodynamic data from this study in the second half of 2018. In addition, Pieris recently signed an agreement with Roche granting the company access to atezolizumab (Tecentriq), an approved PD-L1 inhibitor. The plan is to initiate a combination study of PRS-343 plus atezolizumab (Tecentriq) in HER2-positive cancer patients during the second half of 2018.

•
For our other immuno-oncology drug candidates and programs, we are conducting activities relating to candidate identification, optimization, and preclinical evaluation. We intend to file two new INDs for immuno-oncology drug candidates in 2019, one that is proprietary to us and one that is related to a partnered program.

•
For our lead respiratory drug candidate, PRS-060, we continue to enroll healthy subjects in a first-in-human study, which was initiated during the fourth quarter of 2017. PRS-060 is part of the Company's respiratory alliance with AstraZeneca. We are sponsoring the Phase I clinical trial, while AstraZeneca is responsible for funding its costs. Initial data from the Phase I trial are expected in the fourth quarter of 2018. AstraZeneca will sponsor and continue to fund clinical development of PRS-060; Pieris will have an option to co-develop PRS-060 with AstraZeneca following completion of the Phase IIa trial. We also have an option for U.S. co-commercialization rights for this program.

•
For PRS-080, we continue to enroll dialysis-dependent patients with functional iron deficiency anemia in a Phase IIa trial for PRS-080. We intend to report safety and pharmacodynamic data from this study, including the change in hemoglobin levels after five weekly doses of PRS-080, in the second half of 2018. If data is positive, we will seek to partner PRS-080 in territories outside of those for which ASKA Pharmaceutical Co. Ltd., or Aska, has an exclusive option (Japan and certain other Asian territories).

Our core Anticalin technology and platform were developed in Germany, and we have collaborations with major multi-national pharmaceutical companies. We have established a License and Collaboration Agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, in January 2017 in immuno-oncology and entered into an Exclusive Option Agreement with Aska, in February 2017 for PRS-080 in Japan and other Asian territories. In May 2017, we entered into an alliance with AstraZeneca to treat respiratory diseases and in February 2018 we entered into a License and Collaboration Agreement with Seattle Genetics, Inc., or Seattle Genetics in immuno-oncology.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three months ended March 31, 2018 and 2017, we reported a net loss of $8.7 million and $8.0 million, respectively. As of March 31, 2018, we had an accumulated deficit of $129.0 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three months ended March 31, 2018 and 2017 were primarily from license and collaboration agreements with our partners.
A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. At each period end, we remeasure assets and liabilities to the functional currency of that entity (for example, U.S. dollar payables recorded by Pieris GmbH). Remeasurement gains and losses are recorded in the statement of operations line item Other income (expense), net. All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average rate during the period. Equity transactions are translated using historical exchange rates. All adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss.
Key Financial Terms and Metrics
The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.
Revenues
We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with Servier, AstraZeneca, and Seattle Genetics.
The revenues from Servier, AstraZeneca, and Seattle Genetics have been comprised primarily of upfront payments, research and development services, and milestone payments. We recognized revenues from upfront payments under these agreements based on multiple-element arrangement guidance as we have determined that the licenses to which the payments related did not have standalone value. Research service revenue is recognized when the costs are incurred and the services have been performed. For revenues from research, development, and commercial milestone payments, if the milestones are deemed substantive and the milestone payments are nonrefundable, such amounts are recognized entirely upon successful accomplishment of the milestones, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive are accounted for as contingent revenue and will be recognized when achieved to the extent the Company has no remaining performance obligations under the arrangement. Revenues from sales milestone payments are accounted for as royalties and are recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met. Royalty payments are recognized in revenues based on the timing of royalty payments earned in accordance with the agreements, which typically is the period when the relevant sales occur, assuming all other revenue recognition criteria are met. We expect our revenues for the next several years to consist of upfront payments, research funding and milestone payments from strategic collaborations we currently have or may establish in the future.
Research and Development Expenses
The process of researching and developing drugs for human use is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the following activities: Our immuno-oncology programs, currently comprised of the PRS-343 as well as multiple additional proprietary and partnered programs, PRS-060, and PRS-080. These programs consume a large proportion of our current, as well as projected, resources.
Our research and development costs include costs that are directly attributable to the creation of certain of our Anticalin drug candidates and are comprised of:

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

Results of Operations
Comparison of the three months ended March 31, 2018 and 2017
The following table sets forth our revenues and operating expenses for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues	$4,152	$1,343

Research and development expenses	7,936	5,360
General and administrative expenses	4,352	3,989
Total operating expenses	12,288	9,349

Interest Income	325	—
Other income (expense), net	(903)	12
Loss before income taxes	(8,714)	(7,994)
Income tax provision	—	—
Net loss	$(8,714)	$(7,994)
Revenues

The following table provides a comparison of revenues for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
License Fees	$3,444	$1,008	$2,436
Research and development services	617	335	$282
Other	91	—	$91
Total Revenue	$4,152	$1,343	$2,809

•
The $2.4 million increase in revenues from license fees in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily relates to the recognition of revenue under our collaboration with AstraZeneca which commenced in May 2017 and recognition of revenue under our collaboration with Servier, which commenced in January 2017. In addition, we recorded revenue under our new collaboration with Seattle Genetics, which commenced in February 2018. These amounts are offset by reduced revenues from our other collaborations.

•
The $0.3 million increase in revenues from research and development services in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 relates to increased research and development activities under our collaborations with Servier and Seattle Genetics.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for our drug candidates and projects for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017	Increase/(Decrease)
PRS-300 series	$1,245	$1,978	$(733)
PRS-060	1,358	816	$542
PRS-080	855	403	$452
Other research and development activities	4,478	2,163	$2,315
Total	$7,936	$5,360	$2,576

•
the $0.7 million decrease in our PRS-300 series period-over-period is due primarily to decreases in preclinical and chemistry and manufacturing control ("CMC") costs as we carried out IND enabling studies for the PRS-343 program in the first quarter of 2017, which dosed its patient in the fourth quarter of 2017;

•
the $0.5 million increase for our PRS-060 program period-over-period is due primarily to an increase of $0.7 million in our clinical costs as our first-in-human clinical trial for PRS-060 started in December 2017. These amounts were partially offset by a decrease in CMC costs period-over-period;

•	the $0.5 million increase for PRS-080 period-over-period is mainly due to higher CMC costs and license fees related to the Phase IIa study which we initiated in the third quarter of 2017;

•
the $2.3 million increase in other research and development activities is mainly due to increases of $1.0 million of personnel expenses including bonus and stock compensation, $0.3 million in preclinical costs, $0.5 million in general lab supply and DNA expenses, and an additional $0.5 million for other costs including travel, general R&D expenses, and withholding taxes.

General and Administrative Expenses
General and administrative expenses were $4.4 million for the three months ended March 31, 2018 as compared to $4.0 million for the three months ended March 31, 2017. The period-over-period increase is due to investments in our general and administrative functions including $0.3 million in personnel costs, $0.3 million of professional services (audit, legal and investor relations) and $0.3 million in other costs (travel, recruiting, and general office expenses) to support the growing business. These amounts are partially offset by $0.5 million of transaction fees, recorded in the first quarter of 2017, for our license and collaboration agreements, for which there were none in 2018.
Non-operating expense (income), net
Our non-operating expense was $0.6 million for the three months ended March 31, 2018 as compared to a net non-operating income of $0.0 million for the three months ended March 31, 2017. This increase in expense is mainly a result of $0.9 million in net foreign currency transaction losses due to the strengthening of the euro against the U.S. dollar, including foreign currency remeasurement of monetary assets, primarily U.S. dollar cash, investment and, receivable balances in Germany, partially offset by $0.3 million in interest income related to our investments.
Liquidity and Capital Resources
Through March 31, 2018, we have funded our operations with $373.0 million of cash that has been obtained from the following main sources: $170.2 million from sales of equity; $182.1 million in total payments received under license and collaboration agreements, including $16.8 million for research and development services costs received from our collaboration partners; $14.2 million from government grants and $6.5 million from loans.
As of March 31, 2018, we had a total of $162.2 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three months ended March 31, 2018 and 2017, respectively, and have a total accumulated deficit of $129.0 million as of March 31, 2018.

In February 2018, we completed an underwritten public offering of our common stock in which we sold 6,325,000 shares of Common Stock, including the exercise in full by the underwriters of their option to purchase an additional 825,000 shares of Common Stock, to the public at a price of $8.00 per share. The offering was completed under the shelf registration statement that was filed on Form S-3 and declared effective by the SEC on August 3, 2016. Net proceeds of the underwritten public offering, after deducting the underwriting discounts and commissions, were $47.6 million, excluding our offering expenses of approximately $0.4 million.
We have several research and development programs underway in varying stages of development and we expect they will continue to require increasing amounts of cash for development, conducting clinical trials, and testing and manufacturing of product material. We expect cash necessary to fund operations will increase significantly over the next several years as we continue to conduct these activities necessary to pursue governmental regulatory approval of clinical-stage programs and our other product candidates.
The following table provides a summary of operating, investing, and financing cash flows for the three months ended March 31, 2018 and 2017 respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$31,339	$25,770
Net cash used in investing activities	(8,293)	(179)
Net cash provided by financing activities	48,159	—
Net cash provided by operating activities of $31.3 million for the three months ended March 31, 2018 is comprised principally of operating expenses of $11.7 million, net of non-cash items and an increase in net working capital of $1.8 million, offset by aggregate receipts of $44.9 million from Seattle Genetics and AstraZeneca. Net cash provided by operating activities was $25.8 million for the three months ended March 31, 2017, comprised principally of operating expenses amounting to $8.5 million, net of non-cash items and an increase in net working capital of $0.6 million offset by aggregate receipts of $34.9 million mainly related to the upfront payment received from Servier.
The increase in net cash used in investing activities for the three months ended March 31, 2018 compared to the same period in 2017 is mainly attributable to higher net investment amounts and to a lesser extent to purchase of property and equipment.
The increase in net cash provided by financing activities for the three months ended March 31, 2018 was primarily due to the issuance of common stock under our 2018 Offering and the exercise of warrants and stock options.

We expect that our existing cash, cash equivalents, and investments will enable us to fund our operational and capital expenditure requirements for at least twelve months from the issuance date of these financial statements. Any requirements for additional capital will depend on many factors, including the following:

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

Due to the often-volatile nature of the financial markets, equity and debt financing(s) may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our core clinical-stage programs including PRS-343 and PRS-060 could have a material adverse impact on our ability to raise additional capital.
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
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2017 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates for the three months ended March 31, 2018.
Recently Issued Accounting Pronouncements
We review new accounting standards to determine the expected financial impact, if any, that the adoption of each standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see “Note 2—Summary of Significant Accounting Policies” in our consolidated financial statements.
Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. Currently, we qualify as an emerging growth company.
As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications, including without limitation the following:

•
Any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements, commonly known as an “auditor discussion and analysis.”

•	A requirement to hold a non-binding advisory stockholder vote on executive compensation or any golden parachute payments not previously approved by stockholders.

•
A requirement to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for other public reporting companies by Section 404 of the Sarbanes-Oxley Act.

•
An opportunity for reduced disclosure obligations regarding executive compensation in its periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures.

•
An opportunity for reduced financial statement disclosure in registration statements, which must include two years of audited financial statements rather than the three years of audited financial statements that are required for other public reporting companies.

For as long as we continue to be an emerging growth company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. We will remain an emerging growth company until the earliest of (i) December 31, 2019, the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (ii) the last day of the fiscal year in which we have total annual gross revenues of $1 billion or more; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) on the end of the fiscal year on which we are deemed to be a large accelerated filer under applicable SEC rules. We expect that we will remain an emerging growth company for the foreseeable future, but cannot retain our emerging growth company status indefinitely and will no longer qualify as an emerging growth company on or before December 31, 2019.
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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as a result of the previously reported material weakness discussed below.

In connection with the preparation of our financial statements for the year ended December 31, 2017, we concluded that we had a material weakness relating to the financial statement close process due to the combination of deficiencies. The deficiencies resulted from two separate errors that were not identified by management; one related to the classification of certain operating expenses and one related to the reporting of foreign currency re-measurements on investments. These errors were corrected in the financial statements prior to their issuance.

In response to the identified material weaknesses identified, our management, with the oversight of the Audit Committee of our Board of Directors, has taken action on a number of different remediation initiatives to improve our internal control over financial reporting for the year ended December 31, 2018.  We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our internal control environment. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Notwithstanding this material weakness, we have concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.
Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	LEGAL PROCEEDINGS
As of the date of this Quarterly Report on Form 10-Q, we are not currently involved in any material legal proceedings. However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. UNREGISTERED SALES OF SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

None.
Item 6. EXHIBITS

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	License and Collaboration Agreement by and among the Company, Pieris Pharmaceuticals GmbH and Seattle Genetics, Inc., effective as of February 8, 2018	*@
10.2	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Company, Pieris Pharmaceuticals GmbH and Seattle Genetics, Inc., effective as of February 8, 2018	*@
31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*

31.2	Certification of Allan Reine, Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*

32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350	**

32.2	Certification of Allan Reine, Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith

**	Furnished herewith

@	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

May 10, 2018	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President

May 10, 2018	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer