Form 10-Q/A
period 2018-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2018-07-31
CIK 1583648

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

“accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 9, 2018 was 53,974,184.

EXPLANATORY NOTE
Pieris Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Form 10-Q”), originally filed on May 10, 2018. This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) in connection with a request for confidential treatment of certain portions of Exhibit 10.1, as originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1 based on comments from the Commission. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
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

PART II
Item 6.    Exhibits

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	License and Collaboration Agreement by and among the Company, Pieris Pharmaceuticals GmbH and Seattle Genetics, Inc., effective as of February 8, 2018	*@
10.2	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Company, Pieris Pharmaceuticals GmbH and Seattle Genetics, Inc., effective as of February 8, 2018	@	Incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q	May 10, 2018	001-37471
31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*

31.2	Certification of Allan Reine, Chief Financial Officer, pursuant to Section 302 of the Sarbanes—Oxley Act of 2002	*

32.1
Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350 (previously furnished as part of the Form 10-Q)

32.2	Certification of Allan Reine, Chief Financial Officer, pursuant to Section 906 of the Sarbanes—Oxley Act of 2002, 18 U.S.C. Section 1350 (previously furnished as part of the Form 10-Q)

101.INS	XBRL Instance Document (previously filed as part of the Form 10-Q)

101.SCH	XBRL Taxonomy Extension Schema Document (previously filed as part of the Form 10-Q)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed as part of the Form 10-Q)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed as part of the Form 10-Q)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed as part of the Form 10-Q)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed as part of the Form 10-Q)

*	Filed herewith

@	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pieris Pharmaceuticals, Inc.
Date: July 31, 2018
By: /s/Stephen S. Yoder
Stephen S. Yoder
President, Chief Executive Officer and Director
Date: July 31, 2018
By: /s/Allan Reine
Allan Reine
Chief Financial Officer