Form 10-Q
period 2018-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2018-08-09
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
857-246-8998
Registrant’s telephone number, including area code

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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2018, the registrant had 54,034,689 shares of common stock outstanding.

1

i

Special Note Regarding Forward-Looking Statements
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
You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 15, 2018, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.
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
Where in this Quarterly Report we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1683 based on Thomson Reuters as of June 30, 2018.

ii

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$50,576	$37,878
Short term investments	100,399	34,751
Accounts receivable	2,559	15,546
Prepaid expenses and other current assets	3,065	1,615
Total current assets	156,599	89,790
Property and equipment, net	4,597	4,034
Long term investments	700	9,922
Other non-current assets	129	130
Total assets	$162,025	$103,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,174	$2,452
Accrued expenses and other current liabilities	4,562	6,170
Deferred revenues, current portion	44,598	37,153
Total current liabilities	52,334	45,775
Deferred revenue, net of current portion	54,336	46,542
Other long-term liabilities	37	37
Total liabilities	106,707	92,354
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized and 2,907 and 4,963 issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 54,008,056 and 45,017,062 issued and outstanding at June 30, 2018 and December 31, 2017	54	45
Additional paid-in capital	187,067	136,484
Accumulated other comprehensive loss	(2,574)	(4,695)
Accumulated deficit	(129,229)	(120,312)
Total stockholders’ equity	55,318	11,522
Total liabilities and stockholders’ equity	$162,025	$103,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$11,691	$1,853	$15,843	$3,196
Operating expenses
Research and development	9,155	5,396	17,091	10,756
General and administrative	4,779	4,348	9,131	8,337
Total operating expenses	13,934	9,744	26,222	19,093
Loss from operations	(2,243)	(7,891)	(10,379)	(15,897)
Interest income	662	—	987	—
Other income (expense), net	1,230	(1,380)	327	(1,368)
Loss before income taxes	(351)	(9,271)	(9,065)	(17,265)
Provision for income tax	(148)	814	(148)	814
Net loss	$(203)	$(10,085)	$(8,917)	$(18,079)

Other comprehensive income (loss):
Foreign currency translation	1,266	(642)	519	(591)
Unrealized gain on available-for-sale securities	2,133	—	1,602	—
Comprehensive income (loss)	$3,196	$(10,727)	$(6,796)	$(18,670)
Net loss per share
Basic and diluted	$—	$(0.23)	$(0.17)	$(0.42)
Weighted average number of common shares outstanding
Basic and diluted	53,983	43,408	52,025	43,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(8,917)	$(18,079)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	275	213
Stock-based compensation	2,355	1,312
Other	54	23
Changes in operating assets and liabilities	28,584	35,780
Net cash provided by operating activities	22,351	19,249
Investing activities:
Purchases of property and equipment	(808)	(842)
Proceeds from maturity of investments	10,974	—
Purchases of investments	(67,222)	—
Net cash used in investing activities	(57,056)	(842)
Financing activities:
Proceeds from exercise of stock options	839	178
Proceeds from exercise of warrants	182	1,287
Issuance of common stock, net of issuance costs	47,207	—
Net cash provided by financing activities	48,228	1,465
Effect of exchange rate change on cash and cash equivalents	(825)	1,096
Net increase in cash and cash equivalents	$12,698	$20,968
Cash and cash equivalents at beginning of period	37,878	29,356
Cash and cash equivalents at end of period	$50,576	$50,324
Supplemental cash flow disclosures:
Net unrealized loss on investments	$1,667	$—
Property and equipment included in accounts payable	$202	$19
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Corporate Information
Pieris Pharmaceuticals, Inc., was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company which was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries (collectively “Pieris” or the “Company”) is a clinical-stage biopharmaceutical company that discovers and develops Anticalin®-based drugs to target validated disease pathways in unique and transformative ways. Pieris' corporate headquarters is located in Boston, MA and its research facility is located in Freising-Weihenstephan, Germany.
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
As of June 30, 2018, the Company had cash, cash equivalents, and investments of $151.7 million. The Company expects that its existing cash, cash equivalents, and investments are sufficient to support operating expense and capital expenditure requirements for at least 12 months from the date of filing.

2.    Summary of Significant Accounting Policies
The Company´s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies", within the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the significant accounting policies during the three and six months ended June 30, 2018.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustment, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 15, 2018.
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
Cash, Cash Equivalents and Investments
The Company determines the appropriate classification of its investments at the time of purchase. All liquid investments with original maturities of 90 days or less from the purchase date and for which there is an active market are considered to be cash equivalents. The Company’s current and non-current investments are comprised of money market, asset backed securities, government treasuries, and corporate bonds that are classified as available-for-sale in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as non-current assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive loss on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of interest income. Approximately $0.1 million of realized gains and $0.1 million of realized losses were recognized for the three and six months ended June 30, 2018, respectively. No realized gains or losses were recorded for the three and six months ended June 30, 2017.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment, and changes in value subsequent to period end. As of June 30, 2018, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
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
Revenue Recognition
Pieris has entered into several licensing agreements with collaboration partners for the development of Anticalin therapeutics against a variety of targets in diseases and conditions. The terms of these agreements contain multiple elements and deliverables, which may include: (i) licenses, or options to obtain licenses, to Pieris’ Anticalin technology and/or specific programs and (ii) research and development activities to be performed on behalf of or with the collaborative partner. Payments to Pieris under these agreements may include upfront fees (which include license and option fees), payments for research and development activities, payments based upon the achievement of certain milestones, and royalties on product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that could result in material financial consequences to Pieris. Pieris follows the provisions of the FASB ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements ("ASC 605-25") and FASB ASC Topic 605-28, Revenue Recognition—Milestone Method ("ASC 605-28") in accounting for these agreements.
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
The Company recognizes arrangement consideration allocated to each unit of accounting when all revenue recognition criteria in SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") are satisfied for that particular unit of accounting. For each unit of accounting, the Company must determine the period over which the performance obligations will be performed and revenue will be recognized. If there is no discernible pattern of performance or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement on a straight-line basis over the period the Company is expected to complete its performance obligations. Conversely, if the pattern of performance over which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized cannot exceed the amount that has been earned and has been billed or is currently billable.
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
In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) ("ASU 2016-2"). Under the amendments in ASU 2016-2, lessees will be required to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. This guidance is effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years; early adoption is permitted. The Company is currently evaluating the potential impact the adoption of this standard will have on its financial statements and related disclosures.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or ("SAB 118"), which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we determined that our deferred tax asset value and associated valuation allowance reduction of $3.7 million is a provisional amount and a reasonable estimate at December 31, 2017. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions we have made thus far and the issuance of additional regulatory or other guidance. We expect to complete the final impact within the measurement period.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions when acquiring goods and services from nonemployees as part of the ongoing operations of the business. ASU 2018-07 will not apply in financing or revenue-based transactions. Upon adoption of ASU 2018-07, the requirements of Topic 718 will apply such that the Company must establish the value of nonemployee awards at the date of grant, rather than remeasure the value over the life of the award. ASU 2018-07 does not change either the inputs required when pricing the option or the attribution of cost (the vesting pattern and pattern of cost recognition over that period). This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. As Topic 606 has not yet been adopted, early adoption of ASU 2018-07 is not permissible. The Company does not expect the adoption of this standard will have a material impact on its financial statements and related disclosures given the limited number of awards to non-employees.
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
During the three and six months ended June 30, 2018 and 2017, respectively, the Company recognized revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
License fees	$11,224	$1,507	$14,668	$2,516
Research and development services	467	346	1,084	680
Other revenues	—	—	91	—
Total Revenue	$11,691	$1,853	$15,843	$3,196
During the three and six months ended June 30, 2018 and 2017, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Seattle Genetics	$2,425	$—	$2,731	$—
AstraZeneca	6,390	592	8,937	592
Servier	1,419	363	2,627	689
Other	1,457	898	1,548	1,915
Total Revenue	$11,691	$1,853	$15,843	$3,196
Under the Company´s existing strategic partnerships, Pieris could receive the following potential milestone payments (in millions):

	Research, Development & Commercial Milestones	Sales Milestones
Seattle Genetics	$769	$450
AstraZeneca	1,111	960
Servier	1,013	917
Total potential milestone payments	$2,893	$2,327
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
Management considered whether any of the deliverables could be considered separate units of accounting. The Company determined each license granted, at arrangement inception, did not have standalone value from the research and development services to be provided for the related antibody target programs due to the specific nature of the intellectual property and knowledge required to perform the research and development services. The Company determined that the participation on the various governance committees did have standalone value from the delivered licenses as the services could be performed by an outside party. The Company determined that the two antibody target swap options did have stand alone value from the delivered licenses as the absence of delivering swap options does not impact the delivery of either the research licenses or the research, development and manufacturing services associated with each candidate research license,
As a result, management concluded there are six units of accounting at inception of the agreement: (i) three combined units of accounting each representing a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services for first three approved Seattle Genetics antibody target programs, (ii) two units of accounting each representing an antibody target swap right for first and the second approved Seattle Genetics antibody target, and (iii) one unit of accounting representing the participation of the various governance committees.
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
As of June 30, 2018, there is $9.3 million and $16.7 million of deferred revenue and non-current deferred revenue, respectively, related to the Seattle Genetics Agreements.

4.    Cash, cash equivalents and investments
As of June 30, 2018 and December 31, 2017, cash, cash equivalents, and investments comprised of funds in depository, money market accounts, U.S. treasury securities, asset backed securities, and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2018
Money market funds, included in cash equivalents	$915	$915	$—	$—
Investments - U.S. treasuries	10,972	10,972	—	—
Investments - Asset-backed securities	11,322	—	11,322	—
Investments - Corporate bonds	78,805	—	78,805	—
Total	$102,014	$11,887	$90,127	$—

December 31, 2017
Money market funds, included in cash equivalents	$4,583	$4,583	$—	$—
Corporate bonds, included in cash equivalents	13,595	—	13,595	—
Investments - U.S. treasuries	4,172	4,172	—	—
Investments - Asset-backed securities	6,384	—	6,384	—
Investments - Corporate bonds	34,117	—	34,117	—
Total	$62,851	$8,755	$54,096	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of June 30, 2018.
Cash equivalents and investments at June 30, 2018 consist of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
U.S. treasuries	12-159	$11,009	$—	$(37)	$10,972
Asset-backed securities	16-319	10,640	12	(30)	10,622
Asset-backed securities	greater than 365	699	1	—	700
Corporate bonds	3-299	77,968	969	(132)	78,805
Total		$100,316	$982	$(199)	$101,099

The Company recorded $0.1 million of realized gains and $0.1 million of realized losses from the maturity of available-for-sale securities during the three and six months ended June 30, 2018, respectively. No realized gains or losses were recognized during the three and six months ended June 30, 2017, respectively.

5.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2018	2017
Laboratory equipment	$6,796	$6,101
Office and computer equipment	666	494
Leasehold improvements	324	318
Property and equipment at cost	7,786	6,913
Accumulated depreciation	(3,189)	(2,879)
Property and equipment, net	$4,597	$4,034

6.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Compensation expense	$1,508	$2,325
Professional fees	898	1,322
Research and development fees	124	791
Audit and tax fees	253	424
Other current liabilities	1,779	1,308
Total	$4,562	$6,170

7.    Stockholders´ Equity
The Company had 54,008,056 shares of common stock and 2,907 shares of preferred stock outstanding as of June 30, 2018, both with a par value of $0.001 per share. During the first quarter of 2018, 2,056 shares of preferred stock were converted into 2,056,000 shares of common stock. During the three and six months ended June 30, 2018, respectively, the Company issued 6,175 and 519,135 shares of common stock upon option exercises, resulting in cash proceeds of $0.0 million and $0.8 million, respectively. For the both the three and six months ended June 30, 2017, 89,462 options were exercised, resulting in cash proceeds of $0.2 million. During the three and six months ended June 30, 2018, respectively, the Company issued 27,697 and 90,859 shares of common stock upon exercise of warrants, resulting in cash proceeds of $0.1 million and $0.2 million, respectively. There were 692,620 warrants exercised during the corresponding 2017 periods, resulting in cash proceeds of $1.3 million.
At our Annual Shareholder Meeting, held on July 24, 2018, the shareholders approved both the 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan, and the 2018 Employee Stock Purchase Plan, or the 2018 ESPP. The 2018 Plan permits the Company to issue up to 3,000,000 shares of common stock pursuant to awards granted under the 2018 Plan. Upon approval of the 2018 Plan, the 2016 Employee, Director and Consultant Equity Incentive Plan, or the 2016 Plan, was terminated and no additional awards will be made thereunder, however, all outstanding awards under the 2016 Plan will remain in effect. There were approximately 74,000 shares remaining and available for grant under the 2016 Plan that terminated with the 2016 Plan. The 2018 ESPP provides eligible employees with the opportunity to purchase shares of our common stock at a discount, on a tax-favored basis, through regular payroll deductions in compliance with federal tax regulations. The Company has reserved 500,000 shares of common stock for the administration of the 2018 ESPP.
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

For the six months ended June 30, 2018 and 2017, and as calculated using the treasury stock method, approximately 14.7 million and 3.6 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was anti-dilutive.

9.    License Agreements
Pieris’ Collaboration Agreement with Roche
In December 2015, the Company entered into a Research Collaboration and License Agreement (the “Roche Agreement”) with F.Hoffmann-La Roche Ltd. and Hoffmann-La Roche Inc., (“Roche”) for the research, development, and commercialization of Anticalin-based drug candidates against one predefined, exploratory immuno-oncology target selected by Roche.

Roche has notified Pieris of the termination of the Roche Agreement, effective August 21, 2018. As a result, any Anticalin proteins generated prior to termination will be wholly owned by Pieris following termination of the Roche Agreement. Prior to the termination of the Roche Agreement, Pieris’ platform technology successfully produced a number of discovery hits specific for the target from its Anticalin libraries. Pieris intends to review this data package and consider its strategic options thereafter.

Pieris' drug supply agreement with Roche for access to atezolizumab (Tecentriq®) , an approved PD-L1 inhibitor, for a combination study of PRS-343 and atezolizumab in HER2-positive cancer patients is not impacted by the termination of the Roche Agreement. Pieris intends to initiate the combination study during the third quarter of this year.
Pieris’ Collaboration Agreement with Sanofi
Sanofi-Aventis and Sanofi-Pasteur SA (“Sanofi”) partnered with Pieris to research, develop and commercialize Anticalin therapeutics pursuant to a September 24, 2010 Collaboration and License Agreement, amended on February 20, 2013 and January 19, 2015 (the “Sanofi Agreement”).

Under that Agreement, Sanofi was pursuing a multispecific Anticalin protein for the treatment of infectious diseases associated with Pseudomonas aeruginosa. On June 18, 2018 Sanofi announced its divestment of its infectious disease unit to Evotec AG. Sanofi subsequently provided notice to Pieris of its termination of the Sanofi Agreement, effective August 23, 2018.

This tetraspecific Anticalin protein potently and selectively binds four classes of siderophores produced by P. aeruginosa, altogether comprising ten distinct targets. With the demonstrated ability to bind to each target in an iron-bound and -unbound state, the multispecific protein engages twenty targets. In connection with the termination of the development of the P. aeruginosa program, and under the terms of the Sanofi Agreement, Sanofi will transfer all materials, data, and reports to Pieris in connection with the return to Pieris of the development program related to the P. aeruginosa program.  Pieris intends to diligently review the data associated with this program and consider its strategic options thereafter.

Pieris License and Collaboration Agreement with the Technical University of Munich
Pieris and the Technical University of Munich (“TUM”) initiated discussions within the second quarter to clarify, expand and restructure their 2003 license agreement (the "TUM License"), including the parties’ obligations under that License. The TUM License assigns or exclusively licenses to Pieris certain intellectual property related to Pieris' Anticalin platform technology. The parties' recent discussions relate to revised commercial terms and to re-initiate additional collaborations between faculty at TUM and Pieris. The Company believes it is reasonably possible that these discussions may lead to an increase in Pieris’ financial obligations associated with the TUM License, including amounts due for 2017 and 2018 activities recorded as of June

30, 2018. These discussions may also lead to an increase in Pieris’ collaborative research activities with TUM. An amended and restated license agreement has not yet been completed, however, and the potential financial impact is not currently estimable.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We have registered trademarks for Pieris, Anticalin and others. All other trademarks, trade names and service marks included in this Quarterly Report on Form 10-Q are the property of their respective owners. Tecentriq® (atezolizumab) is a registered trademark of Genentech, a member of the Roche Group. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an immuno-oncology bispecific targeting HER2 and 4-1BB, an inhaled IL-4 receptor alpha antagonist Anticalin protein to treat uncontrolled asthma, and a half-life-optimized hepcidin antagonizing Anticalin protein to treat anemia. Proprietary to Pieris, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our development programs include:

•
PRS-343, our lead immuno-oncology program, is a fusion protein, comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. PRS-343 is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program is the first bispecific T-cell costimulatory agonist to enter clinical development.

◦
We are also developing additional immuno-oncology drug candidates that are multispecific Anticalin-based fusion proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics, including PRS-332, a bispecific Anticalin-antibody fusion protein comprising an anti-PD-1 antibody genetically fused to an Anticalin specific for an undisclosed checkpoint target.

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

Our programs are in varying stages:

•
PRS-343 is currently in a Phase I clinical trial in patients with advanced or metastatic HER2-positive solid tumors for which standard treatment options are not available, are no longer effective, are not tolerated, or the patient has refused standard therapy. The Company intends to report initial safety, tolerability, pharmacokinetic and pharmacodynamic data from this study in the fourth quarter of 2018. In addition, we intend to initiate a combination study of PRS-343 plus atezolizumab in HER2-positive cancer patients during the second half of this year.

•
For our other immuno-oncology drug candidates and programs, we are conducting activities relating to candidate identification, optimization, and preclinical evaluation. We intend to file two new INDs for immuno-oncology drug candidates in 2019, one that is proprietary to us and one that is related to a partnered program.

•
For our lead respiratory drug candidate, PRS-060, we have initiated a multiple ascending dose (MAD) study of the drug candidate versus placebo in mild asthmatics. The MAD study will evaluate safety and tolerability as well as exhaled nitric oxide, an inflammatory marker of inflamed lung epithelial cells. PRS-060 is part of the Company's respiratory alliance with AstraZeneca. We are sponsoring the Phase I clinical trial, while AstraZeneca is responsible for funding its costs. We intend to report initial data from the Phase I single-ascending dose trial in the fourth quarter of 2018. AstraZeneca will sponsor and continue to fund clinical development of PRS-060; Pieris will have an option to co-develop PRS-060 with AstraZeneca following completion of the Phase IIa trial. We also have an option for U.S. co-commercialization rights for this program.

•
For PRS-080, we intend to report safety and pharmacodynamic data from the Phase IIa study for PRS-080, including the change in hemoglobin levels after five weekly doses of PRS-080, in the second half of 2018. If data are positive, we will seek to partner PRS-080 in territories outside of those for which ASKA Pharmaceutical Co. Ltd., or Aska, has an exclusive option (Japan and certain other Asian territories).

Our core Anticalin technology and platform were developed in Germany, and we have collaborations with major multi-national pharmaceutical companies. We entered into a License and Collaboration Agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, in January 2017 in immuno-oncology and entered into an Exclusive Option Agreement with Aska, in February 2017 for PRS-080 in Japan and other Asian territories. In May 2017, we entered into an alliance with AstraZeneca to treat respiratory diseases and in February 2018 we entered into a License and Collaboration Agreement with Seattle Genetics, Inc., or Seattle Genetics in immuno-oncology.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and six months ended June 30, 2018, we reported a net loss of $0.2 million and $8.9 million, respectively. For the three and six months ended June 30, 2017, we reported a net loss of $10.1 million and $18.1 million. As of June 30, 2018, we had an accumulated deficit of $129.2 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. At each period end, we re-measure assets and liabilities to the functional currency of that entity (for example, U.S. dollar payables recorded by Pieris GmbH). Re-measurement gains and losses are recorded in the statement of operations line item "Other income (expense), net". All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average rate during the period. Equity transactions are translated using historical exchange rates. All adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in Accumulated other comprehensive loss.
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
Research and Development Expenses
The process of researching and developing drugs for human use is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the following activities: Our immuno-oncology programs, or PRS-300 series, currently comprised of PRS-343 as well as multiple additional proprietary and partnered programs, PRS-060, and PRS-080. These programs consume a large proportion of our current, as well as projected, resources.
Our research and development costs include costs that are directly attributable to the creation of certain of our Anticalin drug candidates and are comprised of:

•	internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation, and other costs), materials and supplies, facilities and maintenance costs; and

•	fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing and related testing, and clinical trial activities.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, employee benefits, equity compensation, and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting, and legal services.

Results of Operations
Comparison of the three and six months ended June 30, 2018 and 2017
The following table sets forth our revenues and operating expenses for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$11,691	$1,853	$15,843	$3,196

Research and development expenses	9,155	5,396	17,091	10,756
General and administrative expenses	4,779	4,348	9,131	8,337
Total operating expenses	13,934	9,744	26,222	19,093

Interest Income	662	—	987	—
Other income (expense), net	1,230	(1,380)	327	(1,368)
Loss before income taxes	(351)	(9,271)	(9,065)	(17,265)
Income tax provision	(148)	814	(148)	814
Net loss	$(203)	$(10,085)	$(8,917)	$(18,079)

Revenues
The following table provides a comparison of revenues for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	Increase/(Decrease)
License Fees	$11,224	$1,507	$9,717
Research and development services	467	346	121
Total Revenue	$11,691	$1,853	$9,838

•
The $9.7 million increase in revenues from license fees in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily relates to the increased level of activities with respect to our collaboration agreements with both Servier, which commenced in January 2017 and AstraZeneca, which commenced in June 2017. In the current period, we also recognized revenue under our collaboration with Seattle Genetics which commenced in February 2018. In addition, Roche revenue increased compared to the prior period due to the recognition of the remaining $1.5 million from the upfront payment under this collaboration upon the agreement termination.

•
The $0.1 million increase in revenues from research and development services in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 relates to increased research and development activities under our collaboration with Servier, partially offset by research and development activities that occurred during 2017 under our collaboration with Roche.

The following table provides a comparison of revenues for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Increase/(Decrease)
License Fees	$14,668	$2,516	$12,152
Research and development services	1,084	680	404
Other	91	—	91
Total Revenue	$15,843	$3,196	$12,647

•
The $12.2 million increase in revenues from license fees in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily relates to the recognition of revenue under our collaboration with Seattle Genetics which commenced in February 2018 and increased level of activities on our collaboration agreements with both Servier, which commenced in January 2017 and AstraZeneca, which commenced in June 2017.

•
The $0.4 million increase in revenues from research and development services in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 relates to increased research and development activities under our collaboration with Servier, partially offset by research and development activities that occurred during 2017 under our collaboration with Roche.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	Increase/(Decrease)
PRS-300 series	$2,572	$633	$1,939
PRS-060	1,951	1,298	$653
PRS-080	438	501	$(63)
Other research and development activities	4,194	2,964	$1,230
Total	$9,155	$5,396	$3,759

•
The $1.9 million increase in our PRS-300 series expenses period-over-period is due to increases in clinical costs for the PRS-343 program which is currently in a Phase I clinical trial. In addition, preclinical and chemistry and manufacturing control, or CMC, costs increased for our other proprietary and partnered immuno-oncology programs as we are conducting activities relating to candidate identification, optimization, and preclinical evaluation.

•
The $0.7 million increase for our PRS-060 program expenses period-over-period is due primarily to an increase in our clinical costs as our first-in-human clinical trial for PRS-060 started in December 2017. These amounts were partially offset by a decrease in license fees we paid for the platform license under our collaboration with AstraZeneca in the 2017 period.

•	The $0.1 million decrease for PRS-080 program expenses period-over-period is mainly due to slightly lower clinical costs related to the Phase IIa study.

•
The $1.2 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, due to an overall increase in headcount, and an increase in general lab supply, preclinical and other costs for our earlier stage programs.

The following table provides a comparison of the research and development expenses for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	Increase/(Decrease)
PRS-300 series	$4,590	$2,611	$1,979
PRS-060	3,257	2,114	1,143
PRS-080	1,314	904	410
Other research and development activities	7,930	5,127	2,803
Total	$17,091	$10,756	$6,335

•
The $2.0 million increase in our PRS-300 series expenses period-over-period is due primarily to increases in clinical costs for the PRS-343 program which is currently in a Phase I clinical trial. In addition, preclinical costs increased for our other immuno-oncology programs as we are conducting activities relating to candidate identification, optimization, and preclinical evaluation.

•
The $1.1 million increase in our PRS-060 program expenses period-over-period is due primarily to an increase in our clinical costs as our first-in-human clinical trial for PRS-060 started in December 2017. These amounts are partially offset by lower CMC costs and a decrease in expenses for license fees we paid in the 2017 period for the platform license under our collaboration with AstraZeneca.

•
The $0.4 million increase for PRS-080 program expenses period-over-period is mainly due to an increase in CMC costs and a license fee payment related to our collaboration with ASKA. These amounts were partially offset by slightly lower clinical costs related to our Phase IIa study.

•
The $2.8 million increase in other research and development activities expenses is mainly due to increases of our personnel expenses including bonus and stock compensation due to an increase in overall headcount.

General and Administrative Expenses
General and administrative expenses were $4.8 million for the three months ended June 30, 2018 as compared to $4.3 million for the three months ended June 30, 2017. The period-over-period increase is due to investments in our general and administrative functions, including $1.0 million in personnel costs and an increase of $0.8 million of audit and legal fees. These amounts are partially offset by $1.3 million of lower professional fees, including transaction fees, recorded in the second quarter of 2017, for our license and collaboration agreements, for which there were none in 2018.
General and administrative expenses were $9.1 million for the six months ended June 30, 2018 as compared to $8.3 million for the six months ended June 30, 2017. The period-over-period increase is due to investments in our general and administrative functions including $1.3 million in personnel costs, an increase of $1.0 million for audit and legal services, and a $0.4 million increase in general administrative costs to support our growing business. These amounts are partially offset by $1.9 million of lower professional fees, including transaction fees, recorded in the first half of 2017, for our license and collaboration agreements, for which there were none in 2018.
Non-operating expense (income), net
Our non-operating income was $1.9 million for the three months ended June 30, 2018 as compared to a net non-operating expense of $1.4 million for the three months ended June 30, 2017. This increase in income is mainly a result of net foreign currency transaction gains due to the strengthening of the U.S. dollar against the euro, including foreign currency remeasurement of monetary assets, primarily U.S. dollar cash, investment and, receivable balances in Germany. In addition we earned interest income of $0.7 million on our investments during the three month ended June 30, 2018. We did not hold investments during the corresponding 2017 period.
Our non-operating income was $1.3 million for the six months ended June 30, 2018 as compared to a net non-operating expense of $1.4 million for the six months ended June 30, 2017. This increase in income is a result of net foreign currency transaction gains due to the strengthening of the U.S. dollar against the euro, including foreign currency remeasurement of monetary assets, primarily U.S. dollar cash, investment and, receivable balances in Germany. In addition we earned interest income of $1.0 million on our investments during the first half of 2018. We did not hold investments during the corresponding 2017 period.
Liquidity and Capital Resources
Through June 30, 2018, we have funded our operations with $376.2 million of cash that has been obtained from the following main sources: $170.2 million from sales of equity; $185.3 million in total payments received under license and collaboration agreements, including $20.1 million for research and development services costs received from our collaboration partners; $14.2 million from government grants and $6.5 million from loans.
As of June 30, 2018, we had a total of $151.7 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three and six months ended June 30, 2018 and 2017, respectively, and have a total accumulated deficit of $129.2 million as of June 30, 2018.

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
The following table provides a summary of operating, investing, and financing cash flows for the six months ended June 30, 2018 and 2017 respectively (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$22,351	$19,249
Net cash used in investing activities	(57,056)	(842)
Net cash provided by financing activities	48,228	1,465
Net cash provided by operating activities of $22.4 million for the six months ended June 30, 2018 is comprised principally of aggregate receipts of $46.9 million from Seattle Genetics and AstraZeneca, offset by operating expenses of $22.2 million, net of non-cash items and a decrease in net working capital of $2.3 million. Net cash provided by operating activities was $19.2 million for the six months ended June 30, 2017, comprised principally of aggregate receipts of $35.1 million from AstraZeneca and Servier and an increase in net working capital of $3.1 million, offset by operating expenses amounting to $18.9 million, net of non-cash items.
The increase in net cash used in investing activities for the six months ended June 30, 2018 compared to the same period in 2017 is mainly attributable to higher investing activities in 2018 for which there were none in 2017.
The increase in net cash provided by financing activities for the six months ended June 30, 2018 was primarily due to the issuance of common stock under our 2018 Offering. In addition, proceeds from warrant and option exercises were slightly lower for the six months ended 2018 compared to the same period in 2017.

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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under applicable SEC rules.
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2017 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates for the three and six months ended June 30, 2018.
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
As an emerging growth company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications, including without limitation the following:

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

Emerging growth companies may also elect to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect we will no longer qualify as an emerging growth company on December 31, 2019 as this is the the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as a result of the previously reported material weakness discussed below.

In connection with the preparation of our financial statements for the year ended December 31, 2017, we concluded that we had a material weakness relating to the financial statement close process due to a combination of deficiencies. The deficiencies resulted from two separate errors that were not identified by management; one related to the classification of certain operating expenses and one related to the reporting of foreign currency re-measurements on investments. These errors were corrected in the financial statements for the year ended December 31, 2017 prior to their issuance.

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has taken action on a number of different remediation initiatives to improve our internal control over financial reporting for the year ended December 31, 2018. We are committed to continuing to improve our internal control processes and will continue to review, optimize, and enhance our internal control environment. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Notwithstanding this material weakness, management, including our principal executive officer and principal financial officer, has concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
As of the date of this Quarterly Report on Form 10-Q, we are not party to and our property is not subject to any material pending legal proceedings. However, from time to time, we may become involved in legal proceedings or subject to claims that arise in the ordinary course of our business activities. Regardless of the outcome, such legal proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2
Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

**
The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

August 9, 2018	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

August 9, 2018	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer
(Principal Financial and Accounting Officer)