Form 10-Q
period 2018-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2018-11-07
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 5, 2018, the registrant had 54,149,719 shares of common stock outstanding.

1

The registrant is a smaller reporting company. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of common stock of $5.07 per share as of June 29, 2018, the last trading day of the registrant’s second fiscal quarter, was approximately $273,283,424. Pieris had annual revenues of $25,275,000 during its previous fiscal year.

2

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
Where in this Quarterly Report we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1607 based on Thomson Reuters as of September 30, 2018.

ii

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$89,482	$37,878
Short term investments	47,822	34,751
Accounts receivable	5,338	15,546
Prepaid expenses and other current assets	4,207	1,615
Total current assets	146,849	89,790
Property and equipment, net	4,687	4,034
Long term investments	—	9,922
Other non-current assets	121	130
Total assets	$151,657	$103,876
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,693	$2,452
Accrued expenses and other current liabilities	5,981	6,170
Deferred revenues, current portion	31,920	37,153
Total current liabilities	40,594	45,775
Deferred revenue, net of current portion	60,770	46,542
Other long-term liabilities	32	37
Total liabilities	101,396	92,354
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized and 2,907 and 4,963 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 54,149,719 and 45,017,062 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	54	45
Additional paid-in capital	188,644	136,484
Accumulated other comprehensive loss	(3,053)	(4,695)
Accumulated deficit	(135,384)	(120,312)
Total stockholders’ equity	50,261	11,522
Total liabilities and stockholders’ equity	$151,657	$103,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$8,345	$3,927	$24,187	$7,123
Operating expenses
Research and development	11,401	6,259	28,492	17,015
General and administrative	4,748	2,852	13,878	11,190
Total operating expenses	16,149	9,111	42,370	28,205
Loss from operations	(7,804)	(5,184)	(18,183)	(21,082)
Interest income	504	—	1,491	—
Other income (expense), net	1,147	(1,729)	1,472	(3,097)
Loss before income taxes	(6,153)	(6,913)	(15,220)	(24,179)
Provision for income tax	—	146	(148)	959
Net loss	$(6,153)	$(7,059)	$(15,072)	$(25,138)

Other comprehensive income (loss):
Foreign currency translation	27	(395)	546	(986)
Unrealized (loss) gain on available-for-sale securities	(506)	—	1,096	—
Comprehensive loss	$(6,632)	$(7,454)	$(13,430)	$(26,124)
Net loss per share
Basic and diluted	$(0.11)	$(0.16)	$(0.29)	$(0.58)
Weighted average number of common shares outstanding
Basic and diluted	54,089	44,387	52,721	43,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(15,072)	$(25,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	405	268
Stock-based compensation	3,665	1,962
Other	(376)	87
Changes in operating assets and liabilities	19,370	77,269
Net cash provided by operating activities	7,992	54,448
Investing activities:
Purchases of property and equipment	(1,133)	(1,131)
Proceeds from maturity of investments	64,490	—
Purchases of investments	(67,015)	—
Net cash used in investing activities	(3,658)	(1,131)
Financing activities:
Proceeds from exercise of stock options	983	366
Proceeds from exercise of warrants	314	3,127
Issuance of common stock, net of issuance costs	47,207	—
Net cash provided by financing activities	48,504	3,493
Effect of exchange rate change on cash and cash equivalents	(1,234)	3,755
Net increase in cash and cash equivalents	51,604	60,565
Cash and cash equivalents at beginning of period	37,878	29,356
Cash and cash equivalents at end of period	$89,482	$89,921
Supplemental cash flow disclosures:
Cash paid for income taxes	$902	$—
Net unrealized loss on investments	$1,096	$—
Property and equipment included in accounts payable	$222	$121
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
The Company’s core Anticalin technology and platform was developed in Germany, and the Company has partnership arrangements with several major multi-national pharmaceutical companies.
As of September 30, 2018, the Company had cash, cash equivalents, and investments of $137.3 million. The Company expects that its existing cash, cash equivalents, and investments are sufficient to support operating expense and capital expenditure requirements for at least 12 months from the date of filing.

2.    Summary of Significant Accounting Policies
The Company´s significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies", within the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to the significant accounting policies during the three and nine months ended September 30, 2018.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustment, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. For further information, refer to the financial statements and footnotes thereto included in the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 15, 2018.
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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive loss on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of other income. Realized gains of approximately $0.8 million and $0.7 million were recognized for the three and nine months ended September 30, 2018, respectively. No realized gains or losses were recorded for the three and nine months ended September 30, 2017.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than temporary, the Company considers its intent to sell, or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment, and changes in value subsequent to period end. As of September 30, 2018, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
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
The Revenue ASUs provide an accounting standard for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for public emerging growth companies ("EGC"), like Pieris, for interim and annual periods beginning after December 15, 2018, with an option to early adopt for interim and annual periods beginning after December 15, 2017. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (the full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company expects to adopt this pronouncement commencing in the first quarter of 2019 using the modified retrospective approach and is in the process of reviewing our revenue arrangements and the anticipated effect the new standard will have on its consolidated financial statements, accounting policies and processes.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions when acquiring goods and services from nonemployees as part of the ongoing operations of the business. ASU 2018-07 will not apply in financing or revenue-based transactions. Upon adoption of ASU 2018-07, the requirements of Topic 718 will apply such that the Company must establish the value of nonemployee awards at the date of grant, rather than remeasure the value over the life of the award. ASU 2018-07 does not change either the inputs required when pricing the option or the attribution of cost (the vesting pattern and pattern of cost recognition over that period). This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. As Topic 606 has not yet been adopted, early adoption of ASU 2018-07 is not permissible. The Company does not expect the adoption of this standard will have a material impact on its financial statements and related disclosures given the limited number of awards to non-employees.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13").  ASU 2018-13 modifies the disclosure requirements on fair value measurements by removing the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. We are currently evaluating the effect that this guidance will have on our Consolidated Financial Statements.
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
During the three and nine months ended September 30, 2018 and 2017, respectively, the Company recognized revenues as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
License fees	$7,873	$3,650	$22,541	$6,166
Research and development services	472	263	1,555	943
Other revenues	—	14	91	14
Total Revenue	$8,345	$3,927	$24,187	$7,123
During the three and nine months ended September 30, 2018 and 2017, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Seattle Genetics	$1,788	$—	$4,519	$—
AstraZeneca	5,905	2,486	14,841	3,079
Servier	652	474	3,279	1,163
Other	—	967	1,548	2,881
Total Revenue	$8,345	$3,927	$24,187	$7,123
Under the Company´s existing strategic partnerships, Pieris could receive the following potential milestone payments (in millions):

	Research, Development & Commercial Milestones	Sales Milestones
Seattle Genetics	$769	$450
AstraZeneca	1,111	960
Servier	1,007	911
Total potential milestone payments	$2,887	$2,321
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
Upon signing the Seattle Genetics Agreements, Seattle Genetics paid Pieris a $30.0 million upfront fee and an additional $4.9 million was estimated to be paid for research and development services as reimbursement to Pieris through the end of the research term. In addition, Pieris may receive tiered royalties on net sales up to the low double-digits and up to $1.2 billion in total success-based research, development, commercial, and sales milestones payments across the product candidates, depending on the successful development and commercialization of those candidates. If Seattle Genetics exercises its option to select additional candidates from the initial research phase for further development, payment to Pieris of additional fees, milestone payments, and royalties would result.
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
Management considered whether any of the deliverables could be considered separate units of accounting. The Company determined each license granted, at arrangement inception, did not have standalone value from the research and development services to be provided for the related antibody target programs due to the specific nature of the intellectual property and knowledge required to perform the research and development services. The Company determined that the participation on the various governance committees did have standalone value from the delivered licenses as the services could be performed by an outside party. The Company determined that the two antibody target swap options did have stand-alone value from the delivered licenses as the absence of delivering swap options does not impact the delivery of either the research licenses or the research, development and manufacturing services associated with each candidate research license,
As a result, management concluded there are six units of accounting at inception of the agreement: (i) three combined units of accounting each representing a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services for first three approved Seattle Genetics antibody target programs, (ii) two units of accounting each representing an antibody target swap right for first and the second approved Seattle Genetics antibody target, and (iii) one unit of accounting representing the participation of the various governance committees.
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

Allocable arrangement consideration at inception was comprised of the upfront fees of $30.0 million and $4.9 million of estimated research and development services to be reimbursed as research and development occurs through the research term. Therefore, the total allocable arrangement consideration at inception was $34.9 million and was allocated among the separate units of accounting using the relative selling price method.
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
As of September 30, 2018, there is $7.8 million and $16.3 million of deferred revenue and non-current deferred revenue, respectively, related to the Seattle Genetics Agreements.

4.    Cash, cash equivalents and investments
As of September 30, 2018 and December 31, 2017, cash, cash equivalents, and investments comprised of funds in depository, money market accounts, U.S. treasury securities, asset backed securities, and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2018
Money market funds, included in cash equivalents	$34,602	$34,602	$—	$—
Investments - U.S. treasuries	2,694	2,694	—	—
Investments - Asset-backed securities	9,227	—	9,227	—
Investments - Corporate bonds	35,901	—	35,901	—
Total	$82,424	$37,296	$45,128	$—

December 31, 2017
Money market funds, included in cash equivalents	$4,583	$4,583	$—	$—
Corporate bonds, included in cash equivalents	13,595	—	13,595	—
Investments - U.S. treasuries	4,172	4,172	—	—
Investments - Asset-backed securities	6,384	—	6,384	—
Investments - Corporate bonds	34,117	—	34,117	—
Total	$62,851	$8,755	$54,096	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of September 30, 2018.
Cash equivalents and investments at September 30, 2018 consist of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
U.S. treasuries	46-67	$2,702	$—	$(8)	$2,694
Asset-backed securities	15-319	9,228	7	(8)	9,227
Corporate bonds	1-207	35,615	319	(33)	35,901
Total		$47,545	$326	$(49)	$47,822
The Company recorded $0.8 million and $0.7 million of realized gains from the maturity of available-for-sale securities during the three and nine months ended September 30, 2018, respectively. No realized gains or losses were recognized during the three and nine months ended September 30, 2017, respectively.

5.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	September 30,	December 31,
	2018	2017
Laboratory equipment	$6,971	$6,101
Office and computer equipment	692	494
Leasehold improvements	323	318
Property and equipment at cost	7,986	6,913
Accumulated depreciation	(3,299)	(2,879)
Property and equipment, net	$4,687	$4,034

6.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Compensation expense	$1,841	$2,325
Professional fees	1,077	1,322
Research and development fees	1,811	791
Audit and tax fees	480	424
Other current liabilities	772	1,308
Total	$5,981	$6,170

7.    Stockholders´ Equity
The Company had 54,149,719 shares of common stock and 2,907 shares of preferred stock outstanding as of September 30, 2018, both with a par value of $0.001 per share. During the first quarter of 2018, 2,056 shares of preferred stock were converted into 2,056,000 shares of common stock. During the three and nine months ended September 30, 2018, respectively, the Company issued 75,634 and 594,769 shares of common stock upon option exercises, resulting in cash proceeds of $0.1 million and $1.0 million, respectively. For the three and nine months ended September 30, 2017, 142,555 and 232,017 options were exercised, resulting in cash proceeds of $0.2 million and $0.4 million, respectively. During the three and nine months ended September 30, 2018, respectively, the Company issued 66,029 and 156,888 shares of common stock upon exercise of warrants, resulting in cash proceeds of $0.1 million and $0.3 million, respectively. There were 721,385 and 1,364,878 warrants exercised during the corresponding 2017 periods, resulting in cash proceeds of $1.8 million and $3.1 million, respectively.
At our Annual Shareholder Meeting, held on July 24, 2018, the shareholders approved both the 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan, and the 2018 Employee Stock Purchase Plan, or the 2018 ESPP. Upon approval of the 2018 Plan, the 2016 Employee, Director and Consultant Equity Incentive Plan, or the 2016 Plan, was terminated and no additional awards will be made thereunder, however, all outstanding awards under the 2016 Plan will remain in effect. There were approximately 74,000 shares remaining and available for grant under the 2016 Plan that terminated pursuant to the approval of the 2018 Plan. The 2018 Plan permits the Company to issue up to 9,975,000 shares, including

3,000,000 shares reserved for issuance pursuant to the 2018 Plan and up to 6,975,000 additional shares which may be issued if awards outstanding under the Registrant’s 2016 Employee, Director and Consultant Equity Incentive Plan and 2014 Employee, Director and Consultant Equity Incentive Plan are canceled or expire. The 2018 ESPP provides eligible employees with the opportunity to purchase shares of our common stock at a discount, on a tax-favored basis, through regular payroll deductions in compliance with federal tax regulations. The Company has reserved 500,000 shares of common stock for the administration of the 2018 ESPP.
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

For the nine months ended September 30, 2018 and 2017, and as calculated using the treasury stock method, approximately 14.7 million and 15.7 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was anti-dilutive.

9.    License Agreements

Pieris License and Collaboration Agreement with the Technical University of Munich
Pieris and the Technical University of Munich (“TUM”) initiated discussions within the second quarter to clarify, expand and restructure their 2003 license agreement (the "TUM License"), including the parties’ obligations under that License. The TUM License assigns or exclusively licenses to Pieris certain intellectual property related to Pieris' Anticalin platform technology. The parties' recent discussions relate to revised commercial terms and to re-initiate additional collaborations between faculty at TUM and Pieris. The Company believes it is reasonably possible that these discussions may lead to an increase in Pieris’ financial obligations associated with the TUM License, including amounts due for 2017 and 2018 activities recorded as of September 30, 2018. These discussions may also lead to an increase in Pieris’ collaborative research activities with TUM. An amended and restated license agreement has not yet been completed. The potential financial impact is estimated to be up to $2.7 million for amounts related to 2017 and 2018 sub-licensing activities and will be recorded as additional research and development expense once the amounts become probable and estimable.

10.    Subsequent Event

On October 24, 2018, Pieris Pharmaceuticals GmbH (the “Pieris GmbH”), a wholly-owned subsidiary of Pieris Pharmaceuticals, Inc. (the “Company”), entered into a lease agreement (the “Lease Agreement”) with Hallbergmoos Grundvermögen GmbH (the “Lessor”) pursuant to which Pieris GmbH has agreed to lease office and laboratory space located at Zeppelinstrasse 3, 85399 Hallbergmoos, Germany (the “Leased Property”). Under the Lease Agreement, 96,383 square feet of the Leased Property is expected to be delivered by the Lessor to Pieris GmbH by December 2019, 8,674 square feet of the Leased Property is expected to be delivered by the Lessor to Pieris GmbH by May 2020, and 22,284 square feet of the Leased Property is expected to be delivered by the Lessor to Pieris GmbH by October 2024. Pieris GmbH has a first right of refusal to lease an additional 13,440 square feet. Pieris GmbH intends to move its operations currently conducted at Lise-Meitner-Str. 30, 85354 Freising, Germany to the Leased Property.

The Lease Agreement is contingent on the Lessor obtaining appropriate building permits from governmental authorities and either party may rescind the Lease Agreement if the Lessor does not obtain such permits within a specified period of time. The Lease Agreement provides for an initial term of 150 months, commencing on the date the Lessor first delivers the Leased Property to Pieris GmbH as agreed under the Lease Agreement. Pieris GmbH also has an option to extend the term of the Lease Agreement for two additional 60-month periods. Pieris GmbH may sublease space within the Leased Property with Lessor’s consent, which may not be unreasonably withheld.

Monthly base rent for the initial 105,057 square feet of the Leased Property, including parking spaces, will total approximately$0.2M per month, which amount shall be adjusted starting on the second anniversary of the commencement date by an amount equal to the German consumer price index. In addition to the base rent, Pieris GmbH is also responsible for certain administrative and operational costs in accordance with the terms of the Lease Agreement. Pieris GmbH will maintain a security deposit in the amount of three months' rent. The Company will serve as a guarantor for the Lease Agreement.

Pieris GmbH and the Lessor are each entitled to terminate the Lease Agreement for due cause. Specifically, the Lessor may terminate for Pieris GmbH’s default on rent payments beyond certain amounts, noncompliance with major obligations under the Lease Agreement, and certain bankruptcy and insolvency events.

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4 receptor alpha antagonist Anticalin protein to treat uncontrolled asthma, an immuno-oncology bispecific targeting HER2 and 4-1BB and a half-life-optimized hepcidin antagonizing Anticalin protein to treat anemia. Proprietary to Pieris, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our development programs include:

•
PRS-060, our lead respiratory program partnered with AstraZeneca AB, or AstraZeneca, is a drug candidate that binds to IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that causes asthma and other inflammatory diseases.

•
PRS-343, our lead immuno-oncology program, is a fusion protein, comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. PRS-343 is designed to drive tumor localized T-cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program is the first bispecific T-cell costimulatory agonist to enter clinical development.

◦
We are also developing additional immuno-oncology drug candidates that are multispecific Anticalin-based fusion proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics, including PRS-344, a bispecific Anticalin-antibody fusion protein comprising an anti-PD-L1 antibody genetically fused to Anticalin proteins specific for 4-1BB and PRS-332, a bispecific Anticalin-antibody fusion protein comprising an anti-PD-1 antibody genetically fused to an Anticalin protein specific for an undisclosed checkpoint target. PRS-344 and PRS-332 are being developed as part of our immuno-oncology collaboration with Servier.

•
PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. PRS-080 is designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease, particularly in end-stage renal disease patients requiring dialysis.

Our programs are in varying stages:

•
PRS-060, an inhaled IL-4 receptor alpha antagonist for moderate-to-severe asthma, was tested in 48 healthy volunteers at dose levels ranging from 0.25 mg to 400 mg in a single ascending dose Phase I study. The drug candidate was safe and well-tolerated in this study. We continue enrolling subjects in a multiple ascending dose (MAD) Phase I study of the drug candidate versus placebo in mild asthmatics. The MAD study will evaluate safety and tolerability as well as exhaled nitric oxide, an inflammatory marker of inflamed lung epithelial cells. The data from the PRS-060 Phase I studies will be presented at a future medical meeting. PRS-060 is the lead candidate in Pieris’ respiratory collaboration with AstraZeneca. We are sponsoring the Phase I studies and AstraZeneca is funding the costs. AstraZeneca will conduct and fund the Phase IIa study, after which we will have separate options to co-develop and co-commercialize the drug candidate in the United States.

•
We continue to enroll and treat patients in a Phase I dose-escalation study of PRS-343, a 4-1BB/HER2 bispecific for HER2-positive solid tumors, and intend to report initial data from the study in the first half of 2019, after completing the dose escalation, in order to provide a more comprehensive data set. Our objective for the remaining enrollment will be to favor patient selection across a range of immunotherapy-responsive tumor types. In August, we initiated a trial with PRS-343 in combination with atezolizumab and intend to report data from this trial in 2019.

•
For our other immuno-oncology drug candidates and programs, we are conducting activities relating to candidate identification, optimization, and preclinical evaluation. We intend to file two new INDs for immuno-oncology drug candidates in 2019, one that is proprietary to us and one that is directed to a partnered program with Servier.

•
PRS-080 is currently in a Phase IIa study. We are planning to enroll and complete dosing of the final patient in this multiple ascending dose study by year end. In the ongoing trial, PRS-080 at both doses (4mg/kg and 8mg/kg) has not generated any observed drug-related serious adverse events and has demonstrated substantial iron mobilization and transferrin saturation (TSAT) increases versus placebo. To date, there has been no conclusive change in hemoglobin at either dose versus placebo. We remain committed to completing the study and sharing the data with ASKA and other potential partners for continued development. We intend to report the full data set from the study in the first half of 2019.

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
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and nine months ended September 30, 2018, we reported a net loss of $6.2 million and $15.1 million, respectively. For the three and nine months ended September 30, 2017, we reported a net loss of $7.1 million and $25.1 million, respectively. As of September 30, 2018, we had an accumulated deficit of $135.4 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2018 and 2017

The following table sets forth our revenues and operating expenses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$8,345	$3,927	$24,187	$7,123

Research and development expenses	11,401	6,259	28,492	17,015
General and administrative expenses	4,748	2,852	13,878	11,190
Total operating expenses	16,149	9,111	42,370	28,205

Interest income	504	—	1,491	—
Other income (expense), net	1,147	(1,729)	1,472	(3,097)
Loss before income taxes	(6,153)	(6,913)	(15,220)	(24,179)
Provision for income tax	—	146	(148)	959
Net loss	$(6,153)	$(7,059)	$(15,072)	$(25,138)
Revenues
The following table provides a comparison of revenues for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017	Increase/(Decrease)
License fees	$7,873	$3,650	$4,223
Research and development services	472	263	209
Other	—	14	(14)
Total Revenue	$8,345	$3,927	4,418

•
The $4.2 million increase in revenues from license fees in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily relates to the increased level of activities with respect to our collaboration agreements with AstraZeneca, which commenced in June 2017 and Seattle Genetics which commenced in February 2018. These increases were partially offset by license fee revenue recorded in 2017 from our Roche collaboration agreement, which did not occur in the comparable period for 2018.

•
The $0.2 million increase in revenues from research and development services in the three months ended September 30, 2018 compared to the three months ended September 30, 2017 relates to increased research and development activities under our collaboration with Servier, partially offset by research and development activities that occurred during 2017 under our collaboration with Roche.

The following table provides a comparison of revenues for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)
License Fees	$22,541	$6,166	$16,375
Research and development services	1,555	943	612
Other	91	14	77
Total Revenue	$24,187	$7,123	17,064

•
The $16.4 million increase in revenues from license fees in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily relates to the recognition of revenue under our collaborations with AstraZeneca, Servier, and Seattle Genetics. License fee revenue from our Roche collaboration agreement recorded in 2018 upon termination of the Roche collaboration agreement by Roche decreased in comparison to the license fee revenue recorded as a result of services performed under the Roche collaboration agreement in 2017.

•
The 0.6 million increase in revenues from research and development services in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 relates to increased research and development activities under our collaboration with Servier, partially offset by research and development activities that occurred during 2017 under our collaboration with Roche.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017	Increase/(Decrease)
PRS-300 series	$4,225	$525	$3,700
PRS-060	2,153	1,676	477
PRS-080	288	824	(536)
Other research and development activities	4,735	3,234	1,501
Total	$11,401	$6,259	5,142

•
The $3.7 million increase in our PRS-300 series expenses period-over-period is due to increases in clinical costs for the PRS-343 program which is currently in multiple Phase I clinical trials. In addition, preclinical and chemistry and manufacturing control, or CMC, costs increased for our other proprietary and partnered immuno-oncology programs as we are conducting activities relating to candidate identification, optimization, and preclinical evaluation.

•
The $0.5 million increase for our PRS-060 program expenses period-over-period is due primarily to an increase in our clinical costs as our first-in-human clinical trial for PRS-060 started in December 2017. These amounts were partially offset by a decrease in CMC costs to manufacture drug supply ahead of clinical trials and license fees we paid for the platform license under our collaboration with AstraZeneca in the 2017 period.

•	The $0.5 million decrease for PRS-080 program expenses period-over-period is mainly due to slightly lower clinical costs related to the Phase IIa study.

•
The $1.5 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, due to an overall increase in headcount, and an increase in general lab supply, preclinical and other costs for our earlier stage programs.

The following table provides a comparison of the research and development expenses for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	Increase/(Decrease)
PRS-300 series	$8,789	$3,136	$5,653
PRS-060	5,400	3,790	1,610
PRS-080	1,591	1,727	(136)
Other research and development activities	12,712	8,362	4,350
Total	$28,492	$17,015	11,477

•
The $5.7 million increase in our PRS-300 series expenses period-over-period is due primarily to increases in clinical costs for the PRS-343 program which is currently in multiple Phase I clinical trials. In addition, preclinical costs increased for our other immuno-oncology programs as we are conducting activities relating to candidate identification, optimization, and preclinical evaluation.

•
The $1.6 million increase in our PRS-060 program expenses period-over-period is due primarily to an increase in our clinical costs as our first-in-human clinical trial for PRS-060 started in December 2017. These amounts are partially offset by lower CMC costs and a decrease in expenses for license fees we paid in the 2017 period for the platform license under our collaboration with AstraZeneca.

•
The $0.1 million decrease for PRS-080 program expenses period-over-period is mainly due lower clinical costs related to our Phase IIa study partially offset by an increase in license fees related to our collaboration with ASKA.

•
The $4.4 million increase in other research and development activities expenses is mainly due to increases of our personnel expenses including bonus and stock compensation due to an increase in overall headcount and an increase in general lab supply, preclinical and other costs for our earlier stage programs.

General and Administrative Expenses
General and administrative expenses were $4.7 million for the three months ended September 30, 2018 as compared to $2.9 million for the three months ended September 30, 2017. The period-over-period increase is due to investments in our general and administrative functions, including approximately $0.6 million in personnel costs, an increase of approximately $0.3 million of audit and legal fees, an increase in consulting costs of approximately $0.2 million, and an increase of investor relations costs of approximately $0.2 million. The remainder of the increase in general administrative costs is spread across various expense types (such as rent and facility costs, insurance, travel, and IT infrastructure) to support our growing business.
General and administrative expenses were $13.9 million for the nine months ended September 30, 2018 as compared to $11.2 million for the nine months ended September 30, 2017. The period-over-period increase is due to investments in our general and administrative functions including approximately $1.8 million in personnel costs, an increase of approximately $0.7 million for audit and legal services, and approximately $0.4 million for rent and facility costs. These amounts are partially offset by $1.8 million of lower professional fees including transaction fees specific to our license and collaboration agreements recorded in the first three quarters of 2017 for which there were none in 2018. The remainder of the increase in general administrative costs is spread across various expense types (such as investor relations, insurance, travel, and IT infrastructure) to support our growing business.
Non-operating expense (income), net
Our non-operating income was $1.7 million for the three months ended September 30, 2018 as compared to a net non-operating expense of $1.7 million for the three months ended September 30, 2017. This increase in income is mainly a result of net foreign currency transaction gains due to the strengthening of the U.S. dollar against the euro, including foreign currency remeasurement of monetary assets, primarily U.S. dollar cash, investments and receivable balances in Germany. In addition, we earned interest income of $0.5 million on our investments during the three months ended September 30, 2018. We did not hold investments during the corresponding 2017 period.
Our non-operating income was $3.0 million for the nine months ended September 30, 2018 as compared to a net non-operating expense of $3.1 million for the nine months ended September 30, 2017. This increase in income is a result of net foreign currency transaction gains due to the strengthening of the U.S. dollar against the euro, including foreign currency remeasurement of monetary assets, primarily U.S. dollar cash, investment and, receivable balances in Germany. In addition, we earned interest income of $1.5 million on our investments during the first three quarters of 2018. We did not hold investments during the corresponding 2017 period.
Liquidity and Capital Resources
Through September 30, 2018, we have funded our operations with $379.2 million of cash that has been obtained from the following main sources: $170.5 million from sales of equity; $187.9 million in total payments received under license and collaboration agreements, including $22.7 million for research and development services costs received from our collaboration partners; $14.2 million from government grants and $6.5 million from loans.
As of September 30, 2018, we had a total of $137.3 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three and nine months ended September 30, 2018 and 2017, respectively, and have a total accumulated deficit of $135.4 million as of September 30, 2018.

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
The following table provides a summary of operating, investing, and financing cash flows for the nine months ended September 30, 2018 and 2017 respectively (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	7,992	54,448
Net cash used in investing activities	(3,658)	(1,131)
Net cash provided by financing activities	48,504	3,493
Net cash provided by operating activities of 8.0 million for the nine months ended September 30, 2018 is comprised principally of aggregate receipts of $46.2 million from Seattle Genetics and AstraZeneca, offset by operating expenses of $35.7 million, net of non-cash items and a decrease in net working capital of $2.5 million. Net cash provided by operating activities was 54.4 million for the nine months ended September 30, 2017, comprised principally of aggregate receipts of 82.7 million from AstraZeneca and Servier and an increase in net working capital of 0.7 million, offset by operating expenses amounting to 29.0 million, net of non-cash items.
The increase in net cash used in investing activities for the nine months ended September 30, 2018 compared to the same period in 2017 is mainly attributable to higher investing activities in 2018 for which there were none in 2017.
The increase in net cash provided by financing activities for the nine months ended September 30, 2018 was primarily due to the issuance of common stock under our 2018 Offering. In addition, proceeds from warrant exercises were slightly lower for the nine months ended 2018 compared to the same period in 2017.

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
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2017 for a discussion of our critical accounting policies and estimates. There were no significant changes to our Critical Accounting Policies and Estimates for the three and nine months ended September 30, 2018.
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
Emerging Growth Company and Smaller Reporting Company Status
The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year. Additionally, Section 12b-2 of the Exchange Act establishes a class of company called a “smaller reporting company” which, effective September 10, 2018, was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available. Currently, we qualify as both an emerging growth company and a smaller reporting company.
As an emerging growth company and a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for those classifications, including, but not limited to, the following:

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

For as long as we continue to be an emerging growth company and/or a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. We expect that we will no longer qualify as an emerging growth company on December 31, 2019 as this is the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of September 30, 2018 as a result of the previously reported material weakness discussed below.

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

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has taken action on a number of different remediation initiatives to improve our internal control over financial reporting for the year ended December 31, 2018. We are committed to continuing to improve our internal control processes and we continue to review, optimize, and enhance our internal control environment. These material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	2018 Employee Stock Purchase Plan.		Exhibit 10.2 to the Registrant's Current Report on Form 8-K	July 26, 2018	001-37471
10.2	2018 Employee, Director and Consultant Equity Incentive Plan.		Exhibit 10.11 to the Registrant's Current Report on Form 8-K	July 26, 2018	001-37471
31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

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

PIERIS PHARMACEUTICALS, INC.

November 7, 2018	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

November 7, 2018	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer
(Principal Financial and Accounting Officer)