Form 10-Q
period 2019-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2019-05-10
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

1

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	PIRS	The Nasdaq Capital Market

As of May 6, 2019, the registrant had 49,173,094 shares of common stock outstanding.

2

i

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “future,” “likely,” “plans,” “potential,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.
Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates, and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; regulatory developments in the United States and foreign countries; and the expected impact of new accounting standards.
You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission, or SEC, on March 18, 2019, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.
Currency Presentation and Currency Translation
Unless otherwise indicated, all references to “dollars,” “$,” “U.S. $” or “U.S. dollars” are to the lawful currency of the United States. All references in this Quarterly Report on Form 10-Q to “euro” or “€” are to the currency introduced at the start of the third stage of the European Economic and Monetary Union pursuant to the Treaty establishing the European Community, as amended. We prepare our financial statements in U.S. dollars.
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
Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.122 based on Thomson Reuters as of March 31, 2019.

ii

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share data)

	March 31	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$52,094	$74,867
Short term investments	58,685	53,240
Accounts receivable	7,128	2,701
Prepaid expenses and other current assets	6,379	4,574
Total current assets	124,286	135,382
Property and equipment, net	4,893	5,049
Other non-current assets	1,869	910
Total assets	$131,048	$141,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,728	$3,350
Accrued expenses and other current liabilities	9,216	9,114
Deferred revenues, current portion	28,181	35,612
Total current liabilities	41,125	48,076
Deferred revenue, net of current portion	59,734	53,303
Other long-term liabilities	27	27
Total liabilities	100,886	101,406
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 10,000 shares authorized at March 31, 2019 and December 31, 2018, respectively
Series A Convertible, 2,907 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Series B Convertible, 5,000 shares issued and outstanding at March 31, 2019. No shares issued and outstanding at December 31, 2018.	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 49,151,219 and 54,151,219 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	49	54
Additional paid-in capital	191,224	189,929
Accumulated other comprehensive loss	(2,056)	(2,982)
Accumulated deficit	(159,055)	(147,066)
Total stockholders’ equity	30,162	39,935
Total liabilities and stockholders’ equity	$131,048	$141,341
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31
	2019	2018
Revenue	$8,545	$4,152
Operating expenses
Research and development	14,296	7,936
General and administrative	4,932	4,352
Total operating expenses	19,228	12,288
Loss from operations	(10,683)	(8,136)
Interest income	506	325
Other income (expense), net	(171)	(903)
Loss before income taxes	(10,348)	(8,714)
Provision for income tax	—	—
Net loss	$(10,348)	$(8,714)

Other comprehensive income (loss):
Foreign currency translation	686	(747)
Unrealized gain (loss) on available-for-sale securities	240	(531)
Comprehensive loss	$(9,422)	$(9,992)
Net loss per share
Basic and diluted	$(0.20)	$(0.17)
Weighted average number of common shares outstanding
Basic and diluted	50,873	50,046
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Series A convertible preferred shares		Series B convertible preferred shares		Common Shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity
	No. of shares	Share capital	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2017	5	$—	—	—	45,017	$45	$136,484	$(4,695)	$(120,312)	$11,522
Net loss	—	—	—	—	—	—	—	—	(8,714)	(8,714)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(581)	—	(581)
Unrealized losses on investments	—	—	—	—	—	—	—	(697)	—	(697)
Stock based compensation expense	—	—	—	—	—	—	1,004	—	—	1,004
Issuance of common stock resulting from exercise of stock options	—	—	—	—	513	1	825	—	—	826
Issuance of common stock resulting from exercise of warrants	—	—	—	—	63	—	126	—	—	126
Issuance of common stock net $3,374 in offering costs	—	—	—	—	6,325	6	47,201	—	—	47,207
Preferred stock conversion	(2)	—	—	—	2,056	2	(2)	—	—	—
Balance as of March 31, 2018	3	$—	—	$—	53,974	$54	$185,638	$(5,973)	$(129,026)	$50,693

Balance as of December 31, 2018	3	$—	—	—	54,151	$54	$189,929	$(2,982)	$(147,066)	$39,935
Change in Retained Earnings from adoption of ASC 606	—	—	—	—	—	—	—	—	(1,641)	(1,641)
Net loss	—	—	—	—	—	—	—	—	(10,348)	(10,348)
Foreign currency translation adjustment	—	—	—	—	—	—	—	686	—	686
Unrealized gains on investments, net of $0.1 million of tax	—	—	—	—	—	—	—	240	—	240
Stock based compensation expense	—	—	—	—	—	—	1,290	—	—	1,290
Preferred stock conversion	—	—	5	—	(5,000)	(5)	5	—	—	—
Balance as of March 31, 2019	3	$—	5	$—	49,151	$49	$191,224	$(2,056)	$(159,055)	$30,162
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31
	2019	2018
Operating activities:
Net loss	$(10,348)	$(8,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	166	134
Stock-based compensation	1,290	1,004
Other	(298)	8
Changes in operating assets and liabilities	(5,918)	38,907
Net cash (used in) provided by operating activities	(15,108)	31,339
Investing activities:
Purchases of property and equipment	(121)	(414)
Proceeds from maturity of investments	2,842	3,600
Purchases of investments	(8,037)	(11,479)
Net cash used in investing activities	(5,316)	(8,293)
Financing activities:
Proceeds from exercise of stock options	—	826
Proceeds from exercise of warrants	—	126
Issuance of common stock, net of issuance costs	—	47,207
Net cash provided by financing activities	—	48,159
Effect of exchange rate change on cash and cash equivalents	(2,349)	438
Net increase in cash and cash equivalents	(22,773)	71,643
Cash and cash equivalents at beginning of period	74,867	37,878
Cash and cash equivalents at end of period	$52,094	$109,521
Supplemental cash flow disclosures:
Net unrealized gain (loss) on investments	$330	$(697)
Property and equipment included in accounts payable	$—	$65
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Corporate Information
Pieris Pharmaceuticals, Inc. was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company which was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries, hereinafter collectively Pieris, or the Company, is a clinical-stage biopharmaceutical company that discovers and develops Anticalin®-based drugs to target validated disease pathways in unique and transformative ways. Pieris' corporate headquarters is located in Boston, Massachusetts and its research facility is located in Freising-Weihenstephan, Germany.
Pieris's clinical pipeline includes an immuno-oncology, or IO, bispecific targeting HER2 and 4-1BB, an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, and a half-life-optimized hepcidin-antagonizing Anticalin protein to treat anemia.
The Company’s core Anticalin technology and platform was developed in Germany, and the Company has partnership arrangements with several major multi-national pharmaceutical companies.
As of March 31, 2019, the Company had cash, cash equivalents and investments of $110.8 million. The Company expects that its existing cash, cash equivalents and investments are sufficient to support operating expense and capital expenditure requirements for at least 12 months from the date of this filing.

2.    Summary of Significant Accounting Policies
The Company´s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies, within the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There has been no material change to the significant accounting policies during the three months ended March 31, 2019 other than the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, described in more detail below.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustment, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019.
Basis of Presentation and Use of Estimates
The accompanying condensed consolidated financial statements of Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries were prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated.
The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition; deferred tax assets, deferred tax liabilities and valuation allowances; fair value of stock options and various accruals. Management evaluates its estimates on an ongoing basis. Actual results and outcomes could differ materially from management’s estimates, judgments and assumptions.
Cash, Cash Equivalents and Investments
The Company determines the appropriate classification of its investments at the time of purchase. All liquid investments with original maturities of 90 days or less from the purchase date and for which there is an active market are considered to be cash equivalents. The Company’s current and non-current investments are comprised of money market, asset backed securities, government treasuries and corporate bonds that are classified as available-for-sale in accordance with FASB ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as non-current assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive loss on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of other income. No realized gains were recognized for the three months ended March 31, 2019. Realized losses of approximately $0.2 million were recognized for the three months ended March 31, 2018.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than temporary, the Company considers its intent to sell or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of March 31, 2019, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
Concentration of Credit Risk and Off-Balance Sheet Risk
The Company has no financial instruments with off‑balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject Pieris to concentrations of credit risk include cash and cash equivalents, investments and accounts receivable. The Company’s cash, cash equivalents and investments are held in accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. These amounts, at times, may exceed federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. Accounts receivable primarily consist of amounts due under strategic partnership and other license agreements with major multi-national pharmaceutical companies for which the Company does not obtain collateral.
Fair Value Measurement
The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, or ASC 820, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.

•	Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

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
Revenue Recognition

Pieris has entered into several licensing agreements with collaboration partners for the development of Anticalin therapeutics against a variety of targets. The terms of these agreements provide for the transfer of multiple goods or services which may include: (i) licenses, or options to obtain licenses, to Pieris’s Anticalin technology and/or specific programs and (ii) research and development activities to be performed on behalf of or with a collaborative partner. Payments to Pieris under these agreements may include upfront fees (which include license and option fees), payments for research and development activities, payments based upon the achievement of certain milestones and royalties on product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that could result in material financial consequences to Pieris.

Effective January 1, 2019, the Company adopted ASC 606. The standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods -- full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. The Company elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The reported results for 2019 reflect the application of ASC 606 guidance while the reported results for 2018 were prepared under the guidance of FASB ASC Topic 605, Revenue Recognition, or ASC 605. Furthermore, the Company adopted the contract modification practical expedient set forth in ASC 606 and will reflect the aggregate effect of all modifications that occurred before January 1, 2019 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations. See Note 3 for additional details on these arrangements.

Collaborative Arrangements

The Company considers the nature and contractual terms of an arrangement and assess whether the arrangement involves a joint operating activity pursuant to which it is an active participant and exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and exposed to the significant risks and rewards with respect to the arrangement, it accounts for these arrangement pursuant to ASC 808, Collaborative Arrangements, or ASC 808, and applies a systematic and rational approach to recognize revenue. The Company classifies payments received as revenue and payments made as a reduction of revenue in the period in which they are earned.

Revenue from Contracts with Customers

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied.

The Company evaluates all promised goods and services within a customer contract and determines which of such goods and services are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract.  In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

Licensing arrangements are analyzed to determine whether the promised goods or services, which often include licenses, research and development services and governance committee services, are distinct or whether they must be accounted for as part of a combined performance obligation. If the license is considered not to be distinct, the license would then be combined with other promised goods or services as a combined performance obligation. If the Company is involved in a governance committee, it assesses whether its involvement constitutes a separate performance obligation. When governance committee services are determined to be separate performance obligations, the Company determines the fair value to be allocated to this promised service.

Certain contracts contain optional and additional items, which are considered marketing offers and are accounted for as separate contracts with the customer if such option is elected by the customer, unless the option provides a material right which would not be provided without entering into the contract.  An option that is considered a material right is accounted for as a separate performance obligation.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. A contract may contain variable consideration, including potential payments for both milestone and research and development services. For certain potential milestone payments, the Company estimates the amount of variable consideration by using the most likely amount method. In making this assessment, the Company evaluates factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Each reporting period the Company re-evaluates the probability of achievement of such variable consideration and any related constraints. Pieris will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For potential research and development service payments, the Company estimates the amount of variable consideration by using the expected value method, including any approved budget updates arising from additional research or development services.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price among the performance obligations on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation.

The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations or in the case of certain variable consideration to one or more performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amount the Company would expect to receive for each performance obligation.

When a performance obligation is satisfied, revenue is recognized for the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation on a relative standalone selling price basis. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement.

For performance obligations consisting of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non- refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

Milestones and Royalties

The Company aggregates milestones into four categories: (i) research milestones, (ii) development milestones, (iii) commercial milestones, and (iv) sales milestones. Research milestones are typically achieved upon reaching certain success criteria as defined in each agreement related to developing an Anticalin protein against the specified target. Development milestones are typically reached when a compound reaches a defined phase of clinical research or passes such phase or upon gaining regulatory approvals. Commercial milestones are typically achieved when an approved pharmaceutical product reaches the status for commercial sale, including regulatory approval. Sales milestones are certain defined levels of net sales by the licensee, such as when a product first achieves global sales or annual sales of a specified amount.

There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that all research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur. For revenues from research and development milestones, payments will be recognized consistent with the recognition pattern of the performance obligation to which they relate.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Commercial milestones and sales royalties are determined by sales or usage-based thresholds and will be accounted for under the royalty recognition constraint as constrained variable consideration.

Contract Balances

The Company recognizes a contract asset when the Company transfers goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as a receivable (i.e., accounts receivable). A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities (i.e., deferred revenue) primarily relate to contracts where the Company has received payment but has not yet satisfied the related performance obligations.

In the event of an early termination of a collaboration agreement, any contract liabilities would be recognized in the period in which all Company obligations under the agreement have been fulfilled.

Costs to Obtain and Fulfill a Contract with a Customer

Certain costs to obtain customer contracts, including success-based fees paid to third-party service providers, and costs to fulfill customer contracts are capitalized in accordance with FASB ASC 340, Other Assets and Deferred Costs, or ASC 340. These costs are amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company will expense the amortization of costs to obtain customer contracts to general and administrative expense and costs to fulfill customer contracts to research and development expense.

Impact of Adopting ASC 606 on the Financial Statements

As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to the consolidated balance sheet as of January 1, 2019:

	As Reported, December 31, 2018	ASC 606 Adjustment	Adjusted, January 1, 2019
Consolidated Balance Sheet Data (in thousands):
Prepaid expenses and other current assets	$4,574	$716	$5,290
Other non-current assets	910	1,120	2,030
Total Assets	$141,341	$1,836	$143,177
Deferred revenue, net of current portion	$53,303	$3,477	$56,780
Total Liabilities	101,406	3,477	104,883
Accumulated deficit	(147,066)	(1,641)	(148,707)
Total stockholders' equity	39,935	(1,641)	38,294
Total liabilities and stockholders' equity	$141,341	$1,836	$143,177

These changes were primarily caused by the differences in determining and allocating transaction price under ASC 606 and costs to obtain certain contracts.

The adoption of ASC 606 did not impact income taxes, as the Company fully reserves its net deferred tax assets. Therefore, the change to the Company's net deferred tax asset position due to adoption was offset by a corresponding change to the valuation allowance.

The following table compares the reported condensed consolidated balance sheet, statement of operations, as of and for the three months ended March 31, 2019, to the pro-forma amounts had the previous guidance been in effect:

	March 31, 2019
	As Reported, ASC 606	Adjustments	Adjusted Balance, ASC 605
Condensed Consolidated Balance Sheet Data (in thousands):
Prepaids and other current assets	$6,379	$(643)	$5,736
Other non-current assets	1,869	(1,120)	749
Total Assets	$131,048	$(1,763)	$129,285
Deferred revenues, current portion	28,181	9,431	37,612
Deferred revenue, net of current portion	59,734	(13,439)	46,295
Total Liabilities	100,886	(4,008)	96,878
Accumulated Deficit	(159,055)	2,245	(156,810)
Total stockholders' equity	30,162	2,245	32,407
Total liabilities and stockholders' equity	$131,048	$(1,763)	$129,285

Condensed Consolidated Statement of Operations Data (in thousands):
Revenue	$8,545	$677	$9,222
General and administrative expenses	4,932	(73)	4,859
Loss from operations	(10,683)	604	(10,079)
Loss before income taxes	(10,348)	604	(9,744)
Net loss	$(10,348)	$604	$(9,744)
Comprehensive loss	$(9,422)	$604	$(8,818)

The application of ASC 606 did not have an impact on the Company’s net cash used in operating activities for the year three months ended March 31, 2019 but did result in offsetting adjustments to net loss, change in other current and non-current assets, and the change in deferred revenue presented within the condensed consolidated statements of cash flows for that period.
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-2, Leases (Topic 842), or ASU 2016-2. Subsequently, the FASB also issued ASU 2019-01, Leases (Topic 842), or ASU 2019-01: Codification Improvements, which updated codification language under the standard. Under the amendments in ASU 2016-2, lessees will be required to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. This guidance is effective for public emerging growth companies, like the Company, for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years. Early adoption is permitted. The Company anticipates an effective date of adoption for this standard in the fourth quarter of 2019, retroactive to January 1, 2019, when the Company anticipates losing emerging growth company status. The Company has begun to assess the current state of accounting for leases, to catalog all current leases effected and to review all vendor contracts for the potential existence of a lease in order to understand the gaps between the current state and required future state and to implement the new processes and controls required. The Company currently expects that adoption of this standard will have a material increase on both total assets and liabilities in its condensed consolidated financial statements based upon the Company's current leasing obligations.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718) Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 expands the scope of FASB ASC Topic 718 Compensation - Stock Compensation, or ASC 718, to include share-based payment transactions when acquiring goods and services from nonemployees as part of the ongoing operations of the business. ASU 2018-07 will not apply in financing or revenue-based transactions. Upon adoption of ASU 2018-07, the requirements of ASC 718 will apply such that the Company must establish the value of nonemployee awards at the date of grant, rather than remeasure the value over the life of the award. ASU 2018-07 does not change either the inputs required when pricing the option or the attribution of cost (the vesting pattern and pattern of cost recognition over that period). This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company also adopted this standard in the current quarter and concluded that adoption did not have a material impact on its condensed consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808):Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18.  ASU 2018-18 makes targeted improvements to generally accepted accounting principles for collaborative arrangements, including: (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in Topic 808 to align with the guidance in ASC 606, and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company is currently evaluating the impact of adoption, if any, that this standard may have on its condensed consolidated financial statements.
The Company has considered other recent accounting pronouncements and concluded that they are either not applicable to the business or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

3.    Revenue
General
The Company has not generated revenue from product sales. The Company has generated revenue from contracts with customers (option, license and collaboration agreements), which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments.
During the three months ended March 31, 2019 and 2018, respectively, the Company recognized revenues as follows (in thousands):

	Three Months Ended March 31
	2019	2018
Revenue from contracts with customers	$7,534	$3,444
Collaboration revenue (ASC 808)	1,011	617
Other revenues	—	91
Total Revenue	$8,545	$4,152
Included in the revenue from contracts with customers for the three months ended March 31, 2019 was $4.3 million that was included in the aggregated deferred liability balances at December 31, 2018.
During the three months ended March 31, 2019 and 2018, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended March 31
	2019	2018
Seattle Genetics	$925	$308
AstraZeneca	6,020	2,545
Servier	1,600	1,208
Other	—	91
Total Revenue	$8,545	$4,152

Under the Company´s existing strategic partnerships, the Company could receive the following potential milestone payments (in millions):

	Research, Development & Commercial Milestones	Sales Milestones
Seattle Genetics	$769	$450
AstraZeneca	1,111	960
Servier	971	881
Total potential milestone payments	$2,851	$2,291
Seattle Genetics

On February 8, 2018, the Company entered into a license and collaboration agreement, or the Seattle Genetics Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or the Seattle Genetics Platform License, and together with the Seattle Genetics Collaboration Agreement, the Seattle Genetics Agreements, with Seattle Genetics, Inc., or Seattle Genetics, pursuant to which the parties will develop multiple targeted bispecific IO treatments for solid tumors and blood cancers.

Under the terms of the Seattle Genetics Agreements, the companies will pursue multiple antibody-Anticalin fusion proteins during the research phase. The Seattle Genetics Agreements provide Seattle Genetics a base option to select up to three programs for further development. Prior to the initiation of a pivotal trial, the Company may opt into global co-development and U.S. commercialization of the second program and share in global costs and profits on an equal basis. Seattle Genetics will solely develop, fund and commercialize the other two programs. Seattle Genetics may also decide to select additional candidates from the initial research phase for further development in return for the payment to us of additional fees, milestone payments and royalties.

The Seattle Genetics Platform License grants Seattle Genetics a non-exclusive license to certain intellectual property related to the Anticalin platform technology.

Upon signing the Seattle Genetics Agreements, Seattle Genetics paid the Company a $30.0 million upfront fee and an additional $4.9 million was estimated to be paid for research and development services as reimbursement to the Company through the end of the research term. In addition, the Company may receive tiered royalties on net sales up to the low double-digits and up to $1.2 billion in total success-based research, development, commercial and sales milestones payments across the product candidates, depending on the successful development and commercialization of those candidates. If Seattle Genetics exercises its option to select additional candidates from the initial research phase for further development, payment to Pieris of additional fees, milestone payments and royalties would result.

The term of each of the Seattle Genetics Agreements ends upon the expiration of all of Seattle Genetics’s payment obligations under each such agreement. The Seattle Genetics Collaboration Agreement may be terminated by Seattle Genetics on a product-by-product basis for convenience beginning 12 months after its effective date upon 90 days' notice or, for any program where a pivotal study has been initiated, upon 180 days' notice. Any program may be terminated at Seattle Genetics's option. If any program is terminated by Seattle Genetics after a pre-defined pre-clinical stage, the Company will have full rights to continue such program. If any program is terminated by Seattle Genetics prior to such pre-defined pre-clinical stage, the Company will have the right to continue to develop such program, but will be obligated to offer a co-development option to Seattle Genetics for such program. The Seattle Genetics Collaboration Agreement may also be terminated by Seattle Genetics or the Company for an uncured material breach by the other party upon 90 days' notice, subject to extension for an additional 90 days if the material breach relates to diligence obligations and subject, in all cases, to dispute resolution procedures. The Seattle Genetics Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances, including for reasons of safety, be terminated on a product-by-product basis. Each party may also terminate the Seattle Genetics Agreements if the other party challenges the validity of any patents licensed under the Seattle Genetics Agreements, subject to certain exceptions. The Seattle Genetics Platform License will terminate upon termination of the Seattle Genetics Collaboration Agreement, whether in its entirety or on a product-by-product basis.

The Company determined that the Seattle Genetics Agreements should be combined and evaluated as a single arrangement under ASC 606 as they were executed on the same date. The arrangement with Seattle Genetics provides for the transfer of the following goods or services: (i) three candidate research licenses that each consist of a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services, (ii) research, development and manufacturing services associated with each candidate research license, (iii) participation on various governance committees, and (iv) two antibody target swap options which were assessed as material rights.

Management evaluated all of the promised goods or services within the contract and determined which of those were separate performance obligations. The Company determined that the licenses granted, at arrangement inception, should be combined with the research and development services to be provided for the related antibody target programs as they are not capable of being distinct. A third party would not be able to provide the research and development services due to the specific nature of the intellectual property and knowledge required to perform the services, and Seattle Genetics could not benefit from the licenses without the corresponding services. The Company determined that the participation on the various governance committees was distinct as the services could be performed by an outside party.
As a result, management concluded there are six separate performance obligations at the inception of the Seattle Genetics Agreements: (i) three combined performance obligations, each comprised of a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services for the first three approved Seattle Genetics antibody target programs, (ii) two performance obligations each comprised of a material right for an antibody target swap option for the first and the second approved Seattle Genetics antibody target for no additional consideration, and (iii) one performance obligation comprised of the participation on the various governance committees.

The Company allocated consideration to the performance obligations based on the relative proportion of their standalone selling prices. The Company developed standalone selling prices for licenses by applying a risk adjusted, net present value, estimate of future potential cash flows approach, which included the cost of obtaining research and development services at arm’s length from a third-party provider, as well as internal full-time equivalent costs to support these services. The Company developed the standalone selling price for committee participation by using management’s estimate of the anticipated participation hours multiplied by a market rate for comparable participants.

The transaction price at inception is comprised of fixed consideration of $30.0 million in upfront fees and variable consideration of $4.9 million of estimated research and development services to be reimbursed as research and development occurs through the research term. The $30.0 million upfront fee, which represents the fixed consideration in the transaction price, was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The $4.9 million in variable consideration related to the research and development services is allocated specifically to the three target program performance obligations based upon the budgeted services for each program.

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized straight-line over the anticipated research term for all research programs. As of March 31, 2019, there was $26.4 million of aggregate transaction price allocated to remaining performance obligations.

Under the Seattle Genetics Agreements, the Company is eligible to receive various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that all research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur.

As of March 31, 2019, there is $4.8 million and $17.3 million of current and non-current deferred revenue, respectively, related to the Seattle Genetics Agreements.

AstraZeneca

On May 2, 2017, the Company entered into a license and collaboration agreement, or the AstraZeneca Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or AstraZeneca Platform License, and together with the AstraZeneca Collaboration Agreement, the AstraZeneca Agreements, with AstraZeneca AB, or AstraZeneca, which became effective on June 10, 2017, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the AstraZeneca Agreements the parties will advance several novel inhaled Anticalin proteins.

In addition to the Company’s lead inhaled drug candidate, PRS-060, or the AstraZeneca Lead Product, the Company and AstraZeneca will also collaborate to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products.

The Company is responsible for advancing the AstraZeneca Lead Product through its phase 1 study, with the associated costs funded by AstraZeneca. The parties will collaborate thereafter to conduct a phase 2a study in asthma patients, with AstraZeneca continuing to fund development costs. After completion of the phase 2a study, Pieris has the option to co-develop the AstraZeneca Lead Product and also has the option to co-commercialize the AstraZeneca Lead Product in the United States. For the AstraZeneca Collaboration Products, the Company will be responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca will take the lead on continued development of the AstraZeneca Collaboration Products. The Company has the option to co-develop two of the four AstraZeneca Collaboration Products beginning at a pre-defined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

The term of each of the AstraZeneca Agreements ends upon the expiration of all of AstraZeneca’s payment obligations under such agreement. The AstraZeneca Collaboration Agreement may be terminated by AstraZeneca in its entirety for convenience beginning 12 months after its effective date upon 90 days’ notice or, if the Company has obtained marketing approval for the marketing and sale of a product, upon 180 days’ notice. Each program may be terminated at AstraZeneca’s option; if any program is terminated by AstraZeneca, the Company will have full rights to such program. The AstraZeneca Collaboration Agreement may also be terminated by AstraZeneca or the Company for material breach upon 180 days’ notice of a material breach (or 30 days with respect to payment breach), provided that the applicable party has not cured such breach by the permitted cure period (including an additional 180 days if the breach is not susceptible to cure during the initial 180-day period) and dispute resolution procedures specified in the agreement have been followed. The AstraZeneca Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances be terminated on a product-by-product and/or country-by-country basis. Each party may also terminate an AstraZeneca Agreement if the other party challenges the validity of patents related to certain intellectual property licensed under such AstraZeneca Agreement, subject to certain exceptions for infringement suits, acquisitions and newly-acquired licenses. The AstraZeneca Platform License will terminate upon termination of the AstraZeneca Collaboration Agreement, on a product-by-product and/or country-by-country basis.

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

The collaboration will be managed on an overall basis by a Joint Steering Committee, or JSC, formed by an equal number of representatives from the Company and AstraZeneca. In addition to the JSC, the AstraZeneca Collaboration Agreement also requires each party to designate an alliance manager to facilitate communication and coordination of the parties' activities under the agreement, and further requires participation of both parties on a joint development committee, or JDC, and a commercialization committee. The responsibilities of these committees vary, depending on the stage of development and commercialization of each product.

Under the AstraZeneca Agreements, the Company received an upfront, non-refundable payment of $45.0 million. In addition, the Company will receive payments to conduct a phase 1 clinical study for the AstraZeneca Lead Product. The Company is also eligible to receive research, development, commercial, sales milestone payments and royalty payments. The Company may receive tiered royalties on sales of potential products commercialized by AstraZeneca and for co-developed products, gross margin share on worldwide sales equal dependent on the Company’s level of committed investment.

Prior to the adoption of ASC 606, the budgeted research and development services for the AstraZeneca Lead Product increased and were approved by the JSC. The increases included additional phase 1 services as well as the addition of certain phase 2a services. The Company determined that these increases were contract modifications. Upon the adoption of ASC 606, the Company reflected the aggregate effects of these modifications as of the last modification date.

The Company determined that the AstraZeneca Agreements should be combined and evaluated as a single arrangement under ASC 606 as they were executed on the same date. The arrangement with AstraZeneca, including the impact of any modifications, provides for the transfer of the following goods and services: (i) five non-exclusive platform technology licenses, (ii) research and development license for the AstraZeneca Lead Product, (iii) commercial license for the AstraZeneca Lead Product, (iv) development and manufacturing services for the AstraZeneca Lead Product (or the phase 1 services), (v) technology transfer services for the AstraZeneca Lead Product, (vi) research services related to the AstraZeneca Lead Product, (vii) participation on each of the committees, (viii) four research licenses for the AstraZeneca Collaboration Products, (ix) four commercial licenses for the AstraZeneca Collaboration Products, (x) research services for the AstraZeneca Collaboration Products and (xi) certain phas

e 2a services for the AstraZeneca Lead Product. Additionally, as the development licenses on the four AstraZeneca Collaboration Products may be granted at a discount in the future, the Company determined such discounts should be assessed as material rights at inception.

Management evaluated all of the promised goods or services within the contract and determined which of those were separate performance obligations. The Company determined that the licenses granted for the AstraZeneca Lead Product at the inception of the arrangement should be combined with the research services related to the AstraZeneca Lead Product and the licenses granted for the AstraZeneca Collaboration Products should be combined with the research services for the AstraZeneca Collaboration Products, as the licenses are not capable of being distinct. A third party would not be able to provide the research and development services, due to the specific nature of the intellectual property and knowledge required to perform the services, and AstraZeneca could not benefit from the licenses without the corresponding services. The Company also determined that each of the phase 1 services and the phase 2a services for the AstraZeneca Lead Product were distinct and that the participation on the various committees was also distinct as all of the phase 1 services, phase 2a services and the committee services could be performed by an outside party. The Company determined that the commercial licenses for the AstraZeneca Collaboration Products granted at the inception of the arrangement should be combined with the development licenses for the AstraZeneca Collaboration Products as the company would not benefit from the commercial license without the ability to develop each product.

As a result, management concluded that there were 16 performance obligations: (i) combined performance obligation comprised of a non-exclusive platform technology license, research and development license, and commercial licenses for the AstraZeneca Lead Product and research services for the AstraZeneca Lead Product, (ii) combined performance obligation comprised of development and manufacturing services, and technology transfer services for the AstraZeneca Lead Product, (iii) committee participation, (iv-vii) four combined performance obligations each comprised of a non-exclusive platform technology license, research licenses, and research services for each AstraZeneca Collaboration Product, (viii-xi) four performance obligations comprised of a material right to acquire the development licenses granted for the AstraZeneca Collaboration Products, (xii-xv) four performance obligations comprised of the commercial licenses granted for the AstraZeneca Collaboration Products and (xvi) phase 2a services.

The Company allocated consideration to the performance obligations based on the relative proportion of their standalone selling prices. The Company developed standalone selling prices for licenses and corresponding research services by applying a risk adjusted, net present value, estimate of future potential cash flow approach, which included the cost of obtaining research services at arm’s length from a third-party provider, as well as internal full-time equivalent costs to support these services. The Company developed its standalone selling price for development and manufacturing services and technology transfer services for the AstraZeneca Lead Product using estimated internal and external costs to be incurred.

The Company developed its standalone selling price for committee participation by using management’s estimate of the anticipated participation hours multiplied by a market rate for comparable participants.

The Company developed its standalone selling price for the commercial licenses and material rights granted on the development licenses by probability weighting multiple cash flow scenarios using the income approach.

The transaction price is comprised of fixed consideration of $45.0 million in upfront fees and variable consideration of (i) $14.2 million in estimated phase 1 services, (ii) $12.5 million in milestone payments achieved upon the initiation of a phase 1 study in December 2017, and (iii) $4.7 million in estimated phase 2a services. The $45.0 million upfront fee, which represents the fixed consideration in the transaction price, was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. Variable consideration of $14.2 million is related to the phase 1 services and will be allocated entirely to the performance obligation to which they relate. Variable consideration of $12.5 million related to the phase 1 trial milestone will be allocated by relative selling price to the combined performance obligation comprised of a non-exclusive platform technology license, research and development license and commercial licenses for the AstraZeneca Lead Product and research services for the AstraZeneca Lead Product, and the combined performance obligation comprised of development and manufacturing services and technology transfer services for the AstraZeneca Lead Product performance obligations. Variable consideration of $4.7 million for phase 2a services will be allocated specifically to the related performance obligation.

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of March 31,

2019, there was $39.5 million of aggregate transaction price allocated to remaining performance obligations.

Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of the AstraZeneca Lead Product and the two AstraZeneca Collaboration Products for which the Company has a co-development option. The Company will classify payments made as a reduction of revenue and will classify payments received as revenue in the period they are earned.

Under the AstraZeneca Agreements, the Company is eligible to receive various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that all research and development milestones, other than the phase 1 initiation milestone achieved in December 2017 and included in the impact of adoption of ASC 606, will be constrained until it is deemed probable that a significant revenue reversal will not occur.

As of March 31, 2019, there is $13.1 million and $18.2 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of March 31, 2019, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract is $1.0 million. Amortization during the three months ended March 31, 2019 was $0.1 million.

Servier

On January 4, 2017, the Company entered into a license and collaboration agreement, or Servier Collaboration Agreement, and a non-exclusive Anticalin platform license agreement, or Servier Platform License, and together with the Servier Collaboration Agreement, the Servier Agreements, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, pursuant to which the Company and Servier will initially pursue five bispecific therapeutic programs.

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

Co-Development Collaboration Products may be jointly developed, according to a collaboration plan, through marketing approval from the U.S. Food and Drug Administration or the European Medicines Agency. Servier Worldwide Collaboration Products may be jointly developed, according to a collaboration plan, through specified preclinical activities, at which point Servier becomes responsible for further development of the Collaboration Product.

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

Under the Servier Agreements, the Company received an upfront, non-refundable payment of €30.0 million (approximately $32.0 million). In addition, the Company is eligible to receive research, development, commercial and sales milestone payments as well as tiered royalties up to low double digits on the sales of commercialized products in the Servier territories. The Company achieved two preclinical milestones under the program, one in December 2018 for €0.5 million (approximately $0.6 million) and another in February 2019 for €1.5 million (approximately $1.7 million), both of which became billable on their respective achievement dates.

The initial research collaboration term, as it relates to PRS-332 and Collaboration Products, shall continue for three years from the effective date and may be mutually extended for two one-year terms consecutively applied.

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

As the Company and Servier are considered to be active participants in the Servier Agreements and are exposed to significant risks and rewards, certain units of account within the Servier Agreements are within the scope of ASC 808. The arrangement with Servier provides for the transfer of the following goods and services: (i) five non-exclusive platform technology licenses, (ii) development license for PRS-332, (iii) commercial license for PRS-332, (iv) research and development services for PRS-332, (v) participation on each of the committees, (vi) four research licenses for Collaboration Products, and (vii) research and development services for the Collaboration Products. Additionally, as the development and commercial licenses on the four Collaboration Products may be granted at a discount in the future, the Company determined such discounts should be assessed as material rights at inception.

Management evaluated all of the promised goods or services within the contract and determined which of those were separate performance obligations. The Company determined the licenses granted, at arrangement inception, should be combined with the research and development services to be provided for PRS-332 and Collaboration Products, over the term of the Servier Agreements, as the licenses are not capable of being distinct. A third party would not be able to provide the research and development services, due to the specific nature of the intellectual property and knowledge required to perform the services, and Servier could not benefit from the licenses without the corresponding services. The Company determined that the participation on the various committees was distinct as the services could be performed by an outside party.

As a result, management concluded there are 14 performance obligations at inception of the Servier Agreements. The following performance obligations are within the scope of ASC 808: (i) combined performance obligation comprised of a non-exclusive platform technology license, commercial license, development license and research and development services for PRS-332, (ii) four separate performance obligations each comprised of a combined non-exclusive platform technology license, research license and research and development services for each Co-Developed Collaboration Product (iii) one performance obligation comprised of participation in the various governance committees, and (iv) four combined performance obligations comprised of the development and commercial licenses granted for the Co-Developed Collaboration Products (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in material rights. The following performance obligations are within the scope of ASC 606: (i) two separate performance obligations each comprised of a combined non-exclusive platform technology license, research license and research and development services for each Servier Worldwide Collaboration Product, and (ii) two combined performance obligations comprised of the development and commercial licenses granted for the Servier Worldwide Collaboration Products (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in material rights.

The Company allocated consideration to the performance obligations based on the relative proportion of their standalone selling prices. The Company developed its standalone selling prices for licenses by applying a risk adjusted, net present value, estimate of future potential cash flows approach, which included the cost of obtaining research and development services at arm’s length from a third-party provider, as well as internal full-time equivalent costs to support these services.

The Company developed its estimate of standalone selling price for committee participation by using management’s estimate of the anticipated participation hours multiplied by a market rate for comparable participants.

The Company developed its estimate of standalone selling price for the material rights granted on the development and commercial licenses granted for the Collaboration Products by probability weighting multiple cash flow scenarios using the income approach.

The transaction price at inception is comprised of the fixed upfront fee of €30.0 million (approximately $32.0 million) and was allocated to the performance obligations based on the relative proportion of their standalone selling prices.

The amounts allocated to the performance obligation for PRS-332 and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for PRS-332 and each of the Co-Developed Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Developed Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of March 31, 2019, there was $31.6 million of aggregate transaction price allocated to remaining performance obligations.

Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of PRS-332 and Collaboration Products. The Company will classify payments made as a reduction of revenue and will classify payments received as revenue, in the period they are earned.

Under the Servier Agreements the Company is eligible to receive various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that all research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur.

As of March 31, 2019, there is $7.4 million and $24.2 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of March 31, 2019, the remaining balance of the asset recognized from costs to obtain the Servier contract is $0.5 million.

ASKA

On February 27, 2017 the Company entered into an exclusive option agreement, or the ASKA Option Agreement, with ASKA Pharmaceutical Co., Ltd., or ASKA, pursuant to which Pieris granted ASKA an option to acquire (1) a non-exclusive license to certain intellectual property rights associated with the Company’s Anticalin platform and (2) an exclusive license to certain intellectual property rights specifically related to the Company’s PRS-080 Anticalin protein in order to develop, manufacture, import, sale, export and offer for sale and export any pharmaceutical formulation containing PRS-080, the Company’s PEGylated Anticalin protein targeting hepcidin, or the Licensed Product, in Japan and certain other Asian territories.

Pieris is obliged to use commercially reasonable efforts to complete the phase 2a study for PRS-080 and to submit to ASKA, in writing, the final results of the study when available. Upon receipt, ASKA will have 60 days to evaluate the results of the phase 2a study, or the Evaluation Period. ASKA agreed to notify the Company, in writing, of its decision to exercise its option to acquire rights to the Licensed Product. If the phase 2a study meets the applicable success criteria and ASKA fails to provide notification that it will exercise its option, ASKA shall pay the Company an additional fee within 30 days of the end of the Evaluation Period.

If ASKA exercises the option, ASKA and the Company will enter into a separate definitive arrangement governing the future development and commercialization activities.

The Company determined that the completed phase 2a study represents the sole good or service to be transferred, and the only performance obligation under the ASKA Option Agreement for which an upfront payment of $2.75 million was received from ASKA. The $2.75 million fixed upfront payment represents the transaction price at inception. The additional fee due if the phase 2a study meets the applicable success criteria and ASKA fails to provide notification that it will exercise its option represents variable consideration and will be constrained until it is deemed probable that a significant revenue reversal will not occur.

While the completion of the phase 2a study requires the completion of a number of actions, the Company determined that the finalization of the data and evaluation of results of the phase 2a study is the point at which revenue would be recognized. Therefore, no revenue was recognized in connection with this arrangement for the years ended December 31, 2018 and 2017, respectively. As of March 31, 2019, there is $2.9 million of current deferred revenue related to the ASKA Option Agreement.

In connection with obtaining the contract with ASKA, the Company additionally incurred $0.3 million in third-party service fees which were capitalized in accordance with ASC 340. As of March 31, 2019, the remaining balance of the asset recognized from costs to obtain the ASKA contract is $0.3 million.

Contract Balances
The Company receives payments from its collaboration partners based on payments established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under each arrangement. A contract asset is a conditional right to consideration in exchange for goods or services that the Company has transferred to a customer. Amounts are recorded as accountings receivable when the Company’s right is unconditional.

There were no additions to deferred revenue during the three months ended March 31, 2019 and the reductions in deferred revenue of $4.3 million were a result of ongoing activities to complete performance obligations under the various agreements.

4.    Cash, cash equivalents and investments
As of March 31, 2019 and December 31, 2018, cash, cash equivalents and investments comprised of funds in depository, money market accounts, U.S. treasury securities, asset backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2019
Money market funds, included in cash equivalents	$5,730	$5,730	$—	$—
Investments - U.S. treasuries	12,531	12,531	—	—
Investments - Asset-backed securities	7,230	—	7,230	—
Investments - Corporate bonds	38,924	—	38,924	—
Total	$64,415	$18,261	$46,154	$—

December 31, 2018
Money market funds, included in cash equivalents	$7,791	$7,791	$—	$—
Corporate bonds, included in cash equivalents	10,910	—	10,910	—
Investments - U.S. treasuries	7,518	7,518	—	—
Investments - Asset-backed securities	5,758	—	5,758	—
Investments - Corporate bonds	39,964	—	39,964	—
Total	$71,941	$15,309	$56,632	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of March 31, 2019.

Cash equivalents and investments at March 31, 2019 consist of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
U.S. treasuries	60-165	$12,500	$30	$—	$12,530
Asset-backed securities	106-169	7,207	23	—	7,230
Corporate bonds	1-194	38,787	138	—	38,925
Total		$58,494	$191	$—	$58,685
The Company did not record realized gains or losses from the maturity of available-for-sale securities during the three months ended March 31, 2019. Approximately $0.2 million in realized losses were recognized during the three months ended March 31, 2018.

5.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	March 31	December 31,
	2019	2018
Laboratory equipment	$7,165	$7,431
Office and computer equipment	683	661
Leasehold improvements	322	323
Property and equipment at cost	8,170	8,415
Accumulated depreciation	(3,277)	(3,366)
Property and equipment, net	$4,893	$5,049

6.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31	December 31,
	2019	2018
Accrued license obligations	$2,520	$2,523
Compensation expense	1,083	2,380
Professional fees	1,259	1,945
Research and development fees	2,399	943
Audit and tax fees	616	378
Other current liabilities	1,339	945
Total	$9,216	$9,114

7.    Stockholders´ Equity
The Company had 49,151,219 shares of common stock and 7,907 shares of preferred stock outstanding as of March 31, 2019, both with a par value of $0.001 per share.
Series B Preferred Stock

On January 30, 2019, the Company and certain entities affiliated with Biotechnology Value Fund, L.P., or BVF, entered into an exchange agreement pursuant to which BVF agreed to exchange an aggregate of 5,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 5,000 shares of Series B Preferred Stock. On January 31, 2019, the Company designated 5,000 shares of its authorized and unissued preferred stock as Series B Preferred Stock and filed a Certificate of Designation of Series B Convertible Preferred Stock of Pieris Pharmaceuticals, Inc., or the Series B Certificate of Designation, with the Nevada Secretary of State.

Each share of Series B Preferred Stock is convertible into 1,000 shares of the Company's common stock (subject to adjustment as provided in the Series B Certificate of Designation) at any time at the option of the holder, provided that the holder is prohibited from converting the Series B Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to a conversion, upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company.

In the event of the Company’s liquidation, dissolution or winding up, subject to the rights of holders of Senior Securities (defined below), holders of Series B Preferred Stock are entitled to receive a payment equal to $0.001 per share of Series B Preferred Stock before any proceeds are distributed to the holders of common stock and Junior Securities (defined below) and pari passu with any distributions to the holders of the previously issued Series A convertible preferred stock, or the Series A Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares. However, if the assets of the Company are insufficient to comply with the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the Series B Preferred Stock and Parity Securities (defined below).

Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series B Preferred Stock is required to amend the terms of the Series B Certificate of Designation. Holders of Series B Preferred Stock are entitled to receive any dividends payable to holders of the Company's common stock and rank:

•	senior to all of the Company's common stock;

•
senior to any class or series of capital stock of the Company created after the designation of the Series B Preferred Stock specifically ranking by its terms junior to the Series B Preferred Stock, or the Junior Securities;

•
on parity with all shares of Series A Preferred Stock and any class or series of capital stock of the Company created after the designation of the Series B Preferred Stock specifically ranking by its terms on parity with the Series B Preferred Stock, or the Parity Securities; and

•
junior to any class or series of capital stock of the Company created after the designation of the Series B Preferred Stock specifically ranking by its terms senior to the Series B Preferred Stock, or the Senior Securities;

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends.

8.    Net Loss per Share

Basic net loss per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

For the three months ended March 31, 2019 and 2018, and as calculated using the treasury stock method, approximately 21.6 million and 14.7 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was anti-dilutive.

9.    License and Transfer Agreement

License and Collaboration Agreement with the Technical University of Munich
The Company and the Technical University of Munich, or TUM, initiated discussions in the second quarter of 2018 to clarify, expand and restructure their 2013 research and licensing agreement with TUM, or the TUM License, including the parties’ obligations under the TUM License. The TUM License assigns or exclusively licenses to the Company certain intellectual property related to the Company's Anticalin platform technology. The parties' recent discussions relate to revised commercial terms and to re-initiating additional collaborations between faculty at TUM and the Company.  While an amended and restated

license agreement has not yet been completed, the Company intends to enter into such an amendment. The Company recorded the probable expected impact of the amendment in research and development expense as of December 31, 2018, which is an increase in the Company's financial obligations associated with the TUM License of approximately $2.3 million, for amounts that would be due in 2019 for 2018 and 2017 sub-licensing activities. These discussions may also lead to an increase in the Company's collaborative research activities with TUM.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 18, 2019. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, an IO bispecific targeting HER2 and 4-1BB and a half-life optimized hepcidin-antagonizing Anticalin protein to treat anemia. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our development programs include:

•
PRS-060, our lead respiratory program partnered with AstraZeneca, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

•
We are developing additional respiratory drug candidates beyond PRS-060, within and outside of the AstraZeneca alliance. The AstraZeneca alliance includes four programs beyond PRS-060. We retain co-development and co-commercialization rights to two out of those four programs. We have initiated work on the first two additional programs under the collaboration. We also initiated two new proprietary programs directed at discovering and developing Anticalin proteins for respiratory diseases during 2018. We expect to further expand our respiratory franchise with multiple new projects in 2019.

•
PRS-343, our lead IO program, is a fusion protein comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. PRS-343 is designed to drive tumor localized T-cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first bispecific T-cell costimulatory agonist to enter clinical development.

•
We are also developing additional IO drug candidates that are multispecific Anticalin-based fusion proteins designed to engage immunomodulatory targets and consist of a variety of multifunctional biotherapeutics, including PRS-344, a bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB. PRS-344 is being developed as part of our IO collaboration with Servier.

•
PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. PRS-080 is designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease, or CKD, particularly in end-stage renal disease patients requiring dialysis.

Our programs are in varying stages:

•
PRS-060 was tested in 48 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 single ascending dose, or SAD, study. The drug candidate was safe and well-tolerated in this study. We continue enrolling patients in a multiple ascending dose, or MAD, phase 1 study of PRS-060 versus placebo in mild asthmatics. The MAD study is evaluating safety and tolerability as well as exhaled nitric oxide, an inflammatory marker of allergic asthma. The data from the PRS-060 phase 1 SAD study will be presented at the American Thoracic Society International Conference in May 2019 and the data from the PRS-060 phase 1 MAD study will be presented at an upcoming medical meeting. PRS-060 is the lead drug candidate in Pieris’ respiratory collaboration with AstraZeneca. We are sponsoring the phase 1 studies and AstraZeneca is funding the costs. AstraZeneca will conduct and fund the phase 2a study, after which we will have separate options to co-develop and co-commercialize the drug candidate in the United States.

•	Our other partnered and proprietary respiratory programs are in the discovery stage; the targets and disease areas of these programs are undisclosed.

•
We continue to enroll and treat patients in a phase 1 dose-escalation study of PRS-343 and intend to report comprehensive data from the study in 2019. In August 2018, we initiated a study with PRS-343 in combination with atezolizumab and also intend to report data from this study in 2019.

•
For our other IO drug candidates and programs, we are conducting activities relating to candidate identification, optimization and preclinical evaluation. We have achieved two preclinical milestones in connection with the PRS-344 program, one in December 2018 and another in February 2019, triggering two milestone payments from Servier, and intend to file an IND for the drug candidate in the second half of 2019. We also executed our option to opt-into co-development and United States commercialization of PRS-344 during the first quarter of 2019.

•
We completed dosing for the phase 2a study of PRS-080 in anemic, hemodialysis-dependent CKD patients in 2018 and intend to present data from that study at the 24th European Hematology Association Congress on June 16, 2019. We also plan to share these data with ASKA, at which point ASKA will decide whether to exercise its option to develop and commercialize PRS-080 in Japan and other Asian territories. Additionally, we plan to share the dataset with other parties for potential partnerships outside of the ASKA territories.

Our core Anticalin technology and platform were developed in Germany and we have collaborations with major multi-national pharmaceutical companies. In particular, we have an alliance with AstraZeneca to treat respiratory diseases and partnerships with Servier and Seattle Genetics, both in IO.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three months ended March 31, 2019, we reported a net loss of $10.3 million. For the three months ended March 31, 2018, we reported a net loss of $8.7 million. As of March 31, 2019, we had an accumulated deficit of $159.1 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three months ended March 31, 2019 and 2018 were from license and collaboration agreements with our partners.
A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. At each period end, we remeasure assets and liabilities to the functional currency of that entity (for example, U.S. dollar payables recorded by Pieris Pharmaceuticals GmbH). Remeasurement gains and losses are recorded in the statement of operations line item "Other income (expense), net". All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average rate during the period. Equity transactions are translated using historical exchange rates. All adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss.
Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.
Revenues
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with AstraZeneca, Servier and Seattle Genetics.
The revenues from AstraZeneca, Servier and Seattle Genetics have been comprised primarily of upfront payments, research and development services and milestone payments. For additional information about our revenue recognition policy, see “Note 2—Summary of Significant Accounting Policies”.
Research and Development Expenses
The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the following activities: Our lead respiratory program, PRS-060 and our other respiratory programs, our IO programs, currently comprised of PRS-343 as well as multiple additional proprietary and partnered programs, including PRS-344. These programs consume a large proportion of our current, as well as projected, resources.
Our research and development costs include costs that are directly attributable to the creation of certain of our Anticalin drug candidates and are comprised of:

•	internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs; and

•	fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing and related testing and clinical trial activities.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, employee benefits, equity compensation and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services.

Results of Operations
Comparison of the three months ended March 31, 2019 and 2018

The following table sets forth our revenues and operating expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31
	2019	2018
Revenues	$8,545	$4,152

Research and development expenses	14,296	7,936
General and administrative expenses	4,932	4,352
Total operating expenses	19,228	12,288

Interest income	506	325
Other income (expense), net	(171)	(903)
Loss before income taxes	(10,348)	(8,714)
Provision for income tax	—	—
Net loss	$(10,348)	$(8,714)
Revenues
The following table provides a comparison of revenues for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31
	2019	2018	Increase/(Decrease)
Revenue from contract with customers	$7,534	$3,444	$4,090
Collaboration revenue (ASC 808)	1,011	617	394
Other	—	91	(91)
Total Revenue	$8,545	$4,152	$4,393

•
The $4.1 million increase in revenues from license fees in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily relates to the increased level of activities with respect to our collaboration agreement with AstraZeneca, specifically PRS-060, as well as full quarter of revenue recognized for our collaboration with Seattle Genetics.

•
The $0.4 million increase in revenues from research and development services in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 relates to increased research and development activities under our collaboration with Servier.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31
	2019	2018	Increase/(Decrease)
Respiratory	$3,233	$1,302	$1,931
Immuno-oncology	5,774	2,006	3,768
Anemia	125	871	(746)
Other R&D activities	5,164	3,757	1,407
Total	$14,296	$7,936	$6,360

•
The $1.9 million increase for our respiratory programs period-over-period is due primarily to increases to our ongoing CMC costs incurred for phase 2a readiness for PRS-060 along with other preclinical and lab supplies spending as we initiate proprietary and partnered respiratory programs;

•
The $3.8 million increase in our immuno-oncology program spending period-over-period is due primarily to an increase in clinical trials costs incurred for PRS-343 and drug product manufacturing for PRS-344;

•	The $0.7 million decrease for our anemia program, PRS-080, period-over-period is mainly due to lower clinical costs as the phase 2a study winds down; and

•
The $1.4 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, due to an overall increase in headcount, and an increase in recruiting and professional services costs.

General and Administrative Expenses
General and administrative expenses were $4.9 million for the three months ended March 31, 2019 as compared to $4.4 million for the three months ended March 31, 2018. The period-over-period increase is due to higher salary and benefit costs due to an overall increase in headcount, as well as an increase in audit and tax expense.
Non-operating income (expense), net
Our non-operating income was $0.3 million for the three months ended March 31, 2019 as compared to a net non-operating expense of $0.6 million for the three months ended March 31, 2018. This increase is due to higher interest income as a result of higher interest rates despite having a smaller portfolio, and a strengthening U.S. dollar in 2019 compared to a weakening U.S. dollar in the same quarter in 2018 which resulted in lower realized losses in the current period.
Liquidity and Capital Resources
Through March 31, 2019, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of March 31, 2019, we had a total of $110.8 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three months ended March 31, 2019 and 2018, respectively, and have a total accumulated deficit of $159.1 million as of March 31, 2019.
We have several research and development programs underway in varying stages of development and we expect they will continue to require increasing amounts of cash for development, conducting clinical trials and testing and manufacturing of product material. We expect cash necessary to fund operations will increase significantly over the next several years as we continue to conduct these activities necessary to pursue governmental regulatory approval of clinical-stage programs and our other product candidates.
The following table provides a summary of operating, investing and financing cash flows for the three months ended March 31, 2019 and 2018 respectively (in thousands):

	Three Months Ended March 31
	2019	2018
Net cash provided by (used in) operating activities	(15,108)	31,339
Net cash used in investing activities	(5,316)	(8,293)
Net cash provided by financing activities	—	48,159
There was a $46.4 million change in net cash from operating activities, as the net cash used in operating activities was $15.1 million for the three months ended March 31, 2019 compared to net cash provided by operating activities of $31.3 million for the three months ended March 31, 2018. The change is driven by lower accounts receivable and higher deferred revenue ($44.5 million in total) as a result of upfront payments from Seattle Genetics and milestone payments from AstraZeneca, which totaled $42.5 million during the quarter ended March 31, 2018. Additionally, there was a $1.6 million increase in the net loss in 2019 compared to 2018.
The decrease in net cash used in investing activities for the three months ended March 31, 2019 compared to the same period in 2018 is mainly attributable to higher investment purchases in the prior year compared to 2019.
There were no financing activities in first quarter of 2019. This is compared to $47.2 million in proceeds due to the issuance of common stock under our 2018 Offering along with $1.0 million of proceeds from the exercise of warrants and stock options for the three months ended March 31, 2018.

We expect that our existing cash, cash equivalents and investments will enable us to fund our operational and capital expenditure requirements for at least twelve months from the issuance date of these financial statements. Any requirements for additional capital will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the cost of manufacturing clinical supplies and establishing commercial supplies of our drug candidates and any products that we may develop;

•	the number and characteristics of drug candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Due to the often-volatile nature of the financial markets, equity and debt financing(s) may be difficult to obtain. In addition, any unfavorable development or delay in the progress of our core clinical-stage programs including PRS-060 and PRS-343 could have a material adverse impact on our ability to raise additional capital.
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
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2018 for a discussion of our critical accounting policies and estimates. There has been one material change to the critical accounting policies during the three months ended March 31, 2019. This change is related to revenue recognition and is described in “Note 2—Summary of Significant Accounting Policies”.
This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. generally accepted accounting principles. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that our most critical accounting policies are those relating to revenue recognition, contingencies, research and development expense and income taxes, and there have been significant changes to our revenue recognition, multiple-element and milestone accounting policies discussed in the Annual Report.  Please refer to “Note 2—Summary of Significant Accounting Policies” for the updated revenue recognition policy that encompasses the changes to the historical revenue recognition, multiple-element and milestone accounting policies.
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
Emerging Growth Company and Smaller Reporting Company Status
The Jumpstart Our Business Startups Act of 2012 establishes a class of company called an “emerging growth company,” which generally is a company whose initial public offering was completed after December 8, 2011 and had total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year. Additionally, Section 12b-2 of the Exchange Act establishes a class of company called a “smaller reporting company” which, effective September 10, 2018, was amended to include companies with a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available. Currently, we qualify as both an emerging growth company and a smaller reporting company.
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

•
A requirement to comply with the requirement of auditor attestation of management’s assessment of internal control over financial reporting, which is required for other public reporting companies by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of March 31, 2019 as a result of the previously reported material weakness discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the year ended December 31, 2018, we concluded that we had a material weakness relating to our income tax provision process, including the evaluation of any changes resulting from the recently enacted Tax Cuts and Jobs Act, or the TCJA. The material weakness created a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. The material weakness did not result in any misstatement or correction in the provision for income taxes prior to the issuance of the 2018 consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Management has undertaken a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes enhancing our tax provision process, including the ongoing impact from the TCJA. We may also retain additional expert assistance, as needed, in the preparation and review of our tax provision.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Certificate of Designation of Series B Convertible Preferred Stock of Pieris Pharmaceuticals, Inc.		Exhibit 3.1 to the Registrant’s Current Report on Form 8-K	February 4, 2019	001-37471
10.1
Exchange Agreement by and among Pieris Pharmaceuticals, Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P., dated as of January 30, 2019
			Exhibit 10.1 to the Registrant’s Current Report on Form 8-K	February 4, 2019	001-37471
31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

May 10, 2019	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

May 10, 2019	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer
(Principal Financial and Accounting Officer)