Form 10-Q
period 2019-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2019-08-09
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act:

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

1

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of August 5, 2019, the registrant had 49,392,706 shares of common stock outstanding.

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
Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1368 based on Thomson Reuters as of June 30, 2019.

ii

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	June 30	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$54,901	$74,867
Short term investments	44,782	53,240
Accounts receivable	7,174	2,701
Prepaid expenses and other current assets	4,605	4,574
Total current assets	111,462	135,382
Property and equipment, net	7,888	5,049
Other non-current assets	11,490	910
Total assets	$130,840	$141,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,031	$3,350
Accrued expenses and other current liabilities	8,491	9,114
Deferred revenues, current portion	28,406	35,612
Total current liabilities	40,928	48,076
Deferred revenue, net of current portion	58,110	53,303
Other long-term liabilities	12,317	27
Total liabilities	111,355	101,406
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively
Series A Convertible, 2,907 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Series B Convertible, 5,000 shares issued and outstanding at June 30, 2019. No shares issued and outstanding at December 31, 2018.	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 49,261,517 and 54,151,219 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	49	54
Additional paid-in capital	192,956	189,929
Accumulated other comprehensive loss	(2,707)	(2,982)
Accumulated deficit	(170,813)	(147,066)
Total stockholders’ equity	19,485	39,935
Total liabilities and stockholders’ equity	$130,840	$141,341
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenue	$5,332	$11,691	$13,877	$15,843
Operating expenses
Research and development	13,373	9,155	27,669	17,091
General and administrative	4,189	4,779	9,121	9,131
Total operating expenses	17,562	13,934	36,790	26,222
Loss from operations	(12,230)	(2,243)	(22,913)	(10,379)
Interest income	449	662	955	987
Other income (expense), net	23	1,230	(148)	327
Loss before income taxes	(11,758)	(351)	(22,106)	(9,065)
Income tax benefit	—	(148)	—	(148)
Net loss	$(11,758)	$(203)	$(22,106)	$(8,917)

Other comprehensive income (loss):
Foreign currency translation	(414)	1,266	272	519
Unrealized (loss) gain on available-for-sale securities	(237)	2,133	3	1,602
Comprehensive (loss) income	$(12,409)	$3,196	$(21,831)	$(6,796)
Net loss per share
Basic and diluted	$(0.24)	$—	$(0.44)	$(0.17)
Weighted average number of common shares outstanding
Basic and diluted	49,204	53,983	50,034	52,025
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share data)
For the Three Months Ended June 30

	Series A convertible preferred shares		Series B convertible preferred shares		Common Shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital	No. of shares	Share capital
Balance as of March 31, 2018	2,907	$—	—	—	53,974	$54	$185,638	$(5,974)	$(129,026)	$50,692
Net loss	—	—	—	—	—	—	—	—	(203)	(203)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,266	—	1,266
Unrealized gains/(losses) on investments	—	—	—	—	—	—	—	2,134	—	2,134
Stock based compensation expense	—	—	—	—	—	—	1,360	—	—	1,360
Issuance of common stock resulting from exercise of stock options	—	—	—	—	6	—	13	—	—	13
Issuance of common stock resulting from exercise of warrants	—	—	—	—	28	—	55	—	—	55
Balance as of June 30, 2018	2,907	$—	—	$—	54,008	$54	$187,066	$(2,574)	$(129,229)	$55,317

Balance as of March 31, 2019	2,907	$—	5,000	—	49,151	$49	$191,224	$(2,056)	$(159,055)	$30,162
Net loss	—	—	—	—	—	—	—	—	(11,758)	(11,758)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(414)	—	(414)
Unrealized gains/(losses) on investments	—	—	—	—	—	—	—	(237)	—	(237)
Stock based compensation expense	—	—	—	—	—	—	1,452	—	—	1,452
Issuance of common stock resulting from exercise of stock options	—	—	—	—	50	—	97	—	—	97
Issuance of common stock from employee stock purchase plan	—	—	—	—	58	—	178	—	—	178
Issuance of common stock resulting from exercise of warrants	—	—	—	—	3	—	5	—	—	5
Balance as of June 30, 2019	2,907	$—	5,000	$—	49,262	$49	$192,956	$(2,707)	$(170,813)	$19,485

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands, except per share data)
For the Six Months Ended June 30

	Series A convertible preferred shares		Series B convertible preferred shares		Common Shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2017	4,963	$—	—	—	45,017	$45	$136,484	$(4,695)	$(120,312)	$11,522
Net loss	—	—	—	—	—	—	—	—	(8,917)	(8,917)
Foreign currency translation adjustment	—	—	—	—	—	—	—	519	—	519
Unrealized gains/(losses) on investments	—	—	—	—	—	—	—	1,602	—	1,602
Stock based compensation expense	—	—	—	—	—	—	2,364	—	—	2,364
Issuance of common stock resulting from exercise of stock options	—	—	—	—	519	1	838	—	—	839
Issuance of common stock resulting from exercise of warrants	—	—	—	—	91	—	181	—	—	181
Issuance of common stock net $3,374 in offering costs	—	—	—	—	6,325	6	47,201	—	—	47,207
Preferred stock conversion	(2,056)	—	—	—	2,056	2	(2)	—	—	—
Balance as of June 30, 2018	2,907	$—	—	$—	54,008	$54	$187,066	$(2,574)	$(129,229)	$55,317

Balance as of December 31, 2018	2,907	$—	—	—	54,151	$54	$189,929	$(2,982)	$(147,066)	$39,935
Change in Retained Earnings from adoption of ASC 606	—	—	—	—	—	—	—	—	(1,641)	(1,641)
Net loss	—	—	—	—	—	—	—	—	(22,106)	(22,106)
Foreign currency translation adjustment	—	—	—	—	—	—	—	272	—	272
Unrealized gains/(losses) on investments, net of $0.1 million of tax	—	—	—	—	—	—	—	3	—	3
Stock based compensation expense	—	—	—	—	—	—	2,742	—	—	2,742
Issuance of common stock resulting from exercise of stock options	—	—	—	—	50	—	97	—	—	97
Issuance of common stock from employee stock purchase plan	—	—	—	—	58	—	178	—	—	178
Issuance of common stock resulting from exercise of warrants	—	—	—	—	3	—	5	—	—	5
Preferred stock conversion	—	—	5,000	—	(5,000)	(5)	5	—	—	—
Balance as of June 30, 2019	2,907	$—	5,000	$—	49,262	$49	$192,956	$(2,707)	$(170,813)	$19,485
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30
	2019	2018
Operating activities:
Net loss	$(22,106)	$(8,917)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	208	275
Stock-based compensation	2,742	2,355
Deferred rent expense	588	—
Other	(151)	54
Changes in operating assets and liabilities	(7,122)	28,584
Net cash (used in) provided by operating activities	(25,841)	22,351
Investing activities:
Purchases of property and equipment	(1,054)	(808)
Proceeds from maturity of investments	35,647	10,974
Purchases of investments	(26,997)	(67,222)
Net cash provided by (used in) investing activities	7,596	(57,056)
Financing activities:
Proceeds from exercise of stock options	97	839
Proceeds from exercise of warrants	5	182
Proceeds from employee stock purchase plan	178	—
Issuance of common stock, net of issuance costs	—	47,207
Net cash provided by financing activities	280	48,228
Effect of exchange rate change on cash and cash equivalents	(2,001)	(825)
Net (decrease) increase in cash and cash equivalents	(19,966)	12,698
Cash and cash equivalents at beginning of period	74,867	37,878
Cash and cash equivalents at end of period	$54,901	$50,576
Supplemental cash flow disclosures:
Net unrealized gain on investments	$93	$1,667
Property and equipment included in accounts payable	$31	$202
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
Pieris's clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, an immuno-oncology, or IO, bispecific targeting HER2 and 4-1BB, and a half-life-optimized hepcidin-antagonizing Anticalin protein to treat anemia.
The Company’s core Anticalin technology and platform was developed in Germany, and the Company has partnership arrangements with several major multi-national pharmaceutical companies.
As of June 30, 2019, the Company had cash, cash equivalents and investments of $99.7 million. The Company expects that its existing cash, cash equivalents and investments are sufficient to support operating expense and capital expenditure requirements for at least 12 months from the date of this filing.

2.    Summary of Significant Accounting Policies
The Company´s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies, within the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There has been no material change to the significant accounting policies during the six months ended June 30, 2019 other than the adoption of Financial

Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, described in more detail below.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustment, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019.
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
Cash, Cash Equivalents and Investments
The Company determines the appropriate classification of its investments at the time of purchase. All liquid investments with original maturities of 90 days or less from the purchase date and for which there is an active market are considered to be cash equivalents. The Company’s investments are comprised of money market, asset backed securities, government treasuries and corporate bonds that are classified as available-for-sale in accordance with FASB ASC 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets. Investments are classified as non-current assets on the balance sheets if (i) the Company has the intent and ability to hold the investments for a period of at least one year and (ii) the contractual maturity date of the investments is greater than one year.

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive loss on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of other income. Realized gains of $0.1 million were recognized for the three and six months ended June 30, 2019. Realized gains of approximately $0.1 million and realized losses $0.1 million were recognized for the three and six months ended June 30, 2018.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than temporary, the Company considers its intent to sell or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2019, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
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

Collaborative Arrangements

The Company considers the nature and contractual terms of an arrangement and assess whether the arrangement involves a joint operating activity pursuant to which it is an active participant and exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and exposed to the significant risks and rewards with respect to the arrangement, it accounts for these arrangements pursuant to ASC 808, Collaborative Arrangements, or ASC 808, and applies a systematic and rational approach to recognize revenue. The Company classifies payments received as revenue and payments made as a reduction of revenue in the period in which they are earned.

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

The following table compares the reported condensed consolidated balance sheet and statement of operations, as of June 30, 2019 and for the three and six months ended June 30, 2019, to the pro-forma amounts had the previous guidance been in effect:

	June 30, 2019
	As Reported, ASC 606	Adjustments	Adjusted Balance, ASC 605
Condensed Consolidated Balance Sheet Data (in thousands):
Prepaids and other current assets	$4,605	$(604)	$4,001
Other non-current assets	11,490	(1,120)	10,370
Total Assets	$130,840	$(1,724)	$129,116
Deferred revenues, current portion	28,406	8,689	37,095
Deferred revenue, net of current portion	58,110	(11,644)	46,466
Total Liabilities	111,355	(2,955)	108,400
Accumulated Deficit	(170,813)	1,231	(169,582)
Total stockholders' equity	19,485	1,231	20,716
Total liabilities and stockholders' equity	$130,840	$(1,724)	$129,116

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Reported, ASC 606	Adjustments	Adjusted Balance, ASC 605	As Reported, ASC 606	Adjustments	Adjusted Balance, ASC 605
Condensed Consolidated Statement of Operations Data (in thousands):
Revenue	$5,332	$(1,199)	$4,133	$13,877	$(522)	$13,355
General and administrative expenses	4,189	(39)	4,150	9,121	(112)	9,009
Loss from operations	(12,230)	(1,238)	(13,468)	(22,913)	(634)	(23,547)
Loss before income taxes	(11,758)	(1,238)	(12,996)	(22,106)	(634)	(22,740)
Net loss	$(11,758)	$(1,238)	$(12,996)	$(22,106)	$(634)	$(22,740)
Comprehensive loss	$(12,409)	$(1,238)	$(13,647)	$(21,831)	$(634)	$(22,465)

The application of ASC 606 did not have an impact on the Company’s net cash used in operating activities for the six months ended June 30, 2019 but did result in offsetting adjustments to net loss, change in other current and non-current assets, and the change in deferred revenue presented within the condensed consolidated statements of cash flows for that period.
Operating Leases

The Company leases its office and laboratory facilities and certain lease agreements contain free or escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease with the difference between the expense and the payments recorded as deferred rent on the consolidated balance sheets. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term. Funding of leasehold improvements by the Company’s landlord are accounted for as a tenant improvement allowance and are amortized as a reduction of rent expense over the term of the lease. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life or the remaining lease term.
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
During the three and six months ended June 30, 2019 and 2018, respectively, the Company recognized revenues as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenue from contracts with customers	$4,934	$11,224	$12,468	$14,668
Collaboration revenue (ASC 808)	398	467	1,409	1,084
Other revenues	—	—	—	91
Total Revenue	$5,332	$11,691	$13,877	$15,843
Included in the revenue from contracts with customers for the three and six months ended June 30, 2019 was $2.4 million and $6.5 million, respectively, that was included in the aggregated deferred liability balances at December 31, 2018.
During the three and six months ended June 30, 2019 and 2018, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Seattle Genetics	$504	$2,425	$1,429	$2,731
AstraZeneca	3,888	6,390	9,908	8,937
Servier	940	1,419	2,540	2,627
Other	—	1,457	—	1,548
Total Revenue	$5,332	$11,691	$13,877	$15,843

Under the Company´s existing strategic partnerships, the Company could receive the following potential milestone payments (in millions):

	Research, Development & Commercial Milestones	Sales Milestones
Seattle Genetics	$769	$450
AstraZeneca	1,111	960
Servier	984	892
Total potential milestone payments	$2,864	$2,302
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

Management evaluated all of the promised goods or services within the contract and determined which such goods and services were separate performance obligations. The Company determined that the licenses granted, at arrangement inception, should be combined with the research and development services to be provided for the related antibody target programs as they are not capable of being distinct. A third party would not be able to provide the research and development services due to the specific nature of the intellectual property and knowledge required to perform the services, and Seattle Genetics could not benefit from the licenses without the corresponding services. The Company determined that the participation on the various governance committees was distinct as the services could be performed by an outside party.
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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized straight-line over the anticipated research term for all research programs. As of June 30, 2019, there was $26.1 million of aggregate transaction price allocated to remaining performance obligations.

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

As of June 30, 2019, there is $6.6 million and $15.3 million of current and non-current deferred revenue, respectively, related to the Seattle Genetics Agreements.

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

The term of each of the AstraZeneca Agreements ends upon the expiration of all of AstraZeneca’s payment obligations under such agreement. The AstraZeneca Collaboration Agreement may be terminated by AstraZeneca in its entirety for convenience beginning 12 months after its effective date upon 90 days’ notice or, if the Company has obtained marketing approval for the marketing and sale of a product, upon 180 days’ notice. Each program may be terminated at AstraZeneca’s option; if any program is terminated by AstraZeneca, the Company will have full rights to such program. The AstraZeneca Collaboration Agreement may also be terminated by AstraZeneca or the Company for material breach upon 180 days’ notice of a material breach (or 30 days with respect to payment breach), provided that the applicable party has not cured such breach by the permitted cure period (including an additional 180 days if the breach is not susceptible to cure during the initial 180-day period) and dispute resolution procedures specified in the agreement have been followed. The AstraZeneca Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances be terminated on a product-by-product and/or country-by-country basis. Each party may also terminate an AstraZeneca Agreement if the other party challenges the validity of patents related to certain intellectual property licensed under such AstraZeneca Agreement, subject to certain exceptions for infringement suits, acquisitions and newly-

acquired licenses. The AstraZeneca Platform License will terminate upon termination of the AstraZeneca Collaboration Agreement, on a product-by-product and/or country-by-country basis.

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

The Company determined that the AstraZeneca Agreements should be combined and evaluated as a single arrangement under ASC 606 as they were executed on the same date. The arrangement with AstraZeneca, including the impact of any modifications, provides for the transfer of the following goods and services: (i) five non-exclusive platform technology licenses, (ii) research and development license for the AstraZeneca Lead Product, (iii) commercial license for the AstraZeneca Lead Product, (iv) development and manufacturing services for the AstraZeneca Lead Product (or the phase 1 services), (v) technology transfer services for the AstraZeneca Lead Product, (vi) research services related to the AstraZeneca Lead Product, (vii) participation on each of the committees, (viii) four research licenses for the AstraZeneca Collaboration Products, (ix) four commercial licenses for the AstraZeneca Collaboration Products, (x) research services for the AstraZeneca Collaboration Products and (xi) certain phase 2a services for the AstraZeneca Lead Product. Additionally, as the development licenses on the four AstraZeneca Collaboration Products may be granted at a discount in the future, the Company determined such discounts should be assessed as material rights at inception.

Management evaluated all of the promised goods or services within the contract and determined which such goods and services were separate performance obligations. The Company determined that the licenses granted for the AstraZeneca Lead Product at the inception of the arrangement should be combined with the research services related to the AstraZeneca Lead Product and the licenses granted for the AstraZeneca Collaboration Products should be combined with the research services for the AstraZeneca Collaboration Products, as the licenses are not capable of being distinct. A third party would not be able to provide the research and development services, due to the specific nature of the intellectual property and knowledge required to perform the services, and AstraZeneca could not benefit from the licenses without the corresponding services. The Company also determined that each of the phase 1 services and the phase 2a services for the AstraZeneca Lead Product were distinct and that the participation on the various committees was also distinct as all of the phase 1 services, phase 2a services and the committee services could be performed by an outside party. The Company determined that the commercial licenses for the AstraZeneca Collaboration Products granted at the inception of the arrangement should be combined with the development licenses for the AstraZeneca Collaboration Products as the company would not benefit from the commercial license without the ability to develop each product.

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

The transaction price is comprised of fixed consideration of $45.0 million in upfront fees and variable consideration of (i) $14.2 million in estimated phase 1 services, (ii) $12.5 million in milestone payments achieved upon the initiation of a phase 1 study in December 2017, and (iii) $4.7 million in estimated phase 2a services. The $45.0 million upfront fee, which represents the fixed consideration in the transaction price, was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. Variable consideration of $14.2 million is related to the phase 1 services and will be allocated entirely to the performance obligation to which they relate. Variable consideration of $12.5 million related to the phase 1 trial milestone was allocated by relative selling price to the combined performance obligation comprised of a non-exclusive platform technology license, research and development license and commercial licenses for the AstraZeneca Lead Product and research services for the AstraZeneca Lead Product, and the combined performance obligation comprised of development and manufacturing services and technology transfer services for the AstraZeneca Lead Product performance obligations. Variable consideration of $4.7 million for phase 2a services was allocated specifically to the related performance obligation.

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of June 30, 2019, there was $36.2 million of aggregate transaction price allocated to remaining performance obligations.

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

As of June 30, 2019, there is $12.1 million and $18.2 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of June 30, 2019, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract is $1.0 million. Amortization during the three months ended June 30, 2019 was immaterial and during the six months ended June 30, 2019 was $0.1 million.

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

Management evaluated all of the promised goods or services within the contract and determined which such goods and services were separate performance obligations. The Company determined the licenses granted, at arrangement inception, should be combined with the research and development services to be provided for PRS-332 and Collaboration Products, over the term of the Servier Agreements, as the licenses are not capable of being distinct. A third party would not be able to provide the research and development services, due to the specific nature of the intellectual property and knowledge required to perform the services, and Servier could not benefit from the licenses without the corresponding services. The Company determined that the participation on the various committees was distinct as the services could be performed by an outside party.

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

The amounts allocated to the performance obligation for PRS-332 and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for PRS-332 and each of the Co-Developed Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Developed Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of June 30, 2019, there was $31.4 million of aggregate transaction price allocated to remaining performance obligations.

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

As of June 30, 2019, there is $6.8 million and $24.6 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of June 30, 2019, the remaining balance of the asset recognized from costs to obtain the Servier contract is $0.5 million.

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

While the completion of the phase 2a study requires the completion of a number of actions, the Company determined that the finalization of the data and evaluation of results of the phase 2a study is the point at which revenue would be recognized. Therefore, no revenue was recognized in connection with this arrangement for the years ended December 31, 2018 and 2017, respectively. As of June 30, 2019, there is $2.9 million of current deferred revenue related to the ASKA Option Agreement.

In connection with obtaining the contract with ASKA, the Company additionally incurred $0.3 million in third-party service fees which were capitalized in accordance with ASC 340. As of June 30, 2019, the remaining balance of the asset recognized from costs to obtain the ASKA contract is $0.3 million.

Contract Balances
The Company receives payments from its collaboration partners based on payments established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under each arrangement. A contract asset is a conditional right to consideration in exchange for goods or services that the Company has transferred to a customer. Amounts are recorded as accounts receivable when the Company’s right is unconditional.

There were no additions to deferred revenue during the three and six months ended June 30, 2019 and the reductions in deferred revenue of $2.4 million and $6.5 million, respectively, were a result of ongoing activities to complete performance obligations under the various agreements.

4.    Cash, cash equivalents and investments
As of June 30, 2019 and December 31, 2018, cash, cash equivalents and investments comprised of funds in depository, money market accounts, U.S. treasury securities, asset backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2019
Money market funds, included in cash equivalents	$11,429	$11,429	$—	$—
Corporate bonds, included in cash equivalents	2,598	—	2,598	—
Investments - U.S. treasuries	6,592	6,592	—	—
Investments - Asset-backed securities	10,041	—	10,041	—
Investments - Corporate bonds	28,149	—	28,149	—
Total	$58,809	$18,021	$40,788	$—

December 31, 2018
Money market funds, included in cash equivalents	$7,791	$7,791	$—	$—
Corporate bonds, included in cash equivalents	10,910	—	10,910	—
Investments - U.S. treasuries	7,518	7,518	—	—
Investments - Asset-backed securities	5,758	—	5,758	—
Investments - Corporate bonds	39,964	—	39,964	—
Total	$71,941	$15,309	$56,632	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of June 30, 2019.
Investments at June 30, 2019 consist of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
U.S. treasuries	62-259	$6,587	$5	$—	$6,592
Asset-backed securities	15-233	10,050	5	(14)	10,041
Corporate bonds	23-242	28,191	8	(50)	28,149
Total		$44,828	$18	$(64)	$44,782
The Company recorded realized gains of $0.1 million from the maturity of available-for-sale securities during the three and six months ended June 30, 2019, respectively. The Company recorded $0.1 million of realized gains and $0.1 million in realized losses during the three and six months ended June 30, 2018, respectively.

5.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	June 30	December 31,
	2019	2018
Laboratory equipment	$8,109	$7,431
Office and computer equipment	692	661
Leasehold improvements	2,444	323
Property and equipment at cost	11,245	8,415
Accumulated depreciation	(3,357)	(3,366)
Property and equipment, net	$7,888	$5,049

6.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30	December 31,
	2019	2018
Accrued license obligations	$2,552	$2,523
Compensation expense	1,779	2,380
Professional fees	1,366	1,945
Research and development fees	1,409	943
Audit and tax fees	317	378
Other current liabilities	1,068	945
Total	$8,491	$9,114

7.    Stockholders´ Equity
The Company had 49,261,517 shares of common stock and 7,907 shares of preferred stock outstanding as of June 30, 2019, both with a par value of $0.001 per share.
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
2019 Employee, Director and Consultant Equity Incentive Plan

At the Annual Shareholder Meeting, held on July 31, 2019, the shareholders approved the 2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan. The 2019 Plan permits the Company to issue up to 2,750,000 shares of common stock pursuant to awards granted under the 2019 Plan. Upon approval of the 2019 Plan, the 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan, was terminated; all unissued options will be cancelled and no additional awards will be made thereunder. All outstanding awards under the 2018 Plan will remain in effect and any awards forfeited from the outstanding awards will be recycled into the 2019 Plan. There were approximately 931,896 shares remaining and available for grant under the 2018 Plan that terminated with the 2018 Plan.
Open Market Sale Agreement
On August 9, 2019, subsequent to quarter end, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share (the “Common Stock”), having aggregate gross sales proceeds of $50.0 million (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sales agent. To date, the Company has not sold any Shares under the Sales Agreement. See Part II, Item 5 “Other Information” for additional information regarding the sale of the Shares.

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

For the three months ended June 30, 2019 and 2018, and as calculated using the treasury stock method, approximately 21.6 million and 14.7 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was anti-dilutive.

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

10.    Leases

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

The Halbergmoos lease included $11.7 million of tenant improvements allowance for normal tenant improvements, for which construction began in March 2019. The date of the construction coincided with the lease commencement date for accounting purposes under FASB ASC 840, Leases. The Company recorded straight-line rent expense of $0.6 million during the six months ended June 30, 2019 and a deferred rent liability of $12.3 million, inclusive of a tenant improvement allowance of $11.7 million which the Company is amortizing as a reduction of rent expense over the lease term.  As of June 30, 2019, the entire deferred rent liability was classified as non-current deferred rent on the consolidated balance sheet.

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, an immuno-oncology (IO) bispecific targeting HER2 and 4-1BB and a half-life optimized hepcidin-antagonizing Anticalin protein to treat anemia. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our development programs include:

•
PRS-060, our lead respiratory program partnered with AstraZeneca, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

•
We are developing additional respiratory drug candidates beyond PRS-060, within and outside of the AstraZeneca alliance. The AstraZeneca alliance includes four programs beyond PRS-060. We retain co-development and co-commercialization rights to two out of those four programs. We initiated an additional discovery-stage respiratory program in our alliance with AstraZeneca, bringing the total number of active programs to four; AstraZeneca may initiate one additional program within the alliance. We also initiated an additional proprietary respiratory discovery-stage program and continue to advance the two proprietary discovery-stage programs initiated last year

•
PRS-343, our lead IO program, is a fusion protein comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. PRS-343 is designed to drive tumor localized T-cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first bispecific T-cell costimulatory agonist to enter clinical development.

•
We are also developing additional IO drug candidates that are multispecific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics, including PRS-344, a bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB. PRS-344 is being developed as part of our IO collaboration with Servier.

•
PRS-080 is an Anticalin protein that binds to hepcidin, a natural regulator of iron in the blood. PRS-080 is designed to target hepcidin for the treatment of functional iron deficiency in anemic patients with chronic kidney disease, or CKD, particularly in end-stage renal disease patients requiring dialysis.

Our programs are in varying stages:

•
PRS-060 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 single ascending dose, or SAD, study; the drug candidate was safe and well-tolerated in the volunteers in that study. We continue the ongoing multiple ascending dose, or MAD, phase 1 study of a nebulized formulation of PRS-060 versus placebo in mild asthmatics. The MAD study is evaluating safety and tolerability as well as exhaled nitric oxide, an inflammatory marker of allergic asthma. Data from the PRS-060 phase 1 SAD study was presented at the American Thoracic Society International Conference in May 2019 showing that (i) PRS-060 was well tolerated when given as a single inhaled or intravenous doses to healthy volunteers; (ii) there was systemic target engagement (as measured by pSTAT6 inhibition) that will be compared with local lung target engagement (as measured by reduction in FeNO) from the ongoing phase 1 MAD study; and (iii) the overall profile of PRS-060 in the phase 1 SAD study supports its further development as an inhaled drug for the treatment of asthma. We are presenting data from the PRS-060 phase 1 MAD study at the 2019 European Respiratory Society International Congress on October 1, 2019 in a presentation titled “Multiple ascending dose study of an inhaled IL-4Ra antagonist, AZD1402/PRS-060, in mild asthmatics demonstrates robust FeNO reduction and a promising clinical profile for the treatment of asthma”. PRS-060 is the lead drug candidate in Pieris’ respiratory collaboration with AstraZeneca. We are sponsoring the phase 1 studies and AstraZeneca is funding the costs. AstraZeneca will conduct and fund the phase 2a study, after which we will have separate options to co-develop and co-commercialize the drug candidate in the United States. Certain statements with respect to the PRS-060 program, including the title of the upcoming presentation at the European Respiratory Society International Congress, are “forward-looking statements”. These statements are subject to risks and uncertainties, any one or more of which, including those risk factors set forth in the Company’s public filings (including those set forth under the section heading “Risks Related to the Discovery and Development of our Drug Candidates”), could cause actual results to differ materially from those described in such statements. These statements are based on management’s current information and expectations. Actual events or results, including the full presentation expected to occur at the European Respiratory Society International Congress and the results or timing of any future PRS-060 study, may differ materially from those contained in these statements. The Company cannot guarantee that it actually will achieve the results, plans, intentions, expectations or guidance disclosed in these statements. Such statements only speak as of the date of this Quarterly Report on Form 10-Q and the Company disclaims any obligation to update information contained in these statements.

•	Our other partnered and proprietary respiratory programs are in the discovery stage; the targets and disease areas of these programs are undisclosed.

•
We continue to enroll and treat patients in a phase 1 dose-escalation study of PRS-343 and intend to report comprehensive data from the study at a medical meeting later this year, including safety, tolerability, PK data, PD data assessing tumor localized drug effects such as CD8+ expansion, and clinical response data.We also continue to enroll the dose-escalation phase 1 study of PRS-343 in combination with atezolizumab and intend to report data from the study at a medical meeting later this year.

•
For our other IO drug candidates and programs, we are conducting activities relating to candidate identification, optimization and preclinical evaluation. We achieved two preclinical milestones in connection with the PRS-344 program, one in December 2018 and another in February 2019, triggering two milestone payments from Servier, and intend to file an IND for the drug candidate in the second half of 2019. We also executed our option to opt-into co-development and United States commercialization of PRS-344 during the first quarter of 2019.

•
We completed dosing for the phase 2a study of PRS-080 in anemic, hemodialysis-dependent CKD patients in 2018 and data from that study was presented at the 24th European Hematology Association Congress on June 16, 2019 showing that: (i) PRS-080 was safe and well tolerated at both 4 mg/kg and 8 mg/kg treatment dose levels; (ii) no treatment-related adverse events (AEs) or serious adverse events (SAEs) were observed in the study; (iii) PRS-080 therapy yielded robust iron mobilization with increases in both serum iron and TSAT; (iv) peak iron concentrations were higher in the 8 mg/kg treatment group; (v) while there was no clear difference in hemoglobin (Hb) values between placebo and PRS-080 in 4 mg/kg treatment group over the course of treatment, preliminary evidence of Hb response with separation of Hb values between placebo and PRS-080 was shown in the 8 mg/kg treatment group during the treatment period. We plan to share final data from the phase 2a study with ASKA, at which point ASKA will decide whether to exercise its option to develop and commercialize PRS-080 in Japan and other Asian territories. Additionally, we plan to share the dataset with other parties for potential partnerships outside of the ASKA territories.

Our core Anticalin technology and platform were developed in Germany and we have collaborations with major multi-national pharmaceutical companies. In particular, we have an alliance with AstraZeneca to treat respiratory diseases and partnerships with Servier and Seattle Genetics, both in IO.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and six months ended June 30, 2019, we reported a net loss of $11.8 million and $22.1 million, respectively. For the three and six months ended June 30, 2018, we reported a net loss of $0.2 million and $8.9 million, respectively. As of June 30, 2019, we had an accumulated deficit of $170.8 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and six months ended June 30, 2019 and 2018 were from license and collaboration agreements with our partners.
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

Results of Operations
Comparison of the three and six months ended June 30, 2019 and 2018
The following table sets forth our revenues and operating expenses for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues	$5,332	$11,691	$13,877	$15,843

Research and development expenses	13,373	9,155	27,669	17,091
General and administrative expenses	4,189	4,779	9,121	9,131
Total operating expenses	17,562	13,934	36,790	26,222

Interest income	449	662	955	987
Other income (expense), net	23	1,230	(148)	327
Loss before income taxes	(11,758)	(351)	(22,106)	(9,065)
Provision for income tax	—	(148)	—	(148)
Net loss	$(11,758)	$(203)	$(22,106)	$(8,917)
Revenues
The following table provides a comparison of revenues for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30
	2019	2018	Increase/(Decrease)
Revenue from contracts with customers	$4,934	$11,224	$(6,290)
Collaboration revenue (ASC 808)	398	467	(69)
Total Revenue	$5,332	$11,691	$(6,359)

•
The $6.3 million decrease in revenue from contracts with customers in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 partially relates to Roche revenue recorded in the prior period of $1.5 million due to the recognition of the remaining portion of the upfront payment under this collaboration upon the agreement termination. In addition, level of activities with respect to our collaboration agreements with both Seattle Genetics and AstraZeneca have also decreased.

•
The $0.1 million decrease in collaboration revenue in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 relates to slightly lower research and development activities under our collaboration with Servier.

The following table provides a comparison of revenues for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30
	2019	2018	Increase/(Decrease)
Revenue from contract with customers	$12,468	$14,668	$(2,200)
Collaboration revenue (ASC 808)	1,409	1,084	325
Other	—	91	(91)
Total Revenue	$13,877	$15,843	$(1,966)

•
The $2.2 million decrease in revenues from license fees in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily relates to Roche revenue recorded in the prior period of $1.5 million due to the recognition of the remaining portion of the upfront payment under this collaboration upon the agreement termination. In addition, level of activities with respect to our collaboration agreement with Seattle Genetics and AstraZeneca have also decreased to a lesser extent..

•
The $0.3 million increase in collaboration revenues in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 relates to increased research and development activities under our collaboration with Servier.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30
	2019	2018	Increase/(Decrease)
Respiratory	$2,694	$1,999	$695
Immuno-oncology	4,074	2,558	1,516
Anemia	97	433	(336)
Other R&D activities	6,508	4,165	2,343
Total	$13,373	$9,155	$4,218

•
The $0.7 million increase for our respiratory programs period-over-period is due primarily to increases to our ongoing CMC costs incurred for phase 2a readiness for PRS-060 offset by lower clinical costs as the phase 1 SAD study was completed earlier in 2019. We also incurred higher pre-clinical and lab supply expenses as we initiated and we are working on more proprietary and partnered respiratory programs in 2019 compared to 2018;

•
The $1.5 million increase in our immuno-oncology program spending period-over-period is due primarily to an increase in clinical trials costs incurred for PRS-343 and drug product manufacturing for both PRS-343 and PRS-344, all offset by lower spending on other IO programs on a period-over-period basis;

•	The $0.3 million decrease for our anemia program, PRS-080, period-over-period is mainly due to lower clinical costs as the phase 2a study winds down; and

•
The $2.3 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, due to an overall increase in headcount, an increase in recruiting and professional services costs, and an increase in allocated facility costs due to higher non-cash rent charges for the new Halbergmoos facility that is being prepared for occupancy.

The following table provides a comparison of the research and development expenses for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30
	2019	2018	Increase/(Decrease)
Respiratory	$5,927	$3,301	$2,626
Immuno-oncology	9,848	4,564	5,284
Anemia	222	1,304	(1,082)
Other R&D activities	11,672	7,922	3,750
Total	$27,669	$17,091	$10,578

•
The $2.6 million increase for our respiratory programs period-over-period is due primarily to increases to our ongoing CMC costs incurred for phase 2a readiness for PRS-060 offset by slightly lower clinical costs as the phase 1 SAD study was completed earlier in 2019. We also incurred higher pre-clinical and lab supply expenses as we initiated and we working on more proprietary and partnered respiratory programs in 2019 compared to 2018;

•
The $5.3 million increase in our immuno-oncology program spending period-over-period is due primarily to an increase in clinical trials costs incurred for PRS-343 and drug product manufacturing for PRS-343, PRS-344 and other proprietary programs;

•	The $1.1 million decrease for our anemia program, PRS-080, period-over-period is mainly due to lower clinical costs as the phase 2a study winds down; and

•
The $3.8 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, due to an overall increase in headcount, an increase in recruiting costs, and an increase in allocated facility costs due to higher non-cash rent charges for the new Halbergmoos facility that is being prepared for occupancy.

General and Administrative Expenses
General and administrative expenses were $4.2 million for the three months ended June 30, 2019 as compared to $4.8 million for the three months ended June 30, 2018. The period-over-period decrease is due to lower audit and tax expense and professional services expense.
General and administrative expenses were $9.1 million for the six months ended June 30, 2019 ad six months ended June 30, 2018. There were no significant fluctuations in expense on a period over period basis.
Non-operating income (expense), net
Our non-operating income was $0.5 million for the three months ended June 30, 2019 as compared to $1.9 million for the three months ended June 30, 2018. This decrease is due to lower interest income as a result of lower invested amounts and a weakening of the U.S. dollar against the euro, including foreign currency remeasurement of monetary assets, primarily U.S. dollar cash and investment balances in Germany.
Our non-operating income was $0.8 million for the six months ended June 30, 2019 as compared to $1.3 million for the six months ended June 30, 2018. This decrease is due to a weakening of the U.S. dollar against the euro, offset slightly by a higher yield on the lower amounts invested.
Liquidity and Capital Resources
Through June 30, 2019, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of June 30, 2019, we had a total of $99.7 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three months ended June 30, 2019 and 2018, respectively, and have a total accumulated deficit of $170.8 million as of June 30, 2019.
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
The following table provides a summary of operating, investing and financing cash flows for the six months ended June 30, 2019 and 2018 respectively (in thousands):

	Six Months Ended June 30
	2019	2018
Net cash (used in) provided by operating activities	(25,841)	22,351
Net cash provided by (used in) investing activities	7,596	(57,056)
Net cash provided by financing activities	280	48,228
There was a $48.2 million change in net cash from operating activities, as the net cash used in operating activities was $25.8 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $22.4 million for the six months ended June 30, 2018. The change is primarily driven by lower accounts receivable and higher deferred revenue as a result of upfront payments from Seattle Genetics and milestone payments from AstraZeneca, which totaled $37.1 million, offset slightly by other working capital changes during the six months ended June 30, 2019. Additionally, there was an $13.2 million increase in the net loss in 2019 compared to 2018.
The change in net cash due to investing activities for the six months ended June 30, 2019 compared to the same period in 2018 is mainly attributable to more investment maturities than investment purchases in the current year compared to 2018.
Financing activities for the six months ended June 30, 2019 were $0.3 million due to exercises of options and warrants and proceeds from the employee stock purchase plan. This is compared to $47.2 million in proceeds due to the issuance of common stock under our 2018 Offering along with $1.0 million of proceeds from the exercise of warrants and stock options for the six months ended June 30, 2018.
On August 9, 2019, subsequent to our quarter end, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which we may offer and sell shares of our common stock, par value $0.001 per share (the “Common Stock”), having aggregate gross sales proceeds of $50.0 million (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sales agent. To date, we have not sold any Shares under the Sales Agreement. See Part II, Item 5 “Other Information” for additional information regarding the sale of the Shares.

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
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2018 for a discussion of our critical accounting policies and estimates. There has been one material change to the critical accounting policies during the six months ended June 30, 2019. This change is related to revenue recognition and is described in “Note 2—Summary of Significant Accounting Policies”.
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
We believe that our most critical accounting policies are those relating to revenue recognition, contingencies, research and development expense and income taxes, and there have been significant changes to our revenue recognition, multiple-element and milestone accounting policies discussed in the Annual Report on Form 10-K for the fiscal year ended on December 31, 2018.  Please refer to “Note 2—Summary of Significant Accounting Policies” for the updated revenue recognition policy that encompasses the changes to the historical revenue recognition, multiple-element and milestone accounting policies.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of June 30, 2019 as a result of the previously reported material weakness discussed below.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 9, 2019, we entered into the Sale Agreement with Jefferies pursuant to which the Company may offer and sell our Common Stock having aggregate gross sales proceeds of $50.0 million (the “Shares”), from time to time, through an “at the market offering” program under which Jefferies will act as sales agent. The shares of Common Stock that may be sold pursuant to the Sale Agreement will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-226725) (the “Registration Statement”), as supplemented by the prospectus supplement dated August 9, 2019 relating to the sale of the Shares (the “Prospectus Supplement”).
Under the Sale Agreement, we will set the parameters for the sale of Shares, including the number of Shares to be issued, the time period during which sales are requested to be made, limitations on the number of Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sale Agreement, Jefferies may sell the Shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act including sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Common Stock. We have agreed to pay Jefferies a commission of 3.0% of the gross sales proceeds of any Shares sold through Jefferies under the Sale Agreement, and also have provided Jefferies with customary indemnification and contribution rights. The Sale Agreement may be terminated at any time by either party upon prior written notice to the other party.
The representations and warranties contained in the Sale Agreement were made only for purposes of the transactions contemplated by the Sale Agreement as of specific dates and may have been qualified by certain disclosures between the parties and a contractual standard of materiality different from those generally applicable under securities laws, among other limitations. The representations and warranties were made for purposes of allocating contractual risk between the parties to the Sale Agreement and should not be relied upon as a disclosure of factual information relating to us, Jefferies or the transactions described in this Quarterly Report on Form 10-Q.
The foregoing description of the material terms of the Sale Agreement is qualified in its entirety by reference to the full agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Brownstein Hyatt Farber Schreck, LLP, counsel to us, has issued a legal opinion relating to the Shares.  A copy of such legal opinion, including the consent included therein, is attached as Exhibit 5.1 hereto.
The Shares will be sold pursuant to the Registration Statement, and offerings of the Shares will be made only by means of the Prospectus Supplement. This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of any offer to buy the securities discussed herein, nor shall there be any offer, solicitation or sale of the securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

5.1	Opinion of Brownstein Hyatt Farber Schreck, LLP	*

10.1	Open Market Sale Agreement, dated as of August 9, 2019, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC.	*

10.2	Pieris Pharmaceuticals, Inc. Amended and Restated Non-Employee Director Compensation Policy.	*

10.29.1	Subtenant Recognition and Attornment Agreement, by and among Pieris Pharmaceuticals, Inc., 225 State Street, LLC, and Berenberg Capital Markets LLC, dated as of May 31, 2019	*

31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

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

PIERIS PHARMACEUTICALS, INC.

August 9, 2019	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

August 9, 2019	By:	/s/ Allan Reine
Allan Reine
Chief Financial Officer
(Principal Financial and Accounting Officer)