Form 10-Q
period 2019-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2019-11-12
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 7, 2019, the registrant had 54,975,666 shares of common stock outstanding.

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
Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.0918 based on Thomson Reuters as of September 30, 2019.

ii

PART I - FINANCIAL INFORMATION
Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	September 30	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$46,068	$74,867
Short term investments	40,175	53,240
Accounts receivable	6,952	2,701
Prepaid expenses and other current assets	4,778	4,574
Total current assets	97,973	135,382
Property and equipment, net	11,008	5,049
Other non-current assets	7,770	910
Total assets	$116,751	$141,341
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,436	$3,350
Accrued expenses and other current liabilities	7,170	9,114
Deferred revenues, current portion	27,242	35,612
Total current liabilities	39,848	48,076
Deferred revenue, net of current portion	44,179	53,303
Other long-term liabilities	12,082	27
Total liabilities	96,109	101,406
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively
Series A Convertible, 2,907 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Series B Convertible, 5,000 shares issued and outstanding at September 30, 2019. No shares issued and outstanding at December 31, 2018.	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 49,392,706 and 54,151,219 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	49	54
Additional paid-in capital	194,695	189,929
Accumulated other comprehensive loss	(697)	(2,982)
Accumulated deficit	(173,405)	(147,066)
Total stockholders’ equity	20,642	39,935
Total liabilities and stockholders’ equity	$116,751	$141,341
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenue	$15,132	$8,345	$29,009	$24,187
Operating expenses
Research and development	13,211	11,401	40,880	28,492
General and administrative	4,835	4,748	13,956	13,878
Total operating expenses	18,046	16,149	54,836	42,370
Loss from operations	(2,914)	(7,804)	(25,827)	(18,183)
Interest income	377	504	1,332	1,491
Other income (expense), net	(55)	1,147	(203)	1,472
Loss before income taxes	(2,592)	(6,153)	(24,698)	(15,220)
Income tax benefit	—	—	—	(148)
Net loss	$(2,592)	$(6,153)	$(24,698)	$(15,072)

Other comprehensive income (loss):
Foreign currency translation	1,636	27	1,908	546
Unrealized (loss) gain on available-for-sale securities	374	(506)	377	1,096
Comprehensive (loss) income	$(582)	$(6,632)	$(22,413)	$(13,430)
Net loss per share
Basic and diluted	$(0.05)	$(0.11)	$(0.50)	$(0.29)
Weighted average number of common shares outstanding
Basic and diluted	49,353	54,089	49,805	52,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
For the Three Months Ended September 30

	Series A convertible preferred shares		Series B convertible preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital	No. of shares	Share capital
Balance as of June 30, 2018	2,907	$—	—	—	54,008	$54	$187,066	$(2,574)	$(129,231)	$55,315
Net loss	—	—	—	—	—	—	—	—	(6,153)	(6,153)
Foreign currency translation adjustment	—	—	—	—	—	—	—	27	—	27
Unrealized gains/(losses) on investments	—	—	—	—	—	—	—	(506)	—	(506)
Stock based compensation expense	—	—	—	—	—	—	1,302	—	—	1,302
Issuance of common stock resulting from exercise of stock options	—	—	—	—	76	—	144	—	—	144
Issuance of common stock resulting from exercise of warrants	—	—	—	—	66	—	132	—	—	132
Balance as of September 30, 2018	2,907	$—	—	$—	54,150	$54	$188,644	$(3,053)	$(135,384)	$50,261

Balance as of June 30, 2019	2,907	$—	5,000	—	49,262	$49	$192,956	$(2,707)	$(170,813)	$19,485
Net loss	—	—	—	—	—	—	—	—	(2,592)	(2,592)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,636	—	1,636
Unrealized gains/(losses) on investments	—	—	—	—	—	—	—	374	—	374
Stock based compensation expense	—	—	—	—	—	—	1,518	—	—	1,518
Issuance of common stock resulting from exercise of stock options	—	—	—	—	61	—	121	—	—	121
Issuance of common stock resulting from exercise of warrants	—	—	—	—	70	—	100	—	—	100
Balance as of September 30, 2019	2,907	$—	5,000	$—	49,393	$49	$194,695	$(697)	$(173,405)	$20,642

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
For the Nine Months Ended September 30

	Series A convertible preferred shares		Series B convertible preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2017	4,963	$—	—	—	45,017	$45	$136,484	$(4,695)	$(120,312)	$11,522
Net loss	—	—	—	—	—	—	—	—	(15,072)	(15,072)
Foreign currency translation adjustment	—	—	—	—	—	—	—	546	—	546
Unrealized gains/(losses) on investments	—	—	—	—	—	—	—	1,096	—	1,096
Stock based compensation expense	—	—	—	—	—	—	3,666	—	—	3,666
Issuance of common stock resulting from exercise of stock options	—	—	—	—	595	1	982	—	—	983
Issuance of common stock resulting from exercise of warrants	—	—	—	—	157	—	313	—	—	313
Issuance of common stock net $3,374 in offering costs	—	—	—	—	6,325	6	47,201	—	—	47,207
Preferred stock conversion	(2,056)	—	—	—	2,056	2	(2)	—	—	—
Balance as of September 30, 2018	2,907	$—	—	$—	54,150	$54	$188,644	$(3,053)	$(135,384)	$50,261

Balance as of December 31, 2018	2,907	$—	—	—	54,151	$54	$189,929	$(2,982)	$(147,066)	$39,935
Change in Retained Earnings from adoption of ASC 606	—	—	—	—	—	—	—	—	(1,641)	(1,641)
Net loss	—	—	—	—	—	—	—	—	(24,698)	(24,698)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,908	—	1,908
Unrealized gains/(losses) on investments, net of $0.1 million of tax	—	—	—	—	—	—	—	377	—	377
Stock based compensation expense	—	—	—	—	—	—	4,260	—	—	4,260
Issuance of common stock resulting from exercise of stock options	—	—	—	—	111	—	218	—	—	218
Issuance of common stock from employee stock purchase plan	—	—	—	—	58	—	178	—	—	178
Issuance of common stock resulting from exercise of warrants	—	—	—	—	73	—	105	—	—	105
Preferred stock conversion	—	—	5,000	—	(5,000)	(5)	5	—	—	—
Balance as of September 30, 2019	2,907	$—	5,000	$—	49,393	$49	$194,695	$(697)	$(173,405)	$20,642
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30
	2019	2018
Operating activities:
Net loss	$(24,698)	$(15,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	367	405
Stock-based compensation	4,260	3,665
Deferred rent expense	853	—
Other	90	(376)
Changes in operating assets and liabilities	(19,365)	19,370
Net cash (used in) provided by operating activities	(38,493)	7,992
Investing activities:
Purchases of property and equipment	(1,286)	(1,133)
Proceeds from maturity of investments	61,767	64,490
Purchases of investments	(48,762)	(67,015)
Net cash provided by (used in) investing activities	11,719	(3,658)
Financing activities:
Proceeds from exercise of stock options	218	983
Proceeds from exercise of warrants	105	314
Proceeds from employee stock purchase plan	178	—
Issuance of common stock, net of issuance costs	—	47,207
Net cash provided by financing activities	501	48,504
Effect of exchange rate change on cash and cash equivalents	(2,526)	(1,234)
Net (decrease) increase in cash and cash equivalents	(28,799)	51,604
Cash and cash equivalents at beginning of period	74,867	37,878
Cash and cash equivalents at end of period	$46,068	$89,482
Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$902
Net unrealized gain on investments	$469	$1,096
Property and equipment included in accounts payable	$198	$222
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
As of September 30, 2019, the Company had cash, cash equivalents and investments of $86.2 million. The Company expects that its existing cash, cash equivalents and investments are sufficient to support operating expense and capital expenditure requirements for at least 12 months from the date of this filing.

2.    Summary of Significant Accounting Policies
The Company´s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies, within the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There has been no material change to the significant accounting policies during the nine months ended September 30, 2019 other than the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, described in more detail below.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. For further information, refer to the financial statements and footnotes thereto included in the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 18, 2019.
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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive loss on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of other income. Realized gains of $0.1 million and $0.2 million were recognized for the three and nine months ended September 30, 2019. Realized gains of approximately $0.8 million and realized losses $0.7 million were recognized for the three and nine months ended September 30, 2018.

The Company reviews investments for other-than-temporary impairment whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than temporary, the Company considers its intent to sell or whether it is more likely than not that the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2019, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.
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

The following table compares the reported condensed consolidated balance sheet and statement of operations, as of September 30, 2019 and for the three and nine months ended September 30, 2019, to the pro-forma amounts had the previous guidance been in effect:

	September 30, 2019
	As Reported, ASC 606	Adjustments	Adjusted Balance, ASC 605
Condensed Consolidated Balance Sheet Data (in thousands):
Prepaids and other current assets	$4,778	$(646)	$4,132
Other non-current assets	7,770	(808)	6,962
Total Assets	$116,751	$(1,454)	$115,297
Deferred revenues, current portion	27,242	9,774	37,016
Deferred revenue, net of current portion	44,179	(10,384)	33,795
Total Liabilities	96,109	(610)	95,499
Accumulated Deficit	(173,405)	(844)	(174,249)
Total stockholders' equity	20,642	(844)	19,798
Total liabilities and stockholders' equity	$116,751	$(1,454)	$115,297

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Reported, ASC 606	Adjustments	Adjusted Balance, ASC 605	As Reported, ASC 606	Adjustments	Adjusted Balance, ASC 605
Condensed Consolidated Statement of Operations Data (in thousands):
Revenue	$15,132	$(2,195)	$12,937	$29,009	$(2,717)	$26,292
General and administrative expenses	4,835	(191)	4,644	13,956	(303)	13,653
Loss from operations	(2,914)	(2,386)	(5,300)	(25,827)	(3,020)	(28,847)
Loss before income taxes	(2,592)	(2,386)	(4,978)	(24,698)	(3,020)	(27,718)
Net loss	$(2,592)	$(2,386)	$(4,978)	$(24,698)	$(3,020)	$(27,718)
Comprehensive loss	$(582)	$(2,386)	$(2,968)	$(22,413)	$(3,020)	$(25,433)

The application of ASC 606 did not have an impact on the Company’s net cash used in operating activities for the nine months ended September 30, 2019 but did result in offsetting adjustments to net loss, change in other current and non-current assets, and the change in deferred revenue presented within the condensed consolidated statements of cash flows for that period.
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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18.  ASU 2018-18 makes targeted improvements to generally accepted accounting principles for collaborative arrangements, including: (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in Topic 808 to align with the guidance in ASC 606, and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. This guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company is currently evaluating the impact of adoption, if any, that this standard may have on its condensed consolidated financial statements.
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
During the three and nine months ended September 30, 2019 and 2018, respectively, the Company recognized revenues as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenue from contracts with customers	$14,498	$7,873	$26,966	$22,541
Collaboration revenue (ASC 808)	634	472	2,043	1,555
Other revenues	—	—	—	91
Total Revenue	$15,132	$8,345	$29,009	$24,187
Included in the revenue from contracts with customers for the three and nine months ended September 30, 2019 was $11.0 million and $17.4 million, respectively, that was included in the aggregated deferred liability balances at December 31, 2018.
During the three and nine months ended September 30, 2019 and 2018, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Seattle Genetics	$576	$1,788	$2,005	$4,519
AstraZeneca	2,903	5,905	12,811	14,841
Servier	11,653	652	14,193	3,279
Other	—	—	—	1,548
Total Revenue	$15,132	$8,345	$29,009	$24,187

Under the Company´s existing strategic partnerships, the Company could receive the following potential milestone payments (in millions):

	Research, Development & Commercial Milestones	Sales Milestones
Seattle Genetics	$769	$450
AstraZeneca	1,111	960
Servier	778	688
Total potential milestone payments	$2,658	$2,098
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

The term of each of the Seattle Genetics Agreements ends upon the expiration of all of Seattle Genetics’ payment obligations under each such agreement. The Seattle Genetics Collaboration Agreement may be terminated by Seattle Genetics on a product-by-product basis for convenience beginning 12 months after its effective date upon 90 days' notice or, for any program where a pivotal study has been initiated, upon 180 days' notice. Any program may be terminated at Seattle Genetics' option. If any program is terminated by Seattle Genetics after a pre-defined pre-clinical stage, the Company will have full rights to continue such program. If any program is terminated by Seattle Genetics prior to such pre-defined pre-clinical stage, the Company will have the right to continue to develop such program, but will be obligated to offer a co-development option to Seattle Genetics for such program. The Seattle Genetics Collaboration Agreement may also be terminated by Seattle Genetics or the Company for an uncured material breach by the other party upon 90 days' notice, subject to extension for an additional 90 days if the material breach relates to diligence obligations and subject, in all cases, to dispute resolution procedures. The Seattle Genetics Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances, including for reasons of safety, be terminated on a product-by-product basis. Each party may also terminate the Seattle Genetics Agreements if the other party challenges the validity of any patents licensed under the Seattle Genetics Agreements, subject to certain exceptions. The Seattle Genetics Platform License will terminate upon termination of the Seattle Genetics Collaboration Agreement, whether in its entirety or on a product-by-product basis.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized straight-line over the anticipated research term for all research programs. As of September 30, 2019, there was $24.7 million of aggregate transaction price allocated to remaining performance obligations.

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

As of September 30, 2019, there is $7.3 million and $13.2 million of current and non-current deferred revenue, respectively, related to the Seattle Genetics Agreements.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of September 30, 2019, there was $36.4 million of aggregate transaction price allocated to remaining performance obligations.

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

As of September 30, 2019, there is $11.6 million and $17.3 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of September 30, 2019, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract is $1.0 million. Amortization during the three months ended September 30, 2019 was immaterial and during the nine months ended September 30, 2019 was $0.1 million.

Servier

On January 4, 2017, the Company entered into a license and collaboration agreement, or Servier Collaboration Agreement, and a non-exclusive Anticalin platform license agreement, or Servier Platform License, and together with the Servier Collaboration Agreement, the Servier Agreements, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, pursuant to which the Company and Servier agreed to initially pursue five bispecific therapeutic programs.

Five committed programs were initially defined, which may combine antibodies from the Servier portfolio with one or more Anticalin proteins based on the Company’s proprietary platform to generate innovative IO bispecific drug candidates, or the Collaboration Products. The collaboration may be expanded by up to three additional therapeutic programs. The Company has the option to co-develop and retain commercial rights in the United States for PRS-332, the initial lead program under the collaboration, or the Initial Lead, as well as up to three additional programs, or the Co-Development Collaboration Products, while Servier will be responsible for development and commercialization of the other programs worldwide, or the Servier Worldwide Collaboration Products. Each party is responsible for an agreed upon percentage of shared costs, as set forth in the budget for the collaboration plan, and as further discussed below.

The Co-Development Collaboration Products may be jointly developed, according to a collaboration plan, through marketing approval from the U.S. Food and Drug Administration or the European Medicines Agency. Servier Worldwide Collaboration Products may be jointly developed, according to a collaboration plan, through specified preclinical activities, at which point Servier becomes responsible for further development of the Collaboration Product.

At inception, Servier was granted the following licenses: (i) development license for the Initial Lead, (ii) commercial license for the Initial Lead, (iii) individual research licenses for each of the four Collaboration Products, and (iv) individual non-exclusive platform technology licenses for the Initial Lead and for each of the four Collaboration Products. Upon achievement of certain development activities, specified by the collaboration for each Servier Agreement, Servier will be granted a development license and a commercial license. For the Initial Lead and the Co-Development Collaboration Products, the licenses granted are with respect to the entire world except for the United States. For Servier Worldwide Collaboration Products, the licenses granted are with respect to the entire world.

The Servier Agreements are managed on an overall basis by a joint executive committee, or JEC, formed by an equal number of members from the Company and Servier. Decisions by the JEC will be made by consensus; however, in the event of a disagreement, each party will have final-decision making authority as it relates to the applicable territory in which such party has commercialization rights for the applicable product. In addition to the JEC, the Servier Collaboration Agreement requires the participation of both parties on: (i) a JSC, (ii) a JDC, (iii) a joint intellectual property committee, or JIPC, and (iv) a joint research committee, or JRC. The responsibilities of these committees vary, depending on the stage of development and commercialization of the Collaboration Products.

For the Initial Lead and Co-Development Collaboration Products, the Company and Servier are responsible for an agreed upon percent of the shared costs required to develop the products through commercialization. In the event that the Company fails to exercise its option to co-develop the Co-Development Collaboration Products, Servier has the right to continue with the development and will be responsible for all costs required to develop the products through commercialization.

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

The initial research collaboration term, as it relates to the Initial Lead and Collaboration Products, shall continue for three years from the effective date of the Servier agreements and may be mutually extended for two one-year terms consecutively applied.

The term of each Servier Agreement ends upon the expiration of all of Servier’s payment obligations under such Servier Agreement. The Servier Agreements may be terminated by Servier for convenience beginning 12 months after their effective date upon 180 days’ notice. The Servier Agreements may also be terminated by Servier or the Company for material breach upon 90 days’ or 120 days’ notice under the Servier Collaboration Agreement and the Servier Platform License, respectively, provided that the applicable party has not cured such breach by the applicable 90-day or 120-day permitted cure period, and dispute resolution procedures specified in the applicable Servier Agreement have been followed. The Servier Agreements may also be terminated due to the other party’s insolvency or for a safety issue and may in certain instances be terminated on a product-by-product and/or country-by-country basis. The Servier Platform License will terminate upon termination of the Servier Collaboration Agreement, on a product-by-product and/or country-by-country basis.

As the Company and Servier are considered to be active participants in the Servier Agreements and are exposed to significant risks and rewards, certain units of account within the Servier Agreements are within the scope of ASC 808. The arrangement with Servier provides for the transfer of the following goods and services: (i) five non-exclusive platform technology licenses, a development license, a commercial license and research and development services for the Initial Lead, (ii) participation on each of the committees, (iii) four research licenses for Collaboration Products, and (iv) research and development services for the Collaboration Products. Additionally, as the development and commercial licenses on the four Collaboration Products may be granted at a discount in the future, the Company determined such discounts should be assessed as material rights at inception.

Management evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. The Company determined that the licenses granted, at the inception of the Servier collaboration, should be combined with the research and development services to be provided for the Initial Lead and Collaboration Products, over the term of the Servier Agreements, as such licenses are not capable of being distinct. A third party would not be able to provide the research and development services, due to the specific nature of the intellectual property and knowledge required to perform the services, and Servier could not benefit from the licenses without the corresponding services. The Company determined that the participation on the various committees was distinct as the services could be performed by an outside party.

As a result, management concluded that there are 14 performance obligations at the inception of the Servier Agreements. The following performance obligations are within the scope of ASC 808: (i) combined performance obligation comprised of a non-exclusive platform technology license, commercial license, development license and research and development services for the Initial Lead, (ii) four separate performance obligations each comprised of a combined non-exclusive platform technology license, research license and research and development services for each Co-Development Collaboration Product (iii) one performance obligation comprised of participation in the various governance committees, and (iv) four combined performance obligations comprised of the development and commercial licenses granted for the Co-Development Collaboration Products (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in material rights. The following performance obligations are within the scope of ASC 606: (i) two separate performance obligations each comprised of a combined non-exclusive platform technology license, research license and research and development services for each Servier Worldwide Collaboration Product, and (ii) two combined performance obligations comprised of the development and commercial licenses granted for the Servier Worldwide Collaboration Products (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in material rights.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of September 30, 2019, there was $19.2 million of aggregate transaction price allocated to remaining performance obligations.

Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of the Initial Lead and Collaboration Products. The Company will classify payments made as a reduction of revenue and will classify payments received as revenue, in the period they are earned.

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

In September 2019, Servier notified the Company of its decision to discontinue co-development of PRS-332, a PD-1-LAG-3 bispecific that served as the initial development program under the Pieris-Servier alliance, for strategic reasons. The Company does not presently intend to continue development of PRS-332 but retains full rights to advance the development and commercialization of the product on a world-wide basis in the future. Servier’s termination of the co-development of the PRS-332 program does not impact the remainder of the Pieris-Servier alliance and the parties continue to advance PRS-344 through IND-enabling activities. The Pieris-Servier alliance includes three additional programs beyond PRS-344, all of which are in active preclinical development.

As of September 30, 2019, there is $5.5 million and $13.7 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of September 30, 2019, the remaining balance of the asset recognized from costs to obtain the Servier contract is $0.3 million. Amortization during the three and nine months ended September 30, 2019 was $0.2 million.

ASKA

On February 27, 2017 the Company entered into an exclusive option agreement, or the ASKA Option Agreement, with ASKA Pharmaceutical Co., Ltd., or ASKA, pursuant to which Pieris granted ASKA an option to acquire (i) a non-exclusive license to certain intellectual property rights associated with the Company’s Anticalin platform and (ii) an exclusive license to certain intellectual property rights specifically related to the Company’s PRS-080 Anticalin protein in order to develop, manufacture, import, sale, export and offer for sale and export any pharmaceutical formulation containing PRS-080, the Company’s PEGylated Anticalin protein targeting hepcidin, or the Licensed Product, in Japan and certain other Asian territories.

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

While the completion of the phase 2a study requires the completion of a number of actions, the Company determined that the finalization of the data and evaluation of results of the phase 2a study is the point at which revenue would be recognized. Therefore, no revenue was recognized in connection with this arrangement for the years ended December 31, 2018 and 2017, respectively. As of September 30, 2019, there is $2.8 million of current deferred revenue related to the ASKA Option Agreement.

In connection with obtaining the contract with ASKA, the Company additionally incurred $0.3 million in third-party service fees which were capitalized in accordance with ASC 340. As of September 30, 2019, the remaining balance of the asset recognized from costs to obtain the ASKA contract is $0.3 million.

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

There were no additions to deferred revenue during the three and nine months ended September 30, 2019 and reductions to deferred revenue were $11.0 million and $17.4 million for the three and nine months ended September 30, 2019, respectively.

4.    Cash, cash equivalents and investments
As of September 30, 2019 and December 31, 2018, cash, cash equivalents and investments comprised of funds in depository, money market accounts, U.S. treasury securities, asset backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2019
Money market funds, included in cash equivalents	$14,525	$14,525	$—	$—
Investments - U.S. treasuries	3,699	3,699	—	—
Investments - Asset-backed securities	8,444	—	8,444	—
Investments - Corporate bonds	28,032	—	28,032	—
Total	$54,700	$18,224	$36,476	$—

December 31, 2018
Money market funds, included in cash equivalents	$7,791	$7,791	$—	$—
Corporate bonds, included in cash equivalents	10,910	—	10,910	—
Investments - U.S. treasuries	7,518	7,518	—	—
Investments - Asset-backed securities	5,758	—	5,758	—
Investments - Corporate bonds	39,964	—	39,964	—
Total	$71,941	$15,309	$56,632	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of September 30, 2019.
Investments at September 30, 2019 consist of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
U.S. treasuries	138-167	$3,631	$68	$—	$3,699
Asset-backed securities	46-198	8,374	70	—	8,444
Corporate bonds	7-270	27,842	190	—	28,032
Total		$39,847	$328	$—	$40,175
The Company recorded realized gains of $0.1 million and $0.2 million from the maturity of available-for-sale securities during the three and nine months ended September 30, 2019, respectively. The Company recorded $0.8 million and $0.7 million of realized gains during the three and nine months ended September 30, 2018, respectively.

5.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	September 30	December 31,
	2019	2018
Laboratory equipment/furniture	$8,062	$7,431
Office and computer equipment	702	661
Leasehold improvements	5,633	323
Property and equipment, at cost	14,397	8,415
Accumulated depreciation	(3,389)	(3,366)
Property and equipment, net	$11,008	$5,049

6.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30	December 31,
	2019	2018
Accrued license obligations	$60	$2,523
Compensation expense	2,430	2,380
Professional fees	1,815	1,945
Research and development fees	1,405	943
Audit and tax fees	424	378
Other current liabilities	1,036	945
Total	$7,170	$9,114

7.    Stockholders´ Equity
The Company had 49,392,706 shares of common stock and 7,907 shares of preferred stock outstanding as of September 30, 2019, both with a par value of $0.001 per share.
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
Open Market Sale Agreement
On August 9, 2019, the Company entered into an Open Market Sale AgreementSM, or the “Sale Agreement” with Jefferies LLC, or “Jefferies”, pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, having aggregate gross sales proceeds of $50.0 million, or the Shares, from time to time, through an “at the market offering” program under our shelf registration statement on Form S-3 (File No. 333-226725). To date, the Company has not sold any Shares under the Sales Agreement.
2019 Private Placement
In November 2019, the Company entered into a securities purchase agreement for a private placement (the “Purchase Agreement”) with a select group of institutional investors, including lead investor BVF Inc. and its affiliates (“BVF”) as well as existing and new investors (the “Investors”). At the time of entering into the Purchase Agreement, BVF was a more than 5% stockholder of the Company, holding shares of common stock, Series A Preferred Stock, Series B Preferred Stock and warrants to purchase shares of common stock.

The private placement consisted of 9,014,960 units, at a price of $3.55 per unit (the “Financing”), for gross proceeds of approximately $32.0 million, and net proceeds to the Company of approximately $31.1 million. Each unit consists of (i) one share of the Company’s common stock (the “Common Shares”) or 0.001 shares of non-voting Series C convertible preferred stock (the “Series C Preferred Shares,” and together with the Common Shares, the “Shares”), and (ii) one immediately-exercisable warrant to purchase one share of the Company’s common stock with an exercise price of $7.10 (the “Exercise Price”).

If (i) the initial public disclosure of the Phase 2a Study of PRS-060/AZD1402 that includes the “p” value achieved for the primary endpoint of such study reveals top-line data on the primary efficacy endpoint in the Phase 2a Study with a “p” value below 0.05 (i.e., p < 0.05) in at least one dose level; and (ii) the 10-day volume weighted average stock price commencing on the trading day immediately after the initial data disclosure is at least three percent more than the Exercise Price, then the warrants will be exercisable for a period of 60 days from the date of the initial data disclosure and may only be exercised for cash. Otherwise, the warrants will be exercisable for a period of five years from the date of issuance.

Each Preferred Share is convertible into 1,000 shares of the Company’s common stock. The Company will not undertake any conversion of the Series C Preferred Shares, and a stockholder shall not have the right to convert any portion of the Series C Preferred Shares, to the extent that, after giving effect to the conversion such stockholder would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such conversion. The Series C Preferred Shares have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series C Preferred Stock is required to amend the terms of the Series C Certificate of Designation. The Series C Preferred Shares are entitled to receive dividends on a pari passu basis with the Company’s common stock, when, and if declared. In any liquidation or dissolution of the Company, the Series C Preferred Shares rank senior to the Company’s common stock in the distribution of assets, to the extent legally available for distribution.

The Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors in November 2019 in connection with the Financing requiring the Company to register the resale of the Shares and the Company’s common stock underlying the Series C Preferred Shares and warrants. The Company is required to prepare and file a registration statement with the Securities and Exchange Commission within 30 days of the closing, and to use commercially reasonable efforts to have the registration statement declared effective within 90 days if there is no review by the Securities and Exchange Commission, and within 120 days in the event of such review.

The Shares and the warrants were offered and will be issued and sold in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), set forth under Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering and in reliance on similar exemptions under applicable state laws.

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

For the three months ended September 30, 2019 and 2018, and as calculated using the treasury stock method, approximately 21.7 million and 14.7 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was anti-dilutive.

9.    License and Transfer Agreement

License and Collaboration Agreement with the Technical University of Munich
The Company and the Technical University of Munich, or TUM, initiated discussions in the second quarter of 2018 to clarify, expand and restructure their 2013 research and licensing agreement with TUM, or the TUM License, including the parties’ obligations under the TUM License. The TUM License assigns or exclusively licenses to the Company certain intellectual property related to the Company's Anticalin platform technology. The parties' recent discussions relate to revised commercial terms and to re-initiating additional collaborations between faculty at TUM and the Company.  While an amended and restated license agreement has not yet been completed, the Company intends to enter into such an amendment. The Company recorded the probable expected impact of the amendment in research and development expense as of December 31, 2018, which is an increase in the Company's financial obligations associated with the TUM License of approximately $2.3 million, for amounts that would be due in 2019 for 2018 and 2017 sub-licensing activities. This liability was paid in full during the quarter ended September 30, 2019. These discussions may also lead to an increase in the Company's collaborative research activities with TUM.
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

The Lease Agreement provides for an initial term of 12.5 years, commencing on the date the lessor first delivers the leased property to Pieris GmbH as agreed under the lease agreement. Pieris GmbH also has an option to extend the term of the Lease Agreement for two additional 60 months periods. Pieris GmbH may sublease space within the leased property with lessor’s consent, which may not be unreasonably withheld.

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

The Hallbergmoos lease included $11.2 million of tenant improvements allowance for normal tenant improvements, for which construction began in March 2019. The date of the construction coincided with the lease commencement date for accounting purposes under FASB ASC 840, Leases. The Company recorded straight-line rent expense of $0.8 million during the nine months ended September 30, 2019 and a deferred rent liability of $12.1 million, inclusive of a tenant improvement allowance of $11.2 million which the Company is amortizing as a reduction of rent expense over the lease term.  As of September 30, 2019, the entire deferred rent liability was classified as non-current deferred rent on the consolidated balance sheet.

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma and an immuno-oncology (IO) bispecific targeting HER2 and 4-1BB. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our development programs include:

•
PRS-060, our lead respiratory program partnered with AstraZeneca, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases. We are sponsoring the phase 1 studies and AstraZeneca is funding the costs. AstraZeneca will conduct and fund the phase 2a study, after which we will have separate options to co-develop and co-commercialize PRS-060/AZD1402 in the United States.

•
We are developing additional respiratory drug candidates beyond PRS-060/AZD1402, within and outside of the AstraZeneca alliance. The AstraZeneca alliance includes four programs beyond PRS-060/AZD1402, the targets and disease areas for which are undisclosed. We retain co-development and co-commercialization rights to two out of those four programs and initiated an additional discovery-stage respiratory program in our alliance with AstraZeneca in the prior quarter, bringing the total number of active programs to four; AstraZeneca may initiate one additional program within the alliance. We also initiated an additional proprietary respiratory discovery-stage program and continue to advance the two proprietary discovery-stage programs initiated in 2018.

•
PRS-343, our lead IO program, is a fusion protein comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. PRS-343 is designed to drive tumor-localized T-cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first bispecific T-cell costimulatory agonist to enter clinical development.

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

Our programs are in varying stages:

•
PRS-060/AZD1402 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 single ascending dose, or SAD, study; the drug candidate was safe and well-tolerated in the volunteers in that study. Data from the PRS-060/AZD1402 phase 1 SAD study was presented at the American Thoracic Society International Conference in May 2019 showing that (i) PRS-060/AZD1402 was well tolerated when given as a single inhaled or intravenous doses to healthy volunteers; (ii) there was systemic target engagement (as measured by pSTAT6 inhibition); and (iii) the overall profile of PRS-060/AZD1402 in the phase 1 SAD study supports its further development as an inhaled drug for the treatment of asthma. We presented interim data from the PRS-060/AZD1402 phase 1 MAD study at the 2019 European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb). During the treatment period, 30 patients were randomized to receive delivered doses of PRS-060/AZD1402 ranging from 2 mg to 60 mg (5 mg to 150 mg administered through a nebulizer (nominal dose)) twice a day for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals. Statistically significant and pronounced inhibition of FeNO relative to placebo was observed at all doses. When comparing the 20mg PRS-060/AZD1402 powered cohort (n=12) to placebo, the primary statistical analysis using the emax model demonstrated a 36% relative reduction in FeNO (p-value <0.0001). Systemic target engagement was dose-dependent and closely aligned with systemic exposure of the drug, consistent with results of the phase 1 SAD study. No systemic target engagement and minimal systemic exposure was observed at the 2mg dose, suggesting that local target engagement by the drug may be sufficient to reduce airway inflammation, as evidenced by FeNO reduction at that 2mg dose level. Following these reported results, AstraZeneca and Pieris are preparing to move into a phase 2a study in moderate-to-severe asthmatics in 2020.

•
We presented interim data from the study at a late-breaking presentation at the Society for Immunotherapy of Cancer (SITC) annual meeting on November 9, 2019. We reported that PRS-343 was well tolerated and had a favorable safety profile at all doses and schedules tested, demonstrated anti-tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment of responders, indicative of 4-1BB agonism on T cells. Pieris continues to enroll patients in that study at higher dose cohorts and plans to initiate an expansion trial of the drug candidate next year. We also continue to enroll the dose-escalation phase 1 study of PRS-343 in combination with atezolizumab and intend to report initial data from the study at our R&D day on November 19, 2019 in New York.

•
For our other IO drug candidates and programs, we are conducting activities relating to candidate identification, optimization and preclinical evaluation. We achieved two preclinical milestones in connection with the PRS-344 program, one in December 2018 and another in February 2019, triggering two milestone payments from Servier, and intend to file an IND for the drug candidate in the first half of 2020. We also executed our option to opt-into co-development and United States commercialization of PRS-344 during the first quarter of 2019. In September 2019, Servier notified us of its decision to discontinue co-development of PRS-332, a PD-1-LAG-3 bispecific that served as the initial development program under the Pieris-Servier alliance, for strategic reasons. We do not presently intend to continue development of PRS-332 but retain full rights to advance the development and commercialization of the product on a world-wide basis. Servier’s termination of the co-development of the PRS-332 program does not impact the remainder of the Pieris-Servier alliance and the parties continue to advance PRS-344 through IND-enabling activities. The Pieris-Servier alliance includes three additional programs beyond PRS-344, all of which are in active preclinical development.

•
We completed dosing for the phase 2a study of PRS-080 in anemic, hemodialysis-dependent CKD patients in 2018 and data from that study was presented at the 24th European Hematology Association Congress in June 2019 showing that: (i) PRS-080 was safe and well tolerated at both 4 mg/kg and 8 mg/kg treatment dose levels; (ii) no treatment-related adverse events (AEs) or serious adverse events (SAEs) were observed in the study; (iii) PRS-080 therapy yielded robust iron mobilization with increases in both serum iron and TSAT; (iv) peak iron concentrations were higher in the 8 mg/kg treatment group; and (v) while there was no clear difference in hemoglobin (Hb) values between placebo and PRS-080 in 4 mg/kg treatment group over the course of treatment, preliminary evidence of Hb response with separation of Hb values between placebo and PRS-080 was shown in the 8 mg/kg treatment group during the treatment period. We plan to share final data from the phase 2a study with ASKA in the fourth quarter of 2019, at which point ASKA will decide whether to exercise its option to develop and commercialize PRS-080 in Japan and other Asian territories. Additionally, we plan to share the dataset with other parties for potential partnerships outside of the ASKA territories.

Our core Anticalin technology and platform were developed in Germany and we have collaborations with major multi-national pharmaceutical companies. In particular, we have an alliance with AstraZeneca to treat respiratory diseases and partnerships with Servier and Seattle Genetics, both in IO.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and nine months ended September 30, 2019, we reported a net loss of $2.6 million and $24.7 million, respectively. For the three and nine months ended September 30, 2018, we reported a net loss of $6.2 million and $15.1 million, respectively. As of September 30, 2019, we had an accumulated deficit of $173.4 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and nine months ended September 30, 2019 and 2018 were from license and collaboration agreements with our partners.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2019 and 2018
The following table sets forth our revenues and operating expenses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues	$15,132	$8,345	$29,009	$24,187

Research and development expenses	13,211	11,401	40,880	28,492
General and administrative expenses	4,835	4,748	13,956	13,878
Total operating expenses	18,046	16,149	54,836	42,370

Interest income	377	504	1,332	1,491
Other income (expense), net	(55)	1,147	(203)	1,472
Loss before income taxes	(2,592)	(6,153)	(24,698)	(15,220)
Provision for income tax	—	—	—	(148)
Net loss	$(2,592)	$(6,153)	$(24,698)	$(15,072)
Revenues
The following table provides a comparison of revenues for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30
	2019	2018	Increase/(Decrease)
Revenue from contracts with customers	$14,498	$7,873	$6,625
Collaboration revenue (ASC 808)	634	472	162
Total Revenue	$15,132	$8,345	$6,787

•
The $6.6 million increase in revenue from contracts with customers in the three months ended September 30, 2019 compared to the three months ended September 30, 2018 relates to higher amounts of Servier revenue recorded upon the termination of the co-development of PRS-332 by Servier for strategic reasons. This increase was partially offset by lower levels of activities with respect to our collaboration agreements with both Seattle Genetics and AstraZeneca .

The following table provides a comparison of revenues for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30
	2019	2018	Increase/(Decrease)
Revenue from contract with customers	$26,966	$22,541	$4,425
Collaboration revenue (ASC 808)	2,043	1,555	488
Other	—	91	(91)
Total Revenue	$29,009	$24,187	$4,822

•
The $4.4 million increase in revenues from license fees in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily relates to higher amounts of Servier revenue recorded upon termination of the co-development of PRS-332 by Servier for strategic reasons partially offset by lower activity levels with respect to our collaboration agreement with Seattle Genetics and AstraZeneca.

•
The $0.5 million increase in collaboration revenues in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 relates to increased research and development activities under our collaboration with Servier.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30
	2019	2018	Increase/(Decrease)
Respiratory	$3,241	$2,371	$870
Immuno-oncology	4,102	4,225	(123)
Anemia	80	288	(208)
Other R&D activities	5,788	4,517	1,271
Total	$13,211	$11,401	$1,810

•
The $0.9 million increase for our respiratory programs period-over-period is due primarily to our ongoing GMP activities for phase 2a readiness for PRS-060. We also incurred higher pre-clinical and lab supply expenses as we continue investing in our other proprietary and partnered programs in 2019 compared to 2018;

•	The $0.1 million decrease in our immuno-oncology program spending period-over-period is due primarily to a slightly lower spending on our preclinical IO programs on a period-over-period basis;

•	The $0.2 million decrease for our anemia program, PRS-080, period-over-period is mainly due to lower clinical costs as the phase 2a study was largely completed earlier in 2019; and

•
The $1.3 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, due to an overall increase in headcount, and an increase in allocated facility costs due to higher non-cash rent charges for the new Hallbergmoos facility that is being prepared for occupancy.

The following table provides a comparison of the research and development expenses for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30
	2019	2018	Increase/(Decrease)
Respiratory	$9,168	$5,672	$3,496
Immuno-oncology	13,950	8,789	5,161
Anemia	302	1,592	(1,290)
Other R&D activities	17,460	12,439	5,021
Total	$40,880	$28,492	$12,388

•
The $3.5 million increase for our respiratory programs period-over-period is due primarily to increases to our ongoing CMC costs incurred for phase 2a readiness for PRS-060 offset by slightly lower clinical costs as the phase 1 SAD study was completed earlier in 2019. We also incurred higher pre-clinical and lab supply expenses as we initiated and were working on more proprietary and partnered respiratory programs in 2019 compared to 2018;

•
The $5.2 million increase in our immuno-oncology program spending period-over-period is due primarily to an increase in clinical trials costs incurred for PRS-343 and drug product manufacturing for PRS-343, PRS-344 and other proprietary programs;

•	The $1.3 million decrease for our anemia program, PRS-080, period-over-period is mainly due to lower clinical costs as the phase 2a study wound down in 2019 compared to the same period in 2018; and

•
The $5.0 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, due to an overall increase in headcount, an increase in recruiting costs, and an increase in allocated facility costs due to higher non-cash rent charges for the new Hallbergmoos facility that is being prepared for occupancy.

General and Administrative Expenses
General and administrative expenses of $4.8 million for the three months ended September 30, 2019 were generally consistent to $4.7 million for the three months ended September 30, 2018 across all expense categories.
General and administrative expenses were $14.0 million for the nine months ended September 30, 2019 and $13.9 million for the nine months ended September 30, 2018. The period over period fluctuation is due to decreases in legal, professional and recruiting costs, offset completely by increase in audit and tax, stock compensation and costs related to the new Hallbergmoos facility, including non-cash deferred rent charges.
Non-operating income (expense), net
Our non-operating income was $0.3 million for the three months ended September 30, 2019 as compared to $1.7 million for the three months ended September 30, 2018. This decrease is due to lower interest income as a result of lower invested amounts and a strengthening of the U.S. dollar against the euro, including the impact on foreign currency remeasurement of monetary assets, primarily U.S. dollar cash and investment balances in Germany.
Our non-operating income was $1.1 million for the nine months ended September 30, 2019 as compared to $3.0 million for the nine months ended September 30, 2018. This decrease is due mostly to a higher foreign currency remeasurement gain due to a larger receivable balance in prior year.
Liquidity and Capital Resources
Through September 30, 2019, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of September 30, 2019, we had a total of $86.2 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three months ended September 30, 2019 and 2018, respectively, and have a total accumulated deficit of $173.4 million as of September 30, 2019.

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
The following table provides a summary of operating, investing and financing cash flows for the nine months ended September 30, 2019 and 2018 respectively (in thousands):

	Nine Months Ended September 30
	2019	2018
Net cash (used in) provided by operating activities	(38,493)	7,992
Net cash provided by (used in) investing activities	11,719	(3,658)
Net cash provided by financing activities	501	48,504
There was a $46.5 million change in net cash from operating activities, as the net cash used in operating activities was $38.5 million for the nine months ended September 30, 2019 compared to net cash provided by operating activities of $8.0 million for the nine months ended September 30, 2018. The change is primarily driven by lower accounts receivable and lower deferred revenue mainly driven by the recognition of remaining revenue related to PRS-332, offset slightly by other working capital changes during the nine months ended September 30, 2019. Additionally, there was a $9.6 million increase in the net loss in 2019 compared to 2018.
The change in net cash provided by investing activities for the nine months ended September 30, 2019 compared to net cash used in the same period in 2018 is mainly attributable to more investment purchases than investment maturities in the current year compared to 2018.
Financing activities for the nine months ended September 30, 2019 were $0.5 million due to exercises of options and warrants and proceeds from the employee stock purchase plan. This is compared to $47.2 million in proceeds due to the issuance of common stock under our 2018 Offering along with $1.3 million of proceeds from the exercise of warrants and stock options for the nine months ended September 30, 2018.
On August 9, 2019, we entered into an Open Market Sale Agreement, or the Sale Agreement with Jefferies LLC, or Jefferies, pursuant to which we may offer and sell shares of our common stock, par value $0.001 per share, having aggregate gross sales proceeds of $50.0 million, or the Shares, from time to time, through an “at the market offering” program under our shelf registration statement on Form S-3 (File No. 333-226725). To date, we have not sold any Shares under the Sales Agreement.
In November 2019, we entered into a securities purchase agreement for a private placement with a select group of institutional investors. William Blair & Company, L.L.C. acted as sole placement agent in connection with the private placement. The private placement, referred to as the PIPE, consisted of 9,014,960 units, at a price of $3.55 per unit, for gross proceeds of approximately $32.0 million, and net proceeds to the Company of approximately $31.1 million, after deducting placement agent fees and estimated offering expenses payable by the Company. Each unit consists of (i) one share of the Company’s common stock or 0.001 shares of non-voting Series C convertible preferred stock, and (ii) one immediately-exercisable warrant to purchase one share of the Company’s common stock with an exercise price of $7.10.

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
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2018 for a discussion of our critical accounting policies and estimates. There has been one material change to the critical accounting policies during the nine months ended September 30, 2019. This change is related to revenue recognition and is described in “Note 2—Summary of Significant Accounting Policies”.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of September 30, 2019 as a result of the previously reported material weakness discussed below.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Certificate of Designation of Series C Convertible Preferred Stock.	*

3.2	Amended and Restated Bylaws of the Registrant, as amended.	*

4.1	Form of Warrant to purchase Common Stock.		Form 8-K (Exhibit 10.2)	November 4, 2019	001-37471

10.1	Open Market Sale Agreement, dated as of August 9, 2019, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC.		Form 10-Q (Exhibit 10.1)	August 9, 2018	001-37471

10.2	Managing Director Services Agreement by and between Pieris Pharmaceuticals GmbH and Hitto Kaufmann, PhD., dated February 20, 2019.	*

10.3	Non-Qualified Stock Option Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of August 30, 2019.	*

10.4	Securities Purchase Agreement, dated November 2, 2019, by and among the Company and the Investors named therein.		Form 8-K (Exhibit 10.1)	November 4, 2019	001-37471

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.5	Registration Rights Agreement, dated November 2, 2019, by and among the Company and the Investors named therein.		Form 8-K (Exhibit 10.3)	November 4, 2019	001-37471

31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

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

PIERIS PHARMACEUTICALS, INC.

November 12, 2019	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

November 12, 2019	By:	/s/ Thomas Bures
Thomas Bures
Vice President, Finance and Treasurer
(Principal Financial Officer and Principal Accounting Officer)