Form 10-Q
period 2020-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2020-05-11
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-37471

PIERIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada		30-0784346
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

255 State Street	9th Floor
Boston,	MA
United States		02109
(Address of principal executive offices)		(Zip Code)
857-246-8998
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	PIRS	The Nasdaq Capital Market
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

As of May 6, 2020, the registrant had 52,320,635 shares of common stock outstanding.

2

i

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.
Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates, and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; regulatory developments in the United States and foreign countries; the expected impact of new accounting standards; and the length and severity of SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain, and clinical trials.
You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, or SEC, on March 13, 2020, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.
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
Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.097 based on Thomson Reuters as of March 31, 2020.

ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share data)

	March 31	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$47,431	$62,260
Short term investments	39,333	41,894
Accounts receivable	7,267	6,787
Prepaid expenses and other current assets	4,341	4,072
Total current assets	98,372	115,013
Property and equipment, net	20,344	19,502
Operating lease right-of-use assets	3,170	3,436
Other non-current assets	1,887	3,146
Total assets	$123,773	$141,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,500	$5,803
Accrued expenses and other current liabilities	6,939	9,944
Deferred revenues, current portion	10,044	11,256
Total current liabilities	20,483	27,003
Deferred revenue, net of current portion	38,560	47,258
Operating lease liabilities	14,924	15,484
Total liabilities	73,967	89,745
Stockholders’ equity:
Preferred stock	—	—
Common stock	55	55
Additional paid-in capital	228,751	227,468
Accumulated other comprehensive loss	(1,227)	(1,995)
Accumulated deficit	(177,773)	(174,176)
Total stockholders’ equity	49,806	51,352
Total liabilities and stockholders’ equity	$123,773	$141,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31
	2020	2019
Revenue
Customer revenue	$8,885	$7,226
Collaboration revenue	4,376	1,319
Total revenue	13,261	8,545
Operating expenses
Research and development	12,758	14,296
General and administrative	4,359	4,932
Total operating expenses	17,117	19,228
Loss from operations	(3,856)	(10,683)
Other income (expense)
Interest income	319	506
Other expense, net	(60)	(171)
Net loss	$(3,597)	$(10,348)

Other comprehensive income:
Foreign currency translation	652	686
Unrealized gain on available-for-sale securities	116	240
Comprehensive loss	$(2,829)	$(9,422)
Net loss per share
Basic and diluted	$(0.07)	$(0.20)
Weighted average number of common shares outstanding
Basic and diluted	55,212	50,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
For the Three Months Ended March 31, 2019 and 2020

	Preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2018	3	$—	54,151	$54	$189,929	$(2,982)	$(147,066)	$39,935
Change in Retained Earnings from adoption of ASC 606	—	—	—	—	—	—	(1,641)	(1,641)
Net loss	—	—	—	—	—	—	(10,348)	(10,348)
Foreign currency translation adjustment	—	—	—	—	—	686	—	686
Unrealized gains on investments, net of $0.1 million of tax	—	—	—	—	—	240	—	240
Stock based compensation expense	—	—	—	—	1,290	—	—	1,290
Preferred stock conversion (Series B)	5	—	(5,000)	(5)	5	—	—	—
Balance as of March 31, 2019	8	$—	49,151	$49	$191,224	$(2,056)	$(159,055)	$30,162

Balance as of December 31, 2019	11	$—	55,212	$55	$227,468	$(1,995)	$(174,176)	$51,352
Net loss	—	—	—	—	—	—	(3,597)	(3,597)
Foreign currency translation adjustment	—	—	—	—	—	652	—	652
Unrealized gain on investments	—	—	—	—	—	116	—	116
Stock based compensation expense	—	—	—	—	1,283	—	—	1,283
Balance as of March 31, 2020	11	$—	55,212	$55	$228,751	$(1,227)	$(177,773)	$49,806
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31
	2020	2019
Operating activities:
Net loss	$(3,597)	$(10,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	339	166
Right-of-use asset amortization	199	—
Stock-based compensation	1,283	1,290
Other non-cash transactions	100	(298)
Changes in operating assets and liabilities	(13,455)	(5,918)
Net cash used in operating activities	(15,131)	(15,108)
Investing activities:
Purchases of property and equipment	(1,927)	(121)
Proceeds from maturity of investments	28,373	2,842
Purchases of investments	(26,032)	(8,037)
Net cash provided by (used in) investing activities	414	(5,316)
Financing activities:
Net cash provided by financing activities	—	—
Effect of exchange rate change on cash and cash equivalents	(112)	(2,349)
Net decrease in cash and cash equivalents	(14,829)	(22,773)
Cash and cash equivalents at beginning of period	62,260	74,867
Cash and cash equivalents at end of period	$47,431	$52,094
Supplemental cash flow disclosures:
Net unrealized gain on investments	$46	$330
Property and equipment included in accounts payable	$590	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Corporate Information
Pieris Pharmaceuticals, Inc. was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company that was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries, hereinafter collectively Pieris, or the Company, is a clinical-stage biopharmaceutical company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Pieris’ corporate headquarters is located in Boston, Massachusetts and its research facility is located in Hallbergmoos, Germany.
Pieris’ clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma and an immuno-oncology, or IO, bispecific targeting HER2 and 4-1BB.
The Company’s core Anticalin technology and platform was developed in Germany, and the Company has partnership arrangements with several major multi-national pharmaceutical companies.
As of March 31, 2020, the Company had cash, cash equivalents and investments of $86.8 million. The Company expects that its existing cash, cash equivalents and investments are sufficient to support operating expense and capital expenditure requirements for at least 12 months from the date of this filing.

2.    Summary of Significant Accounting Policies
The Company´s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies, within the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There has been no material change to the significant accounting policies during the three months ended March 31, 2020 other than the adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2018-18, Collaborative Arrangements (Topic 808):Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18, described in more detail below.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 13, 2020.
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

Cash, Cash Equivalents and Investments
The Company determines the appropriate classification of its investments at the time of purchase. All liquid investments with original maturities of 90 days or less from the purchase date and for which there is an active market are considered to be cash equivalents. The Company’s investments are comprised of money market, asset backed securities, government treasuries and corporate bonds that are classified as available-for-sale in accordance with FASB Accounting Standards Codification, or ASC, 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets.

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

In November 2018, the FASB issued ASU 2018-18, which makes targeted improvements to generally accepted accounting principles for collaborative arrangements, including: clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contract with Customers, or ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account, adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606, and a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The guidance per ASU 2018-18 is to be adopted retrospectively to the date of initial application of ASC 606. The Company adopted ASU 2018-18 in the current quarter. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements; however, revenue recognized under a collaborative arrangement involving a participant that is not a customer (Collaboration Revenue) is now presented separately from Customer Revenue. This change has been reflected in the condensed consolidated statement of operations and the 2019 amounts were adjusted to conform to ASC 808 as follows:

	Three Months Ended March 31
	As reported pre-adoption	ASC 808 Adoption Adjustment	As reported post-adoption
	2019	2019	2019
Customer revenue	$7,534	$(308)	$7,226
Collaboration revenue	1,011	308	1,319
Total Revenue	$8,545	$—	$8,545

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
Leases

Effective on December 31, 2019, we lost our emerging growth company, or EGC, status which accelerated the requirement of the adoption of FASB ASC 842, Leases, or ASC 842. As a result, we adjusted our previously reported consolidated financial statements effective January 1, 2019 in our 2019 Form 10-K, and amendments to previously filed Forms 10-Q were not required. Accordingly, our prior period condensed consolidated financial statements and information, as presented herein, have been restated to conform to the new standard.

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
Recent Accounting Pronouncements Not Yet Adopted

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
Subsequently, in November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, or ASU 2018-19, which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, or ASU 2019-11 which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB also issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, or ASU 2019-10, which delays the effective date of ASU 2016-13 by three years for certain smaller reporting companies such as the Company. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the adoption of this standard, but currently does not expect it to have a material impact on the Company’s consolidated financial statements and related disclosures.
The Company has considered other recent accounting pronouncements and concluded that they are either not applicable to the business or that the effect is not expected to be material to the unaudited condensed consolidated financial statements as a result of future adoption.

3.    Revenue
General
The Company has not generated revenue from product sales. The Company has generated revenue from contracts with customers and revenue from collaboration agreements, which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments. Included in revenue for the three months ended March 31, 2020 was $10.0 million that was included in the aggregated deferred liability balances at December 31, 2019.
During the three months ended March 31, 2020 and 2019, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended March 31
	2020	2019
Seattle Genetics	$448	$925
AstraZeneca	2,711	6,020
Servier	10,102	1,600
Total Revenue	$13,261	$8,545

Under the Company´s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$1,111	$960
Servier	667	592
Seattle Genetics	769	450
Total potential milestone payments	$2,547	$2,002

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
As a result, management concluded there were six separate performance obligations at the inception of the Seattle Genetics Agreements: (i) three combined performance obligations, each comprised of a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services for the first three approved Seattle Genetics antibody target programs, (ii) two performance obligations each comprised of a material right for an antibody target swap option for the first and the second approved Seattle Genetics antibody target for no additional consideration, and (iii) one performance obligation comprised of the participation on the various governance committees.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized straight-line over the anticipated research term for all research programs. As of March 31, 2020, there was $23.8 million of aggregate transaction price allocated to remaining performance obligations.

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

As of March 31, 2020, there were $3.5 million and $16.2 million of current and non-current deferred revenue, respectively, related to the Seattle Genetics Agreements.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of March 31, 2020, there was $22.8 million of aggregate transaction price allocated to remaining performance obligations.

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

As of March 31, 2020, there were $1.0 million and $17.0 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of March 31, 2020, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.6 million. Amortization during the three months ended March 31, 2020 was de minimis.

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

As a result, management concluded that there were 10 performance obligations at the inception of the Servier Agreements. The following performance obligations are within the scope of ASC 808: (i) combined performance obligation comprised of a non-exclusive platform technology license, commercial license, development license and research and development services for the Initial Lead, (ii) two separate performance obligations each comprised of a combined non-exclusive platform technology license, research license and research and development services for each Co-Development Collaboration Product (iii) one performance obligation comprised of participation in the various governance committees, and (iv) two combined performance obligations comprised of the development and commercial licenses granted for the Co-Development Collaboration Products (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in material rights. Revenue recognized associated with these performance obligations are presented as Collaboration Revenue within the Statement of Operations. The following performance obligations are within the scope of ASC 606: (i) two separate performance obligations each comprised of a combined non-exclusive platform technology license, research license and research and development services for each Servier Worldwide Collaboration Product, and (ii) two combined performance obligations comprised of the development and commercial licenses granted for the Servier Worldwide Collaboration Products (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in material rights. Revenue recognized associated with these performance obligations are presented as Customer Revenue within the Statement of Operations.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of March 31, 2020, there was $10.9 million of aggregate transaction price allocated to remaining performance obligations.

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

In February 2020, the research term was extended for another 12 months. The Company has updated the transaction price for the extension for revenue recognition purposes and allocated it ratably over all unsatisfied performance obligations. In March 2020, Servier notified the Company of its decision to discontinue co-development of two earlier preclinical stage programs for strategic reasons based upon an extensive portfolio review. The notification required a 60-day period to complete remaining obligations on the programs, however the Company determined that the material rights to acquire development and commercial licenses for one Co-Development Collaboration Product and for one Servier Developed Collaboration Products lapsed in March 2020 and recognized as revenue $7.1 million of previously deferred revenue associated with these material rights during the three-month period ended March 31, 2020. The parties continue to advance the development of two preclinical programs: PRS-344, a 4-1BB/PD-L1 bispecific designed as a co-development program, and PRS-352, which addresses undisclosed targets and for which Servier has worldwide rights.

As of March 31, 2020, there were $5.5 million and $5.4 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of March 31, 2020, the remaining balance of the asset recognized from costs to obtain the Servier contract was $0.1 million. Amortization during the three months ended March 31, 2020 was $0.1 million.

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

Additions to deferred revenue were $1.6 million during the three months ended March 31, 2020 and reductions to deferred revenue were $10.0 million for the three months ended March 31, 2020.

4.    Cash, cash equivalents and investments
As of March 31, 2020 and December 31, 2019, cash, cash equivalents and investments comprised of funds in depository, money market accounts, U.S. treasury securities, asset backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2020
Money market funds, included in cash equivalents	$11,489	$11,489	$—	$—
Investments - U.S. treasuries	4,604	4,604	—	—
Investments - Asset-backed securities	5,713	—	5,713	—
Investments - Corporate bonds	29,016	—	29,016	—
Total	$50,822	$16,093	$34,729	$—

December 31, 2019
Money market funds, included in cash equivalents	$47,384	$47,384	$—	$—
Investments - U.S. treasuries	5,300	5,300	—	—
Investments - Asset-backed securities	7,950	—	7,950	—
Investments - Corporate bonds	28,644	—	28,644	—
Total	$89,278	$52,684	$36,594	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of March 31, 2020.
Investments at March 31, 2020 consisted of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
U.S. treasuries	61-135	$4,565	$38	$—	$4,603
Asset-backed securities	7-168	5,699	20	(5)	5,714
Corporate bonds	6-223	29,023	43	(50)	29,016
Total		$39,287	$101	$(55)	$39,333

The Company recorded realized gains of $0.2 million from the maturity of available-for-sale securities during the three months ended March 31, 2020. The Company did not record realized gains or losses from the maturity of available-for-sale securities during the three months ended March 31, 2019.
As of March 31, 2020, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

5.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	March 31	December 31,
	2020	2019
Laboratory equipment	$9,366	$11,635
Office/computer equipment and furniture	2,010	724
Leasehold improvements	12,639	10,710
Property and equipment, at cost	24,015	23,069
Accumulated depreciation	(3,671)	(3,567)
Property and equipment, net	$20,344	$19,502

6.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31	December 31,
	2020	2019
Accrued accounts payable	$1,688	$4,251
Compensation expense	1,502	2,870
Research and development fees	1,942	1,048
Lease liabilities	851	733
Audit and tax fees	444	522
Other current liabilities	512	520
Total	$6,939	$9,944

7.    Net Loss per Share

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

For the three months ended March 31, 2020 and 2019, and as calculated using the treasury stock method, approximately 34.9 million and 21.6 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

8.    Stockholders´ Equity
The Company had 300,000,000 shares authorized and 55,212,477 and 55,212,437 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively, with a par value of $0.001 per share.
The Company had 10,000,000 shares authorized and 11,429 shares of preferred stock issued and outstanding as of both March 31, 2020 and December 31, 2019, with a par value of $0.001 per share, consisting of the following:

•	Series A Convertible, 2,907 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.

•	Series B Convertible, 5,000 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.

•	Series C Convertible, 3,522 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively.
Series B Preferred Stock Conversion

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
2019 Employee, Director and Consultant Equity Incentive Plan

At the Annual Shareholder Meeting, held on July 31, 2019, the shareholders approved the 2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan. The 2019 Plan permits the Company to issue up to 2,750,000 shares of common stock pursuant to awards granted under the 2019 Plan. Upon approval of the 2019 Plan, the 2018 Employee, Director and Consultant Equity Incentive Plan, or the 2018 Plan, was terminated; all unissued options will be canceled and no additional awards will be made thereunder. All outstanding awards under the 2018 Plan will remain in effect and any awards forfeited from the outstanding awards will be recycled into the 2019 Plan. There were approximately 654,341 shares remaining and available for grant under the 2018 Plan that terminated upon approval of the 2019 Plan.
2019 Private Placement
In November 2019, the Company entered into a securities purchase agreement for a private placement, or the Purchase Agreement, with a select group of institutional investors, including lead investor BVF as well as existing and new investors, or Investors. At the time of entering into the Purchase Agreement, BVF was a more than 5% stockholder of the Company, holding shares of common stock, Series A Preferred Stock, Series B Preferred Stock and warrants to purchase shares of common stock.

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

The terms of the Series C Preferred Shares, specifically voting rights, rights of conversion, beneficial ownership limitations, entitlement to dividends and distributions upon liquidation or dissolution, are identical to the Series B Preferred Shares.

Series D Preferred Stock Conversion

On March 31, 2020, the Company and certain entities affiliated with Biotechnology Value Fund, L.P., or BVF entered into an exchange agreement pursuant to which, on April 1, 2020, BVF exchanged an aggregate of 3,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 3,000 shares of Series D Preferred Stock and the Company designated 3,000 shares of its authorized and unissued preferred stock as Series D Preferred Stock and filed a Certificate of Designation of Series D Convertible Preferred Stock of Pieris Pharmaceuticals, Inc., or the Series D Certificate of Designation, with the Nevada Secretary of State.

Each share of Series D Preferred Stock is convertible into 1,000 shares of Common Stock (subject to adjustment as provided in the Series D Certificate of Designation) at any time at the option of the holder, provided that the holder is prohibited from converting the Series D Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding. The holder may reset the Beneficial Ownership Limitation to a higher or lower number (not to exceed 19.99% of the total number of Common Shares issued and outstanding immediately after giving effect to a conversion) upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company. In the event of the Company’s liquidation, dissolution, or winding up, subject to the rights of holders of Senior Securities (defined below), holders of Series D Preferred Stock are entitled to receive a payment equal to $0.001 per share of Series D Preferred Stock before any proceeds are distributed to the holders of Common Stock and Junior Securities (defined below) and pari passu with any distributions to the holders of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares. However, if the assets of the Company are insufficient to comply with the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the Series D Preferred Stock and Parity Securities (defined below). Shares of Series D Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series D Preferred Stock is required to amend the terms of the Series D Certificate of Designation. Holders of Series D Preferred Stock are entitled to receive any dividends payable to holders of Common Stock, and rank:

•	senior to all of the Common Stock;

•
senior to any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms junior to the Series D Preferred Stock (the “Junior Securities”);

•
on parity with all shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms on parity with the Series D Preferred Stock (the "Parity Securities”); and

•
junior to any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms senior to the Series D Preferred Stock (the “Senior Securities”),

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends.
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
The Company also leased approximately 19,000 square feet of office and laboratory space in Freising, Germany under four agreements, the Freising Leases, including three leases for space on three floors of the same building and a letter agreement for additional conference room space within the building. The Freising Leases expired on March 31, 2020.

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

Monthly base rent for the initial 105,000 square feet of the leased property, including parking spaces, will total approximately $0.2 million per month, which amount shall be adjusted starting on the second anniversary of the commencement date by an amount equal to the German consumer price index. In addition to the base rent, Pieris GmbH is also responsible for certain administrative and operational costs in accordance with the Hallbergmoos Lease. Pieris GmbH provided a security deposit of $0.8 million as required by the Hallbergmoos Lease. The Company will serve as a guarantor for the Hallbergmoos Lease.

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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$404	$224
Variable lease costs (1)	188	68
Total lease cost	$592	$292
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

The following table summarizes the weighted-average remaining lease term and discount rate as of March 31, 2020:

As of March 31, 2020
Weighted-average remaining lease term (years)	12.1
Weighted-average discount rate	10.5%

Cash paid for amounts included in the measurement of the lease liabilities was $0.3 million for the three months ended March 31, 2020.
As of March 31, 2020, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2020	$1,781
2021	2,369
2022	2,200
2023	2,165
2024	2,165
Thereafter	16,421
Total undiscounted lease payments	27,101
Less: present value adjustment	(11,326)
Present value of lease liabilities	$15,775

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, and an immuno-oncology (IO) bispecific targeting HER2 and 4-1BB. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our development programs include:

•
PRS-060/AZD1402, our lead respiratory program partnered with AstraZeneca, a drug candidate that antagonizes IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases. We are sponsoring the phase 1 studies of PRS-060/AZD1402 with AstraZeneca, and AstraZeneca is funding the costs. AstraZeneca will conduct and fund the phase 2a study of the drug candidate, after which we will have separate options to co-develop and co-commercialize PRS-060/AZD1402 in the United States.

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

Our programs are in varying stages:

•
PRS-060/AZD1402 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 SAD study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well tolerated when given as a single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). We presented interim data from the PRS-060/AZD1402 phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb). In that study, during the treatment period, 30 patients were randomized to receive delivered doses of PRS-060/AZD1402 ranging from 2 mg to 60 mg (5 mg to 150 mg administered through a nebulizer (nominal dose)) twice daily for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals. Statistically significant and pronounced inhibition of FeNO relative to placebo was observed at all doses. When comparing the 20 mg PRS-060/AZD1402 powered cohort (n=12) to placebo, the primary statistical analysis using the emax model demonstrated a 36% relative reduction in FeNO (p-value <0.0001). Systemic target engagement was dose-dependent and closely aligned with systemic exposure of the drug, consistent with results of the phase 1 SAD study. No systemic target engagement and minimal systemic exposure was observed at the 2 mg dose, suggesting that local target engagement by the drug may be sufficient to reduce airway inflammation, as evidenced by FeNO reduction at that 2 mg dose level. Following these reported results we and AstraZeneca are preparing to move into a phase 2a study in moderate-to-severe asthmatics in the second half of 2020.

•
Based on the totality of the data in the phase 1 dose-escalation monotherapy study of PRS-343, a 4-1BB/HER2 bispecific for HER2-positive solid tumors, Pieris has decided to initiate a phase 2 single-arm study of PRS-343 in combination with ramucirumab and paclitaxel in second-line gastric cancer in the second half of this year. At the active dose levels for which we presented interim data last year in cohorts 9 (2.5 mg/kg Q3W) through 11b (8 m/kg Q2W), a partial response was observed in three patients and stable disease was observed in 11 patients as best response out of 21 evaluable patients, translating to an ORR of 14% and a DCR of 67%. All three objective responses in these cohorts were observed in cohort 11b, in which disease stabilization was also observed in three patients out of seven evaluable patients, translating to an ORR of 43% and a DCR of 86%. Additional clinical benefit, including complete response, was also observed in the higher dose cohorts, which are still open for enrollment. Pieris plans to present detailed data from both the monotherapy study and atezolizumab combination study at a medical meeting in the second half of this year.

•
For our other IO drug candidates and programs, we are conducting activities relating to candidate identification, optimization and preclinical evaluation. In March 2020, Servier notified the Company of its decision to discontinue co-development of two earlier preclinical stage programs for strategic reasons based upon an extensive portfolio review and focus exclusively on the two later-stage programs in the collaboration, PRS-344 and PRS-352. Due to scale-up challenges recently encountered with the manufacture of drug product for PRS-344, Pieris and Servier have jointly decided to invest in additional CMC activities, given the strategic importance of this program. As a result, Pieris now anticipates filing an IND application for PRS-344, a 4-1BB/PD-L1 bispecific, in 2021. The Company holds exclusive commercialization rights for PRS-344 in the United States and will receive royalties on ex-U.S. sales for this program. Pieris is also focused completing the non-GLP preclinical work for PRS-352, a preclinical-stage program addressing undisclosed targets, and expects to hand it over this year to Servier.

Our core Anticalin technology and platform were developed in Germany and we have collaborations with major multi-national pharmaceutical companies. In particular, we have an alliance with AstraZeneca to treat respiratory diseases and partnerships with Servier and Seattle Genetics, both in IO.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three months ended March 31, 2020, we reported a net loss of $3.6 million. For the three months ended March 31, 2019, we reported a net loss of $10.3 million. As of March 31, 2020, we had an accumulated deficit of $177.8 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three months ended March 31, 2020 and 2019 were from license and collaboration agreements with our partners.
A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. At each period end, we remeasure assets and liabilities to the functional currency of that entity (for example, U.S. dollar payables recorded by Pieris Pharmaceuticals GmbH). Remeasurement gains and losses are recorded in the statement of operations line item ‘Other income (expense), net.’ All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average rate during the period. Equity transactions are translated using historical exchange rates. All adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss.
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
Our research and development costs include costs that are directly attributable to the creation of certain of our Anticalin drug candidates and are comprised of:

•
internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

•	fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing and related testing and clinical trial activities.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, employee benefits, equity compensation and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services along with facility and maintenance costs attributable to general and administrative functions.

Results of Operations
Comparison of the three months ended March 31, 2020 and 2019

The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended March 31
	2020	2019
Revenues	$13,261	$8,545

Research and development expenses	12,758	14,296
General and administrative expenses	4,359	4,932
Total operating expenses	17,117	19,228
Other income (expense)
Interest income	319	506
Other expense, net	(60)	(171)
Net loss	$(3,597)	$(10,348)
Revenues
The following table provides a comparison of revenues (in thousands):

	Three Months Ended March 31
	2020	2019	Increase/(Decrease)
Customer revenue	$8,885	$7,226	$1,659
Collaboration revenue	4,376	1,319	3,057
Total Revenue	$13,261	$8,545	4,716

•
The $1.7 million increase in customer revenue in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 relates to higher Servier revenue recorded upon the termination a preclinical program by Servier for strategic reasons. This increase was partially offset by lower levels of activities with respect to our collaboration agreements with both Seattle Genetics and AstraZeneca.

•
The $3.1 million increase in collaboration revenues in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 relates to higher amounts of revenue upon the termination of a preclinical program by Servier for strategic reasons.

Research and Development Expenses
The following table provides a comparison of the research and development expenses (in thousands):

	Three Months Ended March 31
	2020	2019	Increase/(Decrease)
Respiratory	$2,728	$3,233	$(505)
Immuno-oncology	3,436	5,774	(2,338)
Other R&D activities	6,594	5,289	1,305
Total	$12,758	$14,296	(1,538)

•
The $0.5 million decrease for our respiratory programs period-over-period is due primarily to decreased phase 1 activities for PRS-060 as well as lower costs related to our proprietary respiratory programs.

•
The $2.3 million decrease in our immuno-oncology program spending period-over-period is due primarily to lower manufacturing costs for PRS-344 program on a period-over-period basis as the manufacturing costs were initiated in the first quarter of 2019.

•
The $1.3 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, due to an overall increase in headcount, and an increase in allocated facility costs due to the new Hallbergmoos facility.

General and Administrative Expenses
General and administrative expenses were $4.4 million for the three months ended March 31, 2020 and $4.9 million for the three months ended March 31, 2019. The period over period fluctuation is due to lower personnel expenses, including bonus and stock compensation, and lower professional service fees driven by a decrease in audit and compliance costs.
Other Income (Expense)
Our other income (expense) was $0.3 million for both the three months ended March 31, 2020 and March 31, 2019. This was due to the offsetting impact of lower interest income (both lower invested amounts and lower interest rates in the current quarter) offset by a stronger U.S. dollar against the euro in the current quarter versus the prior year quarter.
Liquidity and Capital Resources
Through March 31, 2020, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of March 31, 2020, we had a total of $86.8 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three months ended March 31, 2020 and 2019, respectively, and have a total accumulated deficit of $177.8 million as of March 31, 2020.
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
The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31
	2020	2019
Net cash used in operating activities	$(15,131)	$(15,108)
Net cash provided by (used in) investing activities	414	(5,316)
Net cash provided by financing activities	—	—
There was a de minimis change in net cash from operating activities, as the net cash used in operating activities was $15.1 million for both three months periods ended March 31, 2020 and March 31, 2019, although there were significant offsetting fluctuations in the comparable periods. The change is primarily driven by lower accounts payable, accrued expenses and deferred revenue mainly driven by revenue recognized for the discontinued Servier programs during the three months ended March 31, 2020, offset by a $6.8 million decrease in the net loss in 2020 compared to 2019.
The change in net cash provided by investing activities for the three months ended March 31, 2020 compared to net cash used in the same period in 2019 is mainly attributable to more investment maturities than investment purchases in the current year compared to 2019. Cash provided by investing activities in 2020 was partially offset by an increase in purchases of property and equipment related to our move to a new facility.
There were no financing activities for either of the three months ended March 31, 2020 or three months ended March 31, 2019.
In August 2019, we entered into a sale agreement pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through an “at the market offering” program under a shelf registration statement on Form S-3 (File No. 333-226725). To date, the Company has not sold any shares under this agreement.

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

We expect that our existing cash, cash equivalents and investments will enable us to fund our operational and capital expenditure requirements for at least twelve months from the issuance date of these financial statements. Any requirements for additional capital will depend on many factors, including the following:

•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our drug candidates and any products that we may develop;

•	the number and characteristics of drug candidates that we pursue;

•	the cost, timing and outcomes of regulatory approvals;

•	the cost and timing of establishing sales, marketing and distribution capabilities;

•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•	the effects of the COVID-19 pandemic and the cost and timing of actions taken to contain it.

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
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2019 for a discussion of our critical accounting policies and estimates. There has been one material change to the critical accounting policies during the three months ended March 31, 2020. This change is related to revenue recognition and is described in “Note 2—Summary of Significant Accounting Policies”.

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
We believe that our most critical accounting policies are those relating to revenue recognition, contingencies, research and development expense and income taxes, and there have been significant changes to our revenue recognition, multiple-element and milestone accounting policies discussed in the Annual Report on Form 10-K for the fiscal year ended on December 31, 2019.  Please refer to “Note 2—Summary of Significant Accounting Policies” for the updated revenue recognition policy that encompasses the changes to the historical revenue recognition, multiple-element and milestone accounting policies.
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
As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

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

•
An opportunity for reduced audit and other compliance expenses as we are no lower subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002

•	An opportunity to utilize the non-accelerated filer time-line requirements beginning with our annual report for the year ended December 31, 2020 and quarterly filings thereafter.
For as long as we continue to be a smaller reporting company, we expect that we will take advantage of both the reduced internal control audit requirements and the disclosure obligations available to us as a result of this classification.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of March 31, 2020 as a result of the previously reported material weakness discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

In connection with the preparation of our financial statements for the year ended December 31, 2019, we identified a material weakness in internal controls over our information technology general controls, or ITGC, related to change and access management process, and as a result, internal controls related to substantially all underlying financial statement accounts and disclosures are ineffective. We also identified deficiencies in internal controls over our quarterly revenue recognition procedures in that they were not operating effectively for a sufficient period of time in 2019 and certain controls related to the implementation of ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606), or ASC 606, which, taken together, led us to determine that we had a material weakness in the revenue recognition process.

These material weaknesses created a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. No material financial statement misstatements were identified in relation to these material weaknesses in our internal control over financial reporting.

Management intends to implement remediation plans to address the control deficiencies that led to these material weaknesses and will continue to evaluate and take actions to improve the company's internal control over financial reporting. Our remediation plan with respect to our controls over ITGC will include reevaluating our risk assessment and IT control environment within the finance department, developing an IT policy with a clear description on how the controls are designed to operate, and establishing or enhancing controls over system access, administration, and system changes. Our remediation plan with respect to our controls over our revenue recognition process includes, beginning with the first quarter of 2020, performing and retaining sufficient documentation of our operating controls. Our remediation plan with respect to ASC 606 implementation will involve instances of control execution with respect to any new and existing collaboration agreements and the allocation of up-front consideration to the identified performance obligations.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

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

Item 1A. Risk Factors.
In light of the rapid spread of COVID-19 in the United States and globally, we are supplementing the risk factors previously disclosed in Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020, to add the following new risk factor:

Our business may be adversely affected by the ongoing coronavirus pandemic.
Our business could be adversely affected by health epidemics in regions where we have our research and development operations, ongoing preclinical or clinical studies, contract research or manufacturing activities, collaboration partner activities, or other business activities and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon which we rely. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic, spreading to most regions of the world.
As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, clinical trials and pre-clinical studies, including:

•
We believe that the coronavirus pandemic may have an impact on various aspects of our planned or ongoing clinical trials. Potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the U.S. Food and Drug Administration, or FDA, or other reasons related to the coronavirus pandemic. If the coronavirus pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials, and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve healthcare resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

•
We currently rely on third parties to, among other things, manufacture drug substance and drug product for our clinical trials, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party in our international supply chain for materials is adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

•
We have requested that most of our personnel in both the United States and Germany, including all of our administrative employees, work remotely, restricted on-site staff to only those who must perform essential activities that must be completed on-site, limited the number of staff in any given research and development laboratory and implemented policies to protect the health of those staff. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•
Our employees and contractors conducting research and development activities may not be able to access our laboratory for an extended period of time if we or governmental authorities potentially modify current restrictions. As a result, this could delay timely completion of preclinical activities and initiation of additional clinical trials for our programs.

•
Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA, and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.

•
The trading prices for our common stock and other biopharmaceutical companies have been highly volatile due to the coronavirus pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The coronavirus pandemic continues to rapidly evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.
Please also refer to the complete Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2020 for additional risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Certificate of Designation of Series D Convertible Preferred Stock.		Form 8-K (Exhibit 3.1)	April 6, 2020	001-37471

10.1	Exchange Agreement by and among the Company and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P., dated as of March 31, 2020.		Form 8-K (Exhibit 10.1)	April 6, 2020	001-37471

10.2
Letter Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of January 3, 2020.
		±	Form 10-K (Exhibit 10.16)	March 13, 2020	001-37471

10.3	Letter Agreement by and between the Registrant and Louis A. Matis, M.D., dated as of January 8, 2020.		Form 10-K (Exhibit 10.25)	March 13, 2020	001-37471

10.4	Amendment No. 2 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated February 13, 2020.		Form 10-K (Exhibit 10.32)	March 13, 2020	001-37471

31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2
Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

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

PIERIS PHARMACEUTICALS, INC.

May 11, 2020	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

May 11, 2020	By:	/s/ Thomas Bures
Thomas Bures
Vice President, Finance and Treasurer
(Principal Financial Officer and Principal Accounting Officer)