Form 10-Q
period 2020-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2020-08-10
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 3, 2020, the registrant had 52,398,600 shares of common stock outstanding.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates, and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; regulatory developments in the United States and foreign countries, including the timing for, and outcome of, the additional in-use and compatibility study for PRS-343 as requested by the FDA in July 2020, and the resolution of the partial clinical hold relating to that drug candidate; the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain, and clinical trials.

You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, or SEC, on March 13, 2020, as well as those in Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2020, filed with the SEC on May 11, 2020, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.
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
Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1202 based on information provided by Thomson Reuters as of June 30, 2020.
ii

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$44,302	$62,260
Short term investments	32,912	41,894
Accounts receivable	10,712	6,787
Prepaid expenses and other current assets	4,102	4,072
Total current assets	92,028	115,013
Property and equipment, net	20,506	19,502
Operating lease right-of-use assets	3,274	3,436
Other non-current assets	1,975	3,146
Total assets	$117,783	$141,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,406	$5,803
Accrued expenses and other current liabilities	5,942	9,944
Deferred revenues, current portion	7,912	11,256
Total current liabilities	18,260	27,003
Deferred revenue, net of current portion	37,845	47,258
Operating lease liabilities	15,006	15,484
Total liabilities	71,111	89,745
Stockholders’ equity:
Preferred stock	—	—
Common stock	52	55
Additional paid-in capital	230,407	227,468
Accumulated other comprehensive loss	(1,064)	(1,995)
Accumulated deficit	(182,723)	(174,176)
Total stockholders’ equity	46,672	51,352
Total liabilities and stockholders’ equity	$117,783	$141,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Customer revenue	$10,930	$4,723	$19,815	$11,949
Collaboration revenue	316	609	4,692	1,928
Total revenue	11,246	5,332	24,507	13,877
Operating expenses
Research and development	11,333	13,373	24,091	27,669
General and administrative	4,568	4,189	8,927	9,121
Total operating expenses	15,901	17,562	33,018	36,790
Loss from operations	(4,655)	(12,230)	(8,511)	(22,913)
Other (expense) income
Interest income	129	449	448	955
Other (expense) income, net	(424)	23	(484)	(148)
Net loss	$(4,950)	$(11,758)	$(8,547)	$(22,106)

Other comprehensive income:
Foreign currency translation	178	(414)	830	272
Unrealized gain (loss) on available-for-sale securities	(15)	(237)	101	3
Comprehensive loss	$(4,787)	$(12,409)	$(7,616)	$(21,831)
Net loss per share
Basic and diluted	$(0.09)	$(0.24)	$(0.16)	$(0.44)
Weighted average number of common shares outstanding
Basic and diluted	52,371	49,204	53,792	50,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Three Months Ended June 30, 2019 and 2020

	Preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of March 31, 2019	8	$—	49,151	$49	$191,224	$(2,056)	$(159,055)	$30,162
Change in Retained Earnings from adoption of ASC 606	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(11,758)	(11,758)
Foreign currency translation adjustment	—	—	—	—	—	(414)	—	(414)
Unrealized gains/(losses) on investments	—	—	—	—	—	(237)	—	(237)
Stock based compensation expense	—	—	—	—	1,452	—	—	1,452
Issuance of common stock resulting from exercise of stock options	—	—	50	—	97	—	—	97
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	58	—	178	—	—	178
Issuance of common stock resulting from exercise of warrants	—	—	3	—	5	—	—	5
Balance as of June 30, 2019	8	$—	49,262	$49	$192,956	$(2,707)	$(170,813)	$19,485

Balance as of March 31, 2020	11	$—	55,212	$55	$228,751	$(1,227)	$(177,773)	$49,806
Net loss	—	—	—	—	—	—	(4,950)	(4,950)
Foreign currency translation adjustment	—	—	—	—	—	178	—	178
Unrealized gains/(losses) on investments	—	—	—	—	—	(15)	—	(15)
Stock based compensation expense	—	—	—	—	1,237	—	—	1,237
Issuance of common stock resulting from exercise of stock options	—	—	139	—	271	—	—	271
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	47	—	145	—	—	145
Preferred stock conversion (Series D)	3	—	(3,000)	(3)	3	—	—	—
Balance as of June 30, 2020	14	$—	52,399	$52	$230,407	$(1,064)	$(182,723)	$46,672
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Six Months Ended June 30, 2019 and 2020

	Preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2018	3	$—	54,151	$54	$189,929	$(2,982)	$(147,066)	$39,935
Change in Retained Earnings from adoption of ASC 606	—	—	—	—	—	—	(1,641)	(1,641)
Net loss	—	—	—	—	—	—	(22,106)	(22,106)
Foreign currency translation adjustment	—	—	—	—	—	272	—	272
Unrealized loss on investments	—	—	—	—	—	3	—	3
Stock based compensation expense	—	—	—	—	2,742	—	—	2,742
Issuance of common stock resulting from exercise of stock options	—	—	50	—	97	—	—	97
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	58	—	178	—	—	178
Issuance of common stock resulting from exercise of warrants	—	—	3	—	5	—	—	5
Preferred stock conversion	5	—	(5,000)	(5)	5	—	—	—
Balance as of June 30, 2019	8	$—	49,262	$49	$192,956	$(2,707)	$(170,813)	$19,485

Balance as of December 31, 2019	11	$—	55,212	$55	$227,468	$(1,995)	$(174,176)	$51,352
Net loss	—	—	—	—	—	—	(8,547)	(8,547)
Foreign currency translation adjustment	—	—	—	—	—	830	—	830
Unrealized gain on investments	—	—	—	—	—	101	—	101
Stock based compensation expense	—	—	—	—	2,520	—	—	2,520
Issuance of common stock resulting from exercise of stock options	—	—	139	—	271	—	—	271
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	47	—	145	—	—	145
Preferred stock conversion (Series D)	3	—	(3,000)	(3)	3	—	—	—
Balance as of June 30, 2020	14	$—	52,399	$52	$230,407	$(1,064)	$(182,723)	$46,672
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019 (1)
Operating activities:
Net loss	$(8,547)	$(22,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	869	208
Right-of-use asset amortization	156	215
Stock-based compensation	2,520	2,742
Other non-cash transactions	343	(151)
Changes in operating assets and liabilities	(20,250)	(6,749)
Net cash used in operating activities	(24,909)	(25,841)
Investing activities:
Purchases of property and equipment	(2,988)	(1,054)
Proceeds from maturity of investments	47,523	35,647
Purchases of investments	(38,525)	(26,997)
Net cash provided by investing activities	6,010	7,596
Financing activities:
Proceeds from exercise of stock options	271	97
Proceeds from exercise of warrants	—	5
Proceeds from employee stock purchase plan	145	178
Net cash provided by financing activities	416	280
Effect of exchange rate change on cash and cash equivalents	525	(2,001)
Net decrease in cash and cash equivalents	(17,958)	(19,966)
Cash and cash equivalents at beginning of period	62,260	74,867
Cash and cash equivalents at end of period	$44,302	$54,901
Supplemental cash flow disclosures:
Net unrealized gain on investments	$31	$93
Property and equipment included in accounts payable	$329	$31
(1) Restated to conform to ASC 842. See accompanying Note 2.
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
As of June 30, 2020, the Company had cash, cash equivalents and investments of $77.2 million. The Company expects that its existing cash, cash equivalents and investments are sufficient to support operating expense and capital expenditure requirements for at least 12 months from the date of this filing.

2. Summary of Significant Accounting Policies
The Company´s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies, within the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There has been no material change to the significant accounting policies during the six months ended June 30, 2020, other than the Adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18, described in more detail below.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 13, 2020.
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
Concentration of Credit Risk and Off-Balance Sheet Risk
The Company has no financial instruments with off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject Pieris to concentrations of credit risk include cash and cash equivalents, investments, and accounts receivable. The Company’s cash, cash equivalents, and investments are held in accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. Accounts receivable primarily consist of amounts due under strategic partnership and other license agreements with major multi-national pharmaceutical companies for which the Company does not obtain collateral.
Fair Value Measurement
The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, or ASC 820, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:
•Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•Level 2 utilizes quoted market prices in markets that are not active, broker or dealer quotations or alternative pricing sources with reasonable levels of price transparency.
•Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any, market activity for the asset or liability at the measurement date.

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
Property and Equipment

Property and equipment are recorded at acquisition cost, less accumulated depreciation and impairment. Depreciation on property and equipment is calculated using the straight-line method over the remaining estimated useful lives of the assets. Maintenance and repairs to these assets are charged to expenses as occurred. For the six months ended June 30, 2020, the Company added material assets related to the February 2020 move to a new research and development facility in Hallbergmoos, Germany. Because of this, the Company expanded its presentation of property and equipment to be more descriptive and updated the useful life for one asset category on a prospective basis only. The disclosures for property and equipment, net as of December 31, 2019 have been reclassified to confirm with the current period presentation. The estimated useful life of the different groups of property and equipment is as follows:

Asset Classification	Estimated useful life (in years)
Leasehold improvements	shorter of useful life or remaining life of the lease
Laboratory furniture and equipment	8-14
Office furniture and equipment	5-13
Computer and equipment	3-7
Revenue Recognition

The Company has entered into several licensing agreements with collaboration partners for the development of Anticalin therapeutics against a variety of targets. The terms of these agreements provide for the transfer of multiple goods or services which may include: (i) licenses, or options to obtain licenses, to the Company’s Anticalin technology and/or specific programs and (ii) research and development activities to be performed on behalf of or with a collaborative partner. Payments to Pieris under these agreements may include upfront fees (which include license and option fees), payments for research and development activities, payments based upon the achievement of certain milestones and royalties on product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that could result in material financial consequences to Pieris.

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

In November 2018, the FASB issued Accounting Standards Update, or ASU, 2018-18, which makes targeted improvements to generally accepted accounting principles for collaborative arrangements, including: clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, or ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account, adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606, and a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The guidance per ASU 2018-18 was adopted retrospectively to the date of initial application of ASC 606. The Company adopted ASU 2018-18 in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements; however, revenue recognized under a collaborative arrangement involving a participant that is not a customer (Collaboration Revenue) is now presented separately from Customer Revenue. This change has been reflected in the condensed consolidated statement of operations and the 2019 amounts were adjusted to conform to ASC 808 as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As reported pre-adoption	ASC 808 Adoption Adjustment	As reported post-adoption	As reported pre-adoption	ASC 808 Adoption Adjustment	As reported post-adoption
Customer revenue	$4,934	$(211)	$4,723	$12,468	$(519)	$11,949
Collaboration revenue	398	211	609	1,409	519	1,928
Total Revenue	$5,332	$—	$5,332	$13,877	$—	$13,877

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
Leases

Effective on December 31, 2019, the Company lost its emerging growth company, or EGC, status which accelerated the requirement of the adoption of FASB issued ASU No. 2016-02ASC, Leases (Topic 842), or ASC 842. As a result, the Company adjusted its previously reported consolidated financial statements effective January 1, 2019 in the Company's 2019 Form 10-K, and amendments to previously filed Forms 10-Q were not required. Accordingly, the Company's prior period condensed consolidated financial statements and information, as presented herein, have been restated to conform to the new standard.

The following tables summarize the effects of adopting ASC 842 on our condensed consolidated financial statements for the six months ended June 30, 2020 (in thousands):

	Six Months Ended June 30, 2019
	Previously reported	ASC 842 Adjustment during the period	As adjusted
Operating activities:
Net loss	$(22,106)	$—	$(22,106)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	208	—	208
Right-of-use asset amortization	—	215	215
Stock-based compensation	2,742	—	2,742
Deferred rent expense	588	(588)	—
Other non-cash transactions	(151)	—	(151)
Changes in operating assets and liabilities	(7,122)	373	(6,749)
Net cash used in operating activities	$(25,841)	$—	$(25,841)

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
Subsequently, in November 2018 the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, or ASU 2018-19, which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit

Losses, or ASU 2019-11 which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB also issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, or ASU 2019-10, which delays the effective date of ASU 2016-13 by three years for certain smaller reporting companies such as the Company. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.
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
During the three and six months ended June 30, 2020 and 2019, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Seattle Genetics	$8,512	$504	$8,960	$1,429
AstraZeneca	2,334	3,888	5,045	9,908
Servier	400	940	10,502	2,540
Total Revenue	$11,246	$5,332	$24,507	$13,877

Under the Company´s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$1,111	$960
Servier	682	605
Seattle Genetics	764	450
Total potential milestone payments	$2,557	$2,015
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

Under the terms of the Seattle Genetics Agreements, the companies will pursue multiple antibody-Anticalin fusion proteins during the research phase. The Seattle Genetics Agreements provide Seattle Genetics a base option to select up to three programs for further development. Prior to the initiation of a pivotal trial, the Company may opt into global co-development and U.S. commercialization of the second program and share in global costs and profits on an equal basis. Seattle Genetics will solely develop, fund and commercialize the other two programs. Seattle Genetics may also decide to select additional candidates from the initial research phase for further development in return for the payment to the Company of additional fees, milestone payments and royalties.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized straight-line over the anticipated research term for all research programs. As of June 30, 2020, there was $19.8 million of aggregate transaction price allocated to remaining performance obligations.

In June 2020, Seattle Genetics and the Company entered into amendments to the Seattle Genetics Agreements, or together, the Amendment. The Amendment extended the deadline for Seattle Genetics to nominate a second and third antibody target. As a result of the Amendment, which completed the obligations under the research term for the first antibody target, the Company recorded $4.2 million of previously deferred revenue for the three and six months ended June 30, 2020. The Company also recorded $5.0 million of milestone revenue due from Seattle Genetics during the quarter ended June 30, 2020, as it was no longer deemed probable that a significant reversal of revenue would occur, and the remaining performance obligations on first antibody target were completed.

Under the Seattle Genetics Agreements, the Company is eligible to receive other various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. With the exception of the previously discussed achieved milestone, the Company has determined that all other research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur.

As of June 30, 2020, there were $1.4 million and $15.2 million of current and non-current deferred revenue, respectively, related to the Seattle Genetics Agreements.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of June 30, 2020, there was $23.2 million of aggregate transaction price allocated to remaining performance obligations.

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

As of June 30, 2020, there were $1.1 million and $17.2 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of June 30, 2020, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.6 million. Amortization during the three and six months ended June 30, 2020 was de minimis.

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

As a result, management concluded that there were 10 performance obligations at the inception of the Servier Agreements. The following performance obligations are within the scope of ASC 808: (i) combined performance obligation comprised of a non-exclusive platform technology license, commercial license, development license and research and development services for the Initial Lead, (ii) two separate performance obligations each comprised of a combined non-exclusive platform technology license, research license and research and development services for each Co-Development Collaboration Product, (iii) one performance obligation comprised of participation in the various governance committees, and (iv) two combined performance obligations comprised of the development and commercial licenses granted for the Co-Development Collaboration Products (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in material rights. Revenue recognized associated with these performance obligations are presented as Collaboration Revenue within the Statement of Operations. The following performance obligations are within the scope of ASC 606: (i) two separate performance obligations each comprised of a combined non-exclusive platform technology license, research license and research and development services for each Servier Worldwide Collaboration Product, and (ii) two combined performance obligations comprised of the development and commercial licenses granted for the Servier Worldwide Collaboration Products (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in material rights. Revenue recognized associated with these performance obligations are presented as Customer Revenue within the Statement of Operations.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of June 30, 2020, there was $10.9 million of aggregate transaction price allocated to remaining performance obligations.

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

As of June 30, 2020, there were $5.5 million and $5.4 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of June 30, 2020, the remaining balance of the asset recognized from costs to obtain the Servier contract was $0.1 million. Amortization during the three and six months ended June 30, 2020 was de minimis and $0.1 million, respectively.

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

There were no additions to deferred revenue during the three months ended June 30, 2020. Additions to deferred revenue were $1.6 million during the six months ended June 30, 2020. Reductions to deferred revenue were $3.7 million and $13.8 million for the three and six months, respectively, ended June 30, 2020.

4. Cash, cash equivalents and investments
As of June 30, 2020 and December 31, 2019, cash, cash equivalents and investments comprised of funds in depository, money market accounts, U.S. treasury securities, asset backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2020
Money market funds, included in cash equivalents	$25,502	$25,502	$—	$—
Investments - U.S. treasuries	11,993	11,993	—	—
Investments - Asset-backed securities	1,569	—	1,569	—
Investments - Corporate bonds	19,350	—	19,350	—
Total	$58,414	$37,495	$20,919	$—

December 31, 2019
Money market funds, included in cash equivalents	$47,384	$47,384	$—	$—
Investments - U.S. treasuries	5,300	5,300	—	—
Investments - Asset-backed securities	7,950	—	7,950	—
Investments - Corporate bonds	28,644	—	28,644	—
Total	$89,278	$52,684	$36,594	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of June 30, 2020.
Investments at June 30, 2020 consisted of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
U.S. treasuries	44-170	$11,944	$49	$—	$11,993
Asset-backed securities	77	1,567	3	(1)	1,569
Corporate bonds	22-132	19,370	20	(40)	19,350
Total		$32,881	$72	$(41)	$32,912
The Company recorded de minimis and $0.2 million in realized gains from the maturity of available-for-sale securities during the three and six months, respectively, ended June 30, 2020. The Company recorded realized gains of $0.1 million from the maturity of available-for-sale securities for both the three and six months ended June 30, 2019.
As of June 30, 2020, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

5. Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2020	2019
Laboratory furniture and equipment	$9,485	$11,635
Office furniture and equipment	1,939	479
Computer equipment	354	245
Leasehold improvements	12,889	10,710
Property and equipment, cost	24,667	23,069
Accumulated depreciation	(4,161)	(3,567)
Property and equipment, net	$20,506	$19,502

6. Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued accounts payable	$1,276	$4,251
Compensation expense	2,189	2,870
Research and development fees	1,177	1,048
Lease liabilities	881	733
Audit and tax fees	69	522
Other current liabilities	350	520
Total	$5,942	$9,944

7. Net Loss per Share

Basic net loss per share is calculated by dividing net income loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share were the same for all periods presented.

For the three months ended June 30, 2020 and 2019, and as calculated using the treasury stock method, approximately 37.3 million and 21.6 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

8. Stockholders´ Equity
The Company had 300,000,000 shares authorized and 52,399,152 and 55,212,437 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively, with a par value of $0.001 per share.
The Company had 10,000,000 shares authorized and 14,429 shares of preferred stock issued and outstanding as of June 30, 2020. The Company had 10,000,000 shares authorized and 11,429 shares of preferred stock issued and outstanding as of December 31, 2019. Preferred stock has a par value of $0.001 per share, and consists of the following:
•Series A Convertible, 2,907 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.
•Series B Convertible, 5,000 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.
•Series C Convertible, 3,522 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.
•Series D Convertible, 3,000 and zero shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively.
2020 Employee, Director and Consultant Equity Incentive Plan

At the Annual Shareholder Meeting, held on June 23, 2020, the shareholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan, or the 2020 Plan. The 2020 Plan permits the Company to issue up to 3,500,000 shares of common stock pursuant to awards granted under the 2020 Plan. Upon approval of the 2020 Plan, the 2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan, was terminated; all unissued options will be canceled and no additional awards will be made thereunder. All outstanding awards under the 2019 Plan will remain in effect and any awards forfeited from the outstanding awards will be allocated back into the 2020 Plan. There were approximately 1,579,678 shares remaining and available for grant under the 2019 Plan that terminated upon approval of the 2020 Plan.

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

The private placement consisted of 9,014,960 units, at a price of $3.55 per unit for gross proceeds of approximately $32.0 million, and net proceeds to the Company of approximately $31.0 million. Each unit consists of (i) one share of the Company’s common stock, or Common Shares, or 0.001 shares of non-voting Series C convertible preferred stock, or Series C Preferred Shares, and together with the Common Shares, or Shares, and (ii) one immediately-exercisable warrant to purchase one share of the Company’s common stock with an exercise price of $7.10, or Exercise Price.

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

Series D Preferred Stock Conversion

On March 31, 2020, the Company and certain entities affiliated with Biotechnology Value Fund, L.P., or BVF entered into an exchange agreement pursuant to which, on April 1, 2020, BVF exchanged an aggregate of 3,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 3,000 shares of Series D Preferred Stock. The Company designated 3,000 shares of its authorized and unissued preferred stock as Series D Preferred Stock and filed a Certificate of Designation of Series D Convertible Preferred Stock of Pieris Pharmaceuticals, Inc., or the Series D Certificate of Designation, with the Nevada Secretary of State.

Each share of Series D Preferred Stock is convertible into 1,000 shares of Common Stock (subject to adjustment as provided in the Series D Certificate of Designation) at any time at the option of the holder, provided that the holder is prohibited from converting the Series D Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding. The holder may reset the Beneficial Ownership Limitation to a higher or lower number (not to exceed 19.99% of the total number of Common Shares issued and outstanding immediately after giving effect to a conversion) upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company. In the event of the Company’s liquidation, dissolution, or winding up, subject to the rights of holders of Senior Securities (defined below), holders of Series D Preferred Stock are entitled to receive a payment equal to $0.001 per share of Series D Preferred Stock before any proceeds are distributed to the holders of Common Stock and Junior Securities (defined below) and pari passu with any distributions to the holders of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares. However, if the assets of the Company are insufficient to comply with the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the Series D Preferred Stock and Parity Securities (defined below). Shares of Series D Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series D Preferred Stock is required to amend the terms of the Series D Certificate of Designation. Holders of Series D Preferred Stock are entitled to receive any dividends payable to holders of Common Stock, and rank:

•senior to all of the Common Stock;

•senior to any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms junior to the Series D Preferred Stock (the “Junior Securities”);

•on parity with all shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms on parity with the Series D Preferred Stock (the "Parity Securities”); and

•junior to any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms senior to the Series D Preferred Stock (the “Senior Securities”),

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends.
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

Under the Hallbergmoos Lease, Pieris GmbH will rent approximately 105,000 square feet, of which approximately 98,400 square feet were delivered by the lessor in February 2020 and approximately 5,100 square feet were delivered by the lessor in

May 2020. An additional approximately 22,300 square feet is expected to be delivered by the lessor by October 2024. Pieris GmbH has a first right of refusal to lease an additional approximate 13,400 square feet.

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

The Hallbergmoos Lease included $11.5 million of tenant improvements allowance for normal tenant improvements, for which construction began in March 2019. The date of the construction coincided with the lease commencement date for accounting purposes under ASC 840, which did not change with the adoption off ASC 842. The Company capitalized the leasehold incentives which are included in Property and equipment, net on the Condensed Consolidated Balance Sheet and are amortized on a straight-line basis over the shorter of the useful life or the remaining lease term. The lease incentive allowance was also factored in as a reduction to the right-of-use asset upon the adoption of ASC 842.

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$347	$423	$751	$646
Variable lease costs (1)	156	69	344	137
Total lease cost	$503	$492	$1,095	$783
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
The following table summarizes the weighted-average remaining lease term and discount rate as of June 30, 2020:

As of June 30, 2020
Weighted-average remaining lease term (years)	11.9
Weighted-average discount rate	10.5%
Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $0.9 million for the three and six months ended June 30, 2020.
As of June 30, 2020, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2020	$1,206
2021	2,415
2022	2,246
2023	2,211
2024	2,211
Thereafter	16,768
Total undiscounted lease payments	27,057
Less: present value adjustment	(11,172)
Present value of lease liabilities	$15,885

10. Subsequent Event
On August 10, 2020, the Company entered into a Clinical Trial Collaboration and Supply Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which the Company and Lilly will collaborate in a Phase 2 Clinical Study, or the Study, to determine the safety and efficacy of the Company's PRS-343 in combination with the standard of care regimen for advanced or metastatic gastric cancer in the second line, ramucirumab (Cyramza®) and paclitaxel, for the second-line treatment of HER2+ gastric cancer.

Under the terms of the non-exclusive Lilly Agreement, the Company will sponsor the Study and Lilly will supply the Company with ramucirumab as well as provide input on certain clinical and regulatory aspects of the Study in exchange for jointly owning clinical data and inventions relating to the combination regimen that may arise from the Study. Any material changes to the protocol for the Study, and any changes relating to ramucirumab, will require Lilly’s prior written consent, which shall not be unreasonably withheld, conditioned or delayed.

The Lilly Agreement will expire upon completion of the parties’ contractual obligations. The Lilly Agreement may also be terminated (a) by either party for an uncured material breach by the other party upon 60 days’ notice, subject to a reasonable extension if such material breach requires more than 60 days to cure; (b) by either party in the event that the Study unreasonably affects patient safety, provided that the terminating party promptly notifies the other party and the other party is given the opportunity to propose modifications to the Study to address the safety issues; (c) by either party, following 15 days’ written notice, if regulatory action is taken preventing the terminating party from providing its compound or if the terminating party decides to discontinue development of its compound; (d) by either party, immediately upon written notice to the other party for breach by the other party of its material obligations under certain sections of the Lilly Agreement, or breach of certain of the other party's representations and warranties; and (e) by Lilly in the event of certain safety concerns related to the use of ramucirumab in the Study.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, and an immuno-oncology (IO) bispecific targeting HER2 and 4-1BB. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our core Anticalin technology and platform were developed in Germany and we have collaborations with major multi-national pharmaceutical companies. In particular, we have an alliance with AstraZeneca to treat respiratory diseases and partnerships with Servier and Seattle Genetics, both in IO. Our programs include:

•PRS-060/AZD1402, our lead respiratory program partnered with AstraZeneca, a drug candidate that antagonizes IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases. We are sponsoring the phase 1 studies of PRS-060/AZD1402 with AstraZeneca, and AstraZeneca is funding the costs. AstraZeneca will conduct and fund the phase 2a study of the drug candidate, after which we will have separate options to co-develop and co-commercialize PRS-060/AZD1402 in the United States.

•Additional respiratory drug candidates beyond PRS-060/AZD1402, both within and outside of the AstraZeneca alliance. In addition to PRS-060/AZD1402, the alliance includes four respiratory programs, the targets and disease areas of which are undisclosed. We retain co-development and co-commercialization rights to two out of the four programs beyond PRS-060/AZD1402. Our portfolio also includes several respiratory programs outside of the AstraZeneca collaboration.

•PRS-343, our lead IO program, is a fusion protein comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. PRS-343 is designed to drive tumor-localized T-cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first bispecific T-cell co-stimulatory agonist to enter clinical development.

•Additional IO drug candidates beyond PRS-343 that are multispecific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics, including PRS-344, a bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB. PRS-344 is being developed as part of our IO collaboration with Servier. Other IO drug candidates are being developed as part of our collaboration with Servier and Seattle Genetics.

Our programs are in varying stages:

•PRS-060/AZD1402 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 SAD study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well tolerated when given as a single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). We presented interim data from the PRS-060/AZD1402 phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb). In that study, during the treatment period, 30 patients were randomized to receive delivered doses of PRS-060/AZD1402 ranging from 2 mg to 60 mg (5 mg to 150 mg administered through a nebulizer (nominal dose)) twice daily for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals. Statistically significant and pronounced inhibition of FeNO relative to placebo was observed at all doses. When comparing the 20 mg PRS-060/AZD1402 powered cohort (n=12) to placebo, the primary statistical analysis using the emax model demonstrated a 36% relative reduction in FeNO (p-value <0.0001). Systemic target engagement was dose-dependent and closely aligned with systemic exposure of the drug, consistent with results of the phase 1 SAD study. No systemic target engagement and minimal systemic exposure was observed at the 2 mg dose, suggesting that local target engagement by the drug may be sufficient to reduce airway inflammation, as evidenced by FeNO reduction at that 2 mg dose level. Following these reported results we and AstraZeneca are preparing to move PRS-060/AZD1402 into a phase 2a study in the fourth quarter of 2020.

•Our additional respiratory programs within and outside of the AstraZeneca alliance are in the discovery stage. Within the AstraZeneca alliance, beyond PRS-060/AZD1402, Pieris continues to advance three discovery programs and Pieris expects AstraZeneca will initiate the fourth and final discovery program in the collaboration later this year. Outside of the AstraZeneca collaboration, Pieris continues to advance several proprietary respiratory programs, which are in the discovery stage.

•Based on the totality of the data in the phase 1 dose-escalation monotherapy study of PRS-343, a 4-1BB/HER2 bispecific for HER2-positive solid tumors, we plan to initiate a phase 2 single-arm study of PRS-343 in combination with ramucirumab and paclitaxel in second-line gastric cancer in the second half of this year. At the active dose levels for which we presented interim data last year in cohorts 9 (2.5 mg/kg Q3W) through 11b (8 m/kg Q2W), a partial response was observed in three patients and stable disease was observed in 11 patients as best response out of 21 evaluable patients, translating to an ORR of 14% and a DCR of 67%. All three objective responses in these cohorts were observed in cohort 11b, in which disease stabilization was also observed in three patients out of seven evaluable patients, translating to an ORR of 43% and a DCR of 86%. Additional clinical benefit, including complete response, was also observed in the higher dose cohorts, which are still open for enrollment. Pieris plans to present detailed data from both the monotherapy study and atezolizumab combination study in an oral presentation session at the European Society for Medical Oncology (ESMO) Virtual Congress in September 2020.

In July 2020, we announced that our phase 1 studies of PRS-343 have been placed on partial clinical hold by the U.S. Food and Drug Administration (FDA) while we conduct an additional in-use and compatibility study requested by the Agency. The partial hold was initially communicated by FDA in a teleconference and the Company has since received written correspondence from the Agency confirming the partial hold. Treatment of currently-enrolled patients may continue, although no new patients can be enrolled until resolution of the partial hold. Separately, the Company has received a written response from the Agency to a Type C meeting request in which they agreed with the proposal to waive further toxicology testing of PRS-343 and provided input related to the design of the planned phase 2 proof of concept study of PRS-343 in combination with ramucirumab and paclitaxel. Based on this response and pending successful completion of the requested in-use and compatibility study, we continue to believe it can initiate this clinical study later this year.

On August 10, 2020, we entered into a Clinical Trial Collaboration and Supply Agreement (the "Lilly Agreement") with Eli Lilly and Company ("Lilly"), pursuant to which we and Lilly will collaborate in a Phase 2 Clinical Study to determine the safety and efficacy of our PRS-343 in combination with the standard of care regimen for advanced or metastatic gastric cancer in the second line, ramucirumab (Cyramza®) and paclitaxel, for the second-line treatment of HER2+ gastric cancer. Under the terms of the non-exclusive Lilly Agreement, we will sponsor the Study and Lilly will supply us with ramucirumab as well as provide input on certain clinical and regulatory aspects of the Study in exchange for jointly owning clinical data and inventions relating to the combination regimen that may arise from the

Study. Any material changes to the protocol for the Study, and any changes relating to ramucirumab, will require Lilly’s prior written consent, which shall not be unreasonably withheld, conditioned or delayed.

•For our additional IO drug candidates, we are conducting activities relating to candidate identification, optimization and preclinical evaluation.

◦In March 2020, Servier notified us of its decision to discontinue co-development of two earlier preclinical stage programs for strategic reasons based upon an extensive portfolio review and focus exclusively on the two later-stage programs in the collaboration, PRS-344 and PRS-352.
◦We anticipates filing an IND application for PRS-344, a 4-1BB/PD-L1 bispecific, in 2021. We hold exclusive commercialization rights for PRS-344 in the United States and will receive royalties on ex-U.S. sales from Servier for this program.
◦We are also focused on completing the non-GLP preclinical work for PRS-352, a preclinical-stage program within the Servier alliance addressing undisclosed targets, and expects to hand it over this year to Servier.
◦We achieved a key preclinical milestone for one of the programs in the Seattle Genetics collaboration, a bispecific tumor-targeted costimulatory agonist, triggering a $5 million milestone. The program is one of up to three potential programs in the Seattle Genetics alliance, and the achieved milestone further validates our approach and leadership in immuno-oncology bispecifics, complementing the encouraging clinical data seen with PRS-343. We have handed the program over to Seattle Genetics, who is responsible for further advancement and funding of the asset.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and six months ended June 30, 2020, we reported a net loss of $5.0 million and $8.5 million, respectively. For the three and six months ended June 30, 2019, we reported a net loss of $11.8 million and $22.1 million, respectively. As of June 30, 2020, we had an accumulated deficit of $182.7 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and six months ended June 30, 2020 and 2019 were from license and collaboration agreements with our partners.
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
Our research and development costs include costs that are directly attributable to the creation of certain of our Anticalin drug candidates and are comprised of:

•internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

•fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing and related testing and clinical trial activities.
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

Results of Operations
Comparison of the three and six months ended June 30, 2020 and 2019
The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$11,246	$5,332	$24,507	$13,877

Research and development expenses	11,333	13,373	24,091	27,669
General and administrative expenses	4,568	4,189	8,927	9,121
Total operating expenses	15,901	17,562	33,018	36,790
Other (expense) income
Interest income	129	449	448	955
Other (expense) income, net	(424)	23	(484)	(148)
Net loss	$(4,950)	$(11,758)	$(8,547)	$(22,106)
Revenues
The following table provides a comparison of revenues for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Increase/(Decrease)
Customer revenue	$10,930	$4,723	$6,207
Collaboration revenue	316	609	(293)
Total Revenue	$11,246	$5,332	5,914

•The $6.2 million increase in customer revenue in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 relates to higher Seattle Genetics revenue recorded upon the execution of a contractual amendment (approximately $3.5 million) in the current period as well as the achievement of a $5.0 million milestone on the first collaboration program. This increase was partially offset by lower levels of activities with respect to our collaboration agreements with AstraZeneca.
•The $0.3 million decrease in collaboration revenues in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 relates to lower amounts of cost-sharing revenue due to the timing of manufacturing costs incurred with respect to our collaboration agreement with Servier.
The following table provides a comparison of revenues for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)
Customer revenue	$19,815	$11,949	$7,866
Collaboration revenue	4,692	1,928	2,764
Total Revenue	$24,507	$13,877	10,630
•The $7.9 million increase in customer revenue in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 relates to higher Seattle Genetics revenue recorded upon the execution of a contractual amendment (approximately $3.5 million) in the current period, as well as the achievement of a $5.0 million milestone on that first program. This increase was partially offset by lower levels of activities with respect to our collaboration agreements with AstraZeneca.
•The $2.8 million increase in collaboration revenues in the six months ended June 30, 2020 compared to the six months ended June 30, 2019 relates to higher amounts of revenue upon the termination of a preclinical program by Servier for strategic reasons.
Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	Increase/(Decrease)
Respiratory	$2,697	$2,694	$3
Immuno-oncology	2,585	4,074	(1,489)
Other R&D activities	6,051	6,605	(554)
Total	$11,333	$13,373	(2,040)

•Research and development in our respiratory programs remained flat period-over-period due to offsetting increases in clinical costs and decreases in manufacturing costs with respect to activities for PRS-060.
•The $1.5 million decrease in our immuno-oncology programs period-over-period is due primarily to lower manufacturing and preclinical costs for our PRS-344 program on a period-over-period basis as the manufacturing costs were initiated and ramped up in the first half of 2019.
•The $0.6 million decrease in other research and development activities expenses is mainly due to lower clinical costs on non-core programs (including Anemia), lower recruiting costs and lower overall travel costs related to COVID-19 restrictions. These decreases were partially offset by higher personnel costs and higher allocated IT and facility costs due to the move to a new R&D facility in Hallbergmoos, Germany in the first quarter of 2020.
The following table provides a comparison of the research and development expenses for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase/(Decrease)
Respiratory	$5,425	$5,927	$(502)
Immuno-oncology	6,021	9,848	(3,827)
Other R&D activities	12,645	11,894	751
Total	$24,091	$27,669	(3,578)
•The $0.5 million decrease for our respiratory programs period-over-period is due primarily to decreases in manufacturing costs with respect to activities for PRS-060 as well as lower activities for other proprietary respiratory programs.
•The $3.8 million decrease in our immuno-oncology programs period-over-period is due primarily to lower manufacturing and preclinical costs for our PRS-344 program as the manufacturing costs were initiated and ramped up in the first half of 2019.
•The $0.8 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, higher allocated IT and facility costs due to the move to a new R&D facility in Hallbergmoos, Germany in the first quarter of 2020. These increases were slightly offset by lower clinical and preclinical costs related to non-core programs and lower overall travel costs related to COVID-19 restrictions.
General and Administrative Expenses
General and administrative expenses were $4.6 million for the three months ended June 30, 2020 and $4.2 million for the three months ended June 30, 2019. The period over period increase is due to higher legal and audit, as well as allocated IT and facility costs due to the move to a new R&D facility, offset slightly by lower personnel costs, lower professional services and lower overall travel costs related to COVID-19 restrictions.
General and administrative expenses were $8.9 million for the six months ended June 30, 2020 and $9.1 million for the six months ended June 30, 2019. The period over period fluctuation is due to lower personnel expenses, including bonus and stock compensation, lower professional services, and lower overall travel costs related to COVID-19 restrictions. These were slightly offset by higher legal costs, higher insurance premiums and higher investor relation costs.
Other Income (Expense)
Our other income (expense) was $(0.3) million for the three months ended June 30, 2020 and $0.5 million for the three months ended June 30, 2019. This was due to the impact of lower interest income (both lower invested amounts and lower interest rates in the current quarter) and a weakening U.S. dollar against the euro in the current quarter versus the prior year quarter.
Our other income (expense) was de minimis for the six months ended June 30, 2020 and $0.8 million for the three months ended June 30, 2019. This was due to the impact of lower interest income (both lower invested amounts and lower interest rates in the current quarter) and a weakening U.S. dollar against the euro in the current year versus the prior year.
Liquidity and Capital Resources
Through June 30, 2020, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of June 30, 2020, we had a total of $77.2 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three months ended June 30, 2020 and 2019, respectively, and have a total accumulated deficit of $182.7 million as of June 30, 2020.
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

The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(24,909)	$(25,841)
Net cash provided by investing activities	6,010	7,596
Net cash provided by financing activities	416	280

Net cash used in operating activities for the six months ended June 30, 2020 and 2019 was $24.9 million and $25.8 million, respectively. The change is primarily driven by lower accounts payable, accrued expenses and deferred revenue mainly driven by revenue recognized for the discontinued Servier programs and the satisfaction of a performance obligation under the Seattle Genetics agreements during the six months ended June 30, 2020, offset by a $13.6 million decrease in the net loss in 2020 compared to 2019.
The change in net cash provided by investing activities for the six months ended June 30, 2020 compared to the same period in 2019 is mainly attributable to lower overall investment balance in the current year compared to 2019 and an increase in purchases of property and equipment related to our move to a new R&D facility.
Financing activities for the six months ended June 30, 2020 and 2019 were $0.4 million and $0.3 million, respectively, due to higher proceeds from exercises of options and warrants along with proceeds from our employee stock purchase plan.
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

We expect that our existing cash, cash equivalents and investments will enable us to fund our operational and capital expenditure requirements for at least twelve months from the issuance date of these financial statements. Any requirements for additional capital will depend on many factors, including the following:

•the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;

•the cost of manufacturing clinical supplies, and establishing commercial supplies, of our drug candidates and any products that we may develop;

•the number and characteristics of drug candidates that we pursue;

•the cost, timing and outcomes of regulatory approvals;

•the cost and timing of establishing sales, marketing and distribution capabilities;

•the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;

•the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and

•the effects of the COVID-19 pandemic and the cost and timing of actions taken to contain it.

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
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2019 for a discussion of our critical accounting policies and estimates. There have been two material changes to the critical accounting policies during the six months ended June 30, 2020. These changes relate to revenue recognition and property and equipment and are described in “Note 2—Summary of Significant Accounting Policies” and "Note 5—Property and Equipment, net", respectively.
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
As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

•An opportunity for reduced disclosure obligations regarding executive compensation in its periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures.

•An opportunity for reduced financial statement disclosure in registration statements, which must include two years of audited financial statements rather than the three years of audited financial statements that are required for other public reporting companies.

•An opportunity for reduced audit and other compliance expenses as we are no lower subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002.

•An opportunity to utilize the non-accelerated filer time-line requirements beginning with our annual report for the year ending December 31, 2020 and quarterly filings thereafter.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were not effective as of June 30, 2020 as a result of the previously reported material weakness discussed below.

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

Management has implemented remediation plans to address the control deficiencies that led to these material weaknesses and continues to evaluate and take actions to improve our internal control over financial reporting. Our remediation plan with respect to our controls over ITGC includes reevaluation of our risk assessment and IT control environment within the finance department, developing an IT policy with a clear description on how the controls are designed to operate, and establishing or enhancing controls over system access, administration, and system changes. Our remediation plan with respect to our controls over our revenue recognition process includes, beginning with the first quarter of 2020, performing and retaining sufficient documentation of our operating controls. Our remediation plan with respect to ASC 606 implementation will involve instances of control execution with respect to any new and existing collaboration agreements and the allocation of up-front consideration to the identified performance obligations. All remediation plans are currently ongoing and progressing as planned.

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
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

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

Item 1A. Risk Factors.
Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020, and to Item 1A of the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2020, filed with the SEC on May 11, 2020, for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. Those risk factors are further updated by the revised risk factor set forth below.

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

We initiated phase 1 studies for PRS-060/AZD1402 and PRS-343 in 2017 and initiated a phase 1 study of PRS-343 in combination with atezolizumab in 2018. We may experience delays in pursuing our current or future clinical trials, and any planned clinical trials may not begin on time, may require redesign, may not enroll sufficient healthy volunteers or patients in a timely manner, and may not be completed on schedule, if at all.

Additionally, clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:

•delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design that we are able to execute;
•delay or failure in obtaining authorization to commence a trial, including approval from the appropriate IRB to conduct testing of a candidate on human subjects, or inability to comply with conditions imposed by a regulatory authority regarding the scope or design of a clinical trial;
•delay in reaching, or failure to reach, agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•delay or failure in recruiting and enrolling suitable volunteers or patients to participate in a trial;
•delay or failure in developing and validating companion diagnostics, if they are deemed necessary, on a timely basis;
•failure of patients to complete a trial or return for post-treatment follow-up;
•inability to monitor patients adequately during or after treatment;
•clinical sites and investigators deviating from trial protocols, failing to conduct the trial in accordance with regulatory requirements or dropping out of a trial;
•failure to initiate or delay of or inability to complete a clinical trial as a result of a clinical hold imposed by the FDA or comparable foreign regulatory authority due to observed safety findings or other reasons;
•negative or inconclusive results in our clinical trials, and our decision to or regulators’ requirement that we conduct additional non-clinical studies, clinical trials or that we abandon one or more of our product development programs; or
•inability to manufacture sufficient quantities of a drug candidate of acceptable quality for use in clinical trials.

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

Further, we may also encounter delays if a clinical trial is suspended or terminated by us, by any IRB or ethics committee, by a Data Safety Monitoring Board, or DSMB, or by the FDA or EMA, or other regulatory authority. A suspension or termination may be due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities, exposing participants to health risks caused by unforeseen safety issues or adverse side effects, development of previously unseen safety issues, failure to demonstrate a benefit from using a drug candidate, or changes in governmental regulations or administrative actions. In July 2020, we announced that our phase 1 studies of PRS-343 have been placed on partial clinical hold by the FDA while we conduct an additional in-use and compatibility study requested by the FDA. Currently-enrolled patients may continue to receive treatment, although no new patients can be enrolled until resolution of this partial hold. We cannot predict the outcome of this additional study nor how long it will take to complete, or whether the outcome of the study will require additional work beyond that which we currently anticipate will be required before the partial clinical hold can be lifted. Therefore, we cannot predict with any certainty the schedule for commencement or completion of any currently ongoing, planned or future clinical trials.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Pieris Pharmaceuticals, Inc. 2020 Employee, Director and Consultant Equity Incentive Plan.		Form 8-K (Exhibit 10.1)	June 29, 2020	001-37471

10.2	Amendment No. 1 to the February 8, 2018 License and Collaboration Agreement by and among Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH and Seattle Genetics, Inc.	* ±

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.3	Amendment No. 1 to the February 8, 2018 Platform Agreement by and among Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH and Seattle Genetics, Inc.	* ±

31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

±	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

August 10, 2020	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

August 10, 2020	By:	/s/ Thomas Bures
Thomas Bures
Vice President, Finance and Treasurer
(Principal Financial Officer and Principal Accounting Officer)