Form 10-Q
period 2020-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2020-11-04
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 30, 2020, the registrant had 55,970,580 shares of common stock outstanding.

2

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates, and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; regulatory developments in the United States and foreign countries, including the U.S. Food and Drug Administration’s, or FDA’s, views as to the outcome of, the additional in-use and compatibility study for PRS-343 as requested by the FDA in July 2020, and the resolution of the partial clinical hold relating to that drug candidate; the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain, and clinical trials.

You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, or SEC, on March 13, 2020, as well as those in Part II, Item 1A (Risk Factors) of our Quarterly Reports on Form 10-Q, for the fiscal quarters ended March 31, 2020 and June 30, 2020, filed with the SEC on May 11, 2020, and August 10, 2020, respectively, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.
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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1699 based on information provided by Thomson Reuters as of September 30, 2020.
ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$66,890	$62,260
Short term investments	15,750	41,894
Accounts receivable	2,944	6,787
Prepaid expenses and other current assets	3,074	4,072
Total current assets	88,658	115,013
Property and equipment, net	21,395	19,502
Operating lease right-of-use assets	3,678	3,436
Other non-current assets	1,993	3,146
Total assets	$115,724	$141,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,154	$5,803
Accrued expenses and other current liabilities	7,488	9,944
Deferred revenues, current portion	10,045	11,256
Total current liabilities	19,687	27,003
Deferred revenue, net of current portion	36,919	47,258
Operating lease liabilities	15,427	15,484
Total liabilities	72,033	89,745
Stockholders’ equity:
Preferred stock	—	—
Common stock	56	55
Additional paid-in capital	241,423	227,468
Accumulated other comprehensive loss	(782)	(1,995)
Accumulated deficit	(197,006)	(174,176)
Total stockholders’ equity	43,691	51,352
Total liabilities and stockholders’ equity	$115,724	$141,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Customer revenue	$2,578	$3,589	$22,393	$15,538
Collaboration revenue	361	11,543	5,053	13,471
Total revenue	2,939	15,132	27,446	29,009
Operating expenses
Research and development	11,822	13,211	35,913	40,880
General and administrative	4,116	4,835	13,043	13,956
Total operating expenses	15,938	18,046	48,956	54,836
Loss from operations	(12,999)	(2,914)	(21,510)	(25,827)
Other income (expense)
Interest income	55	377	503	1,332
Other expense	(1,339)	(55)	(1,823)	(203)
Net loss	$(14,283)	$(2,592)	$(22,830)	$(24,698)

Other comprehensive income:
Foreign currency translation	632	1,636	1,462	1,908
Unrealized (loss) gain on available-for-sale securities	(350)	374	(249)	377
Comprehensive loss	$(14,001)	$(582)	$(21,617)	$(22,413)
Net loss per share
Basic and diluted	$(0.26)	$(0.05)	$(0.42)	$(0.50)
Weighted average number of common shares outstanding
Basic and diluted	54,340	49,353	53,976	49,805
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Three Months Ended September 30, 2019 and 2020

	Preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of June 30, 2019	8	$—	49,262	$49	$192,956	$(2,707)	$(170,813)	$19,485
Net loss	—	—	—	—	—	—	(2,592)	(2,592)
Foreign currency translation adjustment	—	—	—	—	—	1,636	—	1,636
Unrealized gains on investments	—	—	—	—	—	374	—	374
Stock based compensation expense	—	—	—	—	1,518	—	—	1,518
Issuance of common stock resulting from exercise of stock options	—	—	61	—	121	—	—	121
Issuance of common stock resulting from exercise of warrants	—	—	70	—	100	—	—	100
Balance as of September 30, 2019	8	$—	49,393	$49	$194,695	$(697)	$(173,405)	$20,642

Balance as of June 30, 2020	14	$—	52,399	$52	$230,407	$(1,064)	$(182,723)	$46,672
Net loss	—	—	—	—	—	—	(14,283)	(14,283)
Foreign currency translation adjustment	—	—	—	—	—	632	—	632
Unrealized loss on investments	—	—	—	—	—	(350)	—	(350)
Stock based compensation expense	—	—	—	—	1,396	—	—	1,396
Issuance of common stock pursuant to at the market offering program, net of $0.4 million in offering costs	—	—	3,571	4	9,620	—	—	9,624
Balance as of September 30, 2020	14	$—	55,971	$56	$241,423	$(782)	$(197,006)	$43,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Nine Months Ended September 30, 2019 and 2020

	Preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2018	3	$—	54,151	$54	$189,929	$(2,982)	$(147,066)	$39,935
Change in Retained Earnings from adoption of ASC 606	—	—	—	—	—	—	(1,641)	(1,641)
Net loss	—	—	—	—	—	—	(24,698)	(24,698)
Foreign currency translation adjustment	—	—	—	—	—	1,908	—	1,908
Unrealized gain on investments	—	—	—	—	—	377	—	377
Stock based compensation expense	—	—	—	—	4,260	—	—	4,260
Issuance of common stock resulting from exercise of stock options	—	—	111	—	218	—	—	218
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	58	—	178	—	—	178
Issuance of common stock resulting from exercise of warrants	—	—	73	—	105	—	—	105
Preferred stock conversion	5	—	(5,000)	(5)	5	—	—	—
Balance as of September 30, 2019	8	$—	49,393	$49	$194,695	$(697)	$(173,405)	$20,642

Balance as of December 31, 2019	11	$—	55,212	$55	$227,468	$(1,995)	$(174,176)	$51,352
Net loss	—	—	—	—	—	—	(22,830)	(22,830)
Foreign currency translation adjustment	—	—	—	—	—	1,462	—	1,462
Unrealized loss on investments	—	—	—	—	—	(249)	—	(249)
Stock based compensation expense	—	—	—	—	3,916	—	—	3,916
Issuance of common stock resulting from exercise of stock options	—	—	139	—	271	—	—	271
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	47	—	145	—	—	145
Issuance of common stock pursuant to at the market offering program, net of $0.4 million in offering costs	—	—	3,571	4	9,620	—	—	9,624
Preferred stock conversion (Series D)	3	—	(3,000)	(3)	3	—	—	—
Balance as of September 30, 2020	14	$—	55,971	$56	$241,423	$(782)	$(197,006)	$43,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019 (1)
Operating activities:
Net loss	$(22,830)	$(24,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,623	367
Right-of-use asset amortization	(103)	315
Stock-based compensation	3,916	4,260
Other non-cash transactions	(293)	90
Changes in operating assets and liabilities	(14,792)	(18,827)
Net cash used in operating activities	(32,479)	(38,493)
Investing activities:
Purchases of property and equipment	(2,148)	(1,286)
Proceeds from maturity of investments	67,687	61,767
Purchases of investments	(41,178)	(48,762)
Net cash provided by investing activities	24,361	11,719
Financing activities:
Proceeds from exercise of stock options	271	218
Proceeds from exercise of warrants	—	105
Proceeds from employee stock purchase plan	145	178
Issuance of common stock, net of issuance costs	9,624	—
Net cash provided by financing activities	10,040	501
Effect of exchange rate change on cash and cash equivalents	2,708	(2,526)
Net decrease in cash and cash equivalents	4,630	(28,799)
Cash and cash equivalents at beginning of period	62,260	74,867
Cash and cash equivalents at end of period	$66,890	$46,068
Supplemental cash flow disclosures:
Net unrealized (loss)/gain on investments	$(319)	$469
Property and equipment included in accounts payable	$370	$198
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
As of September 30, 2020, the Company had cash, cash equivalents and investments of $82.6 million. The Company expects that its existing cash, cash equivalents and investments are sufficient to support operating expense and capital expenditure requirements for at least 12 months from the date of this filing.

2.    Summary of Significant Accounting Policies
The Company´s significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies, within the Company´s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There has been no material change to the significant accounting policies during the nine months ended September 30, 2020, other than the Adoption of Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, or ASU 2018-18, described in more detail below.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 13, 2020.
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
Fair Value Measurement
The Company is required to disclose information on all assets and liabilities reported at fair value that enables an assessment of the inputs used in determining the reported fair values. FASB ASC Topic 820, Fair Value Measurement and Disclosures, established a hierarchy of inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the financial instrument based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the financial instrument and are developed based on the best information available in the circumstances. The fair value hierarchy applies only to the valuation inputs used in determining the reported or disclosed fair value of the financial instruments and is not a measure of the investment credit quality. Fair value measurements are classified and disclosed in one of the following three categories:
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
Property and Equipment

Property and equipment are recorded at acquisition cost, less accumulated depreciation and impairment. Depreciation on property and equipment is calculated using the straight-line method over the remaining estimated useful lives of the assets. Maintenance and repairs to these assets are charged to expenses as occurred. For the nine months ended September 30, 2020, the Company added material assets related to the February 2020 move to a new research and development facility in Hallbergmoos, Germany. Because of this, the Company expanded its presentation of property and equipment to be more descriptive and updated the useful life for one asset category on a prospective basis only. The disclosures for property and equipment, net as of December 31, 2019 have been reclassified to confirm with the current period presentation. The estimated useful life of the different groups of property and equipment is as follows:

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

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As reported pre-adoption	ASC 808 Adoption Adjustment	As reported post-adoption	As reported pre-adoption	ASC 808 Adoption Adjustment	As reported post-adoption
Customer revenue	$14,498	$(10,909)	$3,589	$26,966	$(11,428)	$15,538
Collaboration revenue	634	10,909	11,543	2,043	11,428	13,471
Total Revenue	$15,132	$—	$15,132	$29,009	$—	$29,009

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
Leases

Effective on December 31, 2019, the Company lost its emerging growth company, or EGC, status which accelerated the requirement of the adoption of FASB issued ASU No. 2016-02, ASC 842, Leases (Topic 842), or ASC 842. As a result, the Company adjusted its previously reported consolidated financial statements effective January 1, 2019 in the Company's 2019 Form 10-K, and amendments to previously filed Forms 10-Q were not required. Accordingly, the Company's prior period condensed consolidated financial statements and information, as presented herein, have been restated to conform to the new standard.

The following tables summarize the effects of adopting ASC 842 on our condensed consolidated financial statements (in thousands):

	Nine Months Ended September 30, 2019
	Previously reported	ASC 842 Adjustment during the period	As adjusted
Operating activities:
Net loss	$(24,698)	$—	$(24,698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	367	—	367
Right-of-use asset amortization	—	315	315
Stock-based compensation	4,260	—	4,260
Deferred rent expense	853	(853)	—
Other non-cash transactions	90	—	90
Changes in operating assets and liabilities	(19,365)	538	(18,827)
Net cash used in operating activities	$(38,493)	$—	$(38,493)

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
Subsequently, in November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB also issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delays the effective date of ASU 2016-13 by three years for certain smaller reporting companies such as the Company. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact of the adoption of this standard.
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
The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Seagen	$366	$576	$9,326	$2,005
AstraZeneca	2,182	2,903	7,227	12,811
Servier	391	11,653	10,893	14,193
Total Revenue	$2,939	$15,132	$27,446	$29,009

Under the Company´s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$1,111	$960
Servier	712	632
Seagen	764	450
Total potential milestone payments	$2,587	$2,042

Strategic Partnerships
Seagen

On February 8, 2018, the Company entered into a license and collaboration agreement, or the Seagen Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or the Seagen Platform License, and together with the Seagen Collaboration Agreement, the Seagen Agreements, with Seagen Inc. (formerly Seattle Genetics, Inc.), or Seagen, pursuant to which the parties will develop multiple targeted bispecific IO treatments for solid tumors and blood cancers.

Under the terms of the Seagen Agreements, the companies will pursue multiple antibody-Anticalin fusion proteins during the research phase. The Seagen Agreements provide Seagen a base option to select up to three programs for further development. Prior to the initiation of a pivotal trial, the Company may opt into global co-development and U.S. commercialization of the second program and share in global costs and profits on an equal basis. Seagen will solely develop, fund and commercialize the other two programs. Seagen may also decide to select additional candidates from the initial research phase for further development in return for the payment to the Company of additional fees, milestone payments and royalties.

The Seagen Platform License grants Seagen a non-exclusive license to certain intellectual property related to the Anticalin platform technology.

Upon signing the Seagen Agreements, Seagen paid the Company a $30.0 million upfront fee and an additional $4.9 million was estimated to be paid for research and development services as reimbursement to the Company through the end of the research term. In addition, the Company may receive tiered royalties on net sales up to the low double-digits and up to $1.2 billion in total success-based research, development, commercial and sales milestones payments across the product candidates, depending on the successful development and commercialization of those candidates. If Seagen exercises its option to select additional candidates from the initial research phase for further development, payment to Pieris of additional fees, milestone payments and royalties would result.

The term of each of the Seagen Agreements ends upon the expiration of all of Seagen’s payment obligations under each such agreement. The Seagen Collaboration Agreement may be terminated by Seagen on a product-by-product basis for convenience beginning 12 months after its effective date upon 90 days' notice or, for any program where a pivotal study has been initiated, upon 180 days' notice. Any program may be terminated at Seagen's option. If any program is terminated by Seagen after a pre-defined pre-clinical stage, the Company will have full rights to continue such program. If any program is terminated by Seagen prior to such pre-defined pre-clinical stage, the Company will have the right to continue to develop such program, but will be obligated to offer a co-development option to Seagen for such program. The Seagen Collaboration Agreement may also be terminated by Seagen or the Company for an uncured material breach by the other party upon 90 days' notice, subject to extension for an additional 90 days if the material breach relates to diligence obligations and subject, in all cases, to dispute resolution procedures. The Seagen Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances, including for reasons of safety, be terminated on a product-by-product basis. Each party may also terminate the Seagen Agreements if the other party challenges the validity of any patents licensed under the Seagen Agreements, subject to certain exceptions. The Seagen Platform License will terminate upon termination of the Seagen Collaboration Agreement, whether in its entirety or on a product-by-product basis.

The Company determined that the Seagen Agreements should be combined and evaluated as a single arrangement under ASC 606 as they were executed on the same date. The arrangement with Seagen provides for the transfer of the following goods or services: (i) three candidate research licenses that each consist of a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services, (ii) research, development and manufacturing services associated with each candidate research license, (iii) participation on various governance committees, and (iv) two antibody target swap options which were assessed as material rights.

Management evaluated all of the promised goods or services within the contract and determined which such goods and services were separate performance obligations. The Company determined that the licenses granted, at arrangement inception, should be combined with the research and development services to be provided for the related antibody target programs as they are not capable of being distinct. A third party would not be able to provide the research and development services due to the specific nature of the intellectual property and knowledge required to perform the services, and Seagen could not benefit from the licenses without the corresponding services. The Company determined that the participation on the various governance committees was distinct as the services could be performed by an outside party.
As a result, management concluded there were six separate performance obligations at the inception of the Seagen Agreements: (i) three combined performance obligations, each comprised of a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services for the first three approved Seagen antibody target programs, (ii) two performance obligations each comprised of a material right for an antibody target swap option for the first and the second approved Seagen antibody target for no additional consideration, and (iii) one performance obligation comprised of the participation on the various governance committees.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized straight-line over the anticipated research term for all research programs. As of September 30, 2020, there was $20.2 million of aggregate transaction price allocated to remaining performance obligations.

In June 2020, Seagen and the Company entered into amendments to the Seagen Agreements, or together, the Amendment. The Amendment extended the deadline for Seagen to nominate a second and third antibody target. As a result of the Amendment, which completed the obligations under the research term for the first antibody target, the Company recorded $4.2 million of previously deferred revenue for the three and nine months ended September 30, 2020. The Company also recorded $5.0 million of milestone revenue due from Seagen during the quarter ended June 30, 2020, as it was no longer deemed probable that a significant reversal of revenue would occur, and the remaining performance obligations on first antibody target were completed.

Under the Seagen Agreements, the Company is eligible to receive other various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. With the exception of the previously discussed achieved milestone, the Company has determined that all other research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur.

As of September 30, 2020, there were $3.4 million and $13.5 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

AstraZeneca

On May 2, 2017, the Company entered into a license and collaboration agreement, or the AstraZeneca Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or AstraZeneca Platform License, and together with the AstraZeneca Collaboration Agreement, the AstraZeneca Agreements, with AstraZeneca AB, or AstraZeneca, which became effective on June 10, 2017, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the AstraZeneca Agreements, the parties will advance several novel inhaled Anticalin proteins.

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

Management evaluated all of the promised goods or services within the contract and determined which such goods and services were separate performance obligations. The Company determined that the licenses granted for the AstraZeneca Lead Product at the inception of the arrangement should be combined with the research services related to the AstraZeneca Lead Product and that the licenses granted for the AstraZeneca Collaboration Products should be combined with the research services for the AstraZeneca Collaboration Products, as the licenses are not capable of being distinct. A third party would not be able to provide the research and development services, due to the specific nature of the intellectual property and knowledge required to perform the services, and AstraZeneca could not benefit from the licenses without the corresponding services. The Company also determined that each of the phase 1 services and the phase 2a services for the AstraZeneca Lead Product were distinct and that the participation on the various committees was also distinct, as all of the phase 1 services, phase 2a services and the committee services could be performed by an outside party. The Company determined that the commercial licenses for the AstraZeneca Collaboration Products granted at the inception of the arrangement should be combined with the development licenses for the AstraZeneca Collaboration Products as the company would not benefit from the commercial license without the ability to develop each product.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of September 30, 2020, there was $21.9 million of aggregate transaction price allocated to remaining performance obligations.

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

As of September 30, 2020, there were $0.9 million and $17.9 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of September 30, 2020, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.7 million. Amortization during the three and nine months ended September 30, 2020 was de minimis.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of September 30, 2020, there was $11.2 million of aggregate transaction price allocated to remaining performance obligations.

Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of the Initial Lead and Collaboration Products. The Company will classify payments made as a reduction of revenue and will classify payments received as revenue, in the period they are earned.

Under the Servier Agreements, the Company is eligible to receive various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that all research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur.

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

In February 2020, the research term was extended for another 12 months. The Company has updated the transaction price for the extension for revenue recognition purposes and allocated it ratably over all unsatisfied performance obligations. In March 2020, Servier notified the Company of its decision to discontinue co-development of two earlier preclinical stage programs for strategic reasons based upon an extensive portfolio review. The notification required a 60-day period to complete remaining obligations on the programs; however, the Company determined that the material rights to acquire development and commercial licenses for one Co-Development Collaboration Product and for one Servier Developed Collaboration Products lapsed in March 2020 and recognized as revenue $7.1 million of previously deferred revenue associated with these material rights during the three-month period ended March 31, 2020. The parties continue to advance the development of two preclinical programs: PRS-344, a 4-1BB/PD-L1 bispecific designed as a co-development program, and PRS-352, which addresses undisclosed targets and for which Servier has worldwide rights.

As of September 30, 2020, there were $5.8 million and $5.4 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of September 30, 2020, the remaining balance of the asset recognized from costs to obtain the Servier contract was $0.1 million. Amortization during the three and nine months ended September 30, 2020 was de minimis and $0.1 million, respectively.

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

There were no additions to deferred revenue during the three months ended September 30, 2020. Additions to deferred revenue were $1.6 million during the nine months ended September 30, 2020. Reductions to deferred revenue were $0.6 million and $14.3 million for the three and nine months, respectively, ended September 30, 2020.

4.    Collaboration agreements
On August 10, 2020, the Company entered into a Clinical Trial Collaboration and Supply Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which the Company and Lilly will collaborate on a phase 2 clinical study, or the Study, to determine the safety and efficacy of the Company's PRS-343 in combination with the standard of care regimen for the second-line treatment of advanced or metastatic gastric cancer, ramucirumab (CYRAMZA®) and paclitaxel for the second-line treatment of HER2+ gastric cancer.

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

The Company has concluded that the Lilly Agreement is within the scope of ASC 808, which defines collaborative arrangements and addresses the presentation of the transactions between the two parties in the income statement and related disclosures. However, ASC 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company has concluded that ASC 730, Research and Development, should be applied by analogy. There is no financial statement impact for the Lilly Agreement as the value of the drug supply received from Lilly is offset against the drug supply cost.

5.    Cash, cash equivalents and investments
As of September 30, 2020 and December 31, 2019, cash, cash equivalents and investments comprised of funds in depository, money market accounts, U.S. treasury securities, asset backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2020
Money market funds, included in cash equivalents	$54,910	$54,910	$—	$—
Investments - U.S. treasuries	8,999	8,999	—	—
Investments - Corporate bonds	6,751	—	6,751	—
Total	$70,660	$63,909	$6,751	$—

December 31, 2019
Money market funds, included in cash equivalents	$47,384	$47,384	$—	$—
Investments - U.S. treasuries	5,300	5,300	—	—
Investments - Asset-backed securities	7,950	—	7,950	—
Investments - Corporate bonds	28,644	—	28,644	—
Total	$89,278	$52,684	$36,594	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of September 30, 2020.
Investments as of September 30, 2020 consisted of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
U.S. treasuries	48-78	$9,215	$—	$(216)	$8,999
Corporate bonds	2-64	6,854	2	(105)	6,751
Total		$16,069	$2	$(321)	$15,750
The Company recorded $0.2 million and de minimis in realized losses from the maturity of available-for-sale securities during the three and nine months, respectively, ended September 30, 2020. The Company recorded realized gains of $0.1 million and $0.2 million from the maturity of available-for-sale securities for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2020, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

6.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	September 30,	December 31,
	2020	2019
Laboratory furniture and equipment	$10,447	$11,635
Office furniture and equipment	2,019	479
Computer equipment	373	245
Leasehold improvements	13,448	10,710
Property and equipment, cost	26,287	23,069
Accumulated depreciation	(4,892)	(3,567)
Property and equipment, net	$21,395	$19,502

7.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued accounts payable	$1,275	$4,251
Compensation expense	2,656	2,870
Research and development fees	1,833	1,048
Lease liabilities	934	733
Audit and tax fees	126	522
Other current liabilities	664	520
Total	$7,488	$9,944

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

For the three months ended September 30, 2020 and 2019, and as calculated using the treasury stock method, approximately 37.3 million and 21.7 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders' Equity
The Company had 300,000,000 shares authorized and 55,970,580 and 55,212,437 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively, with a par value of $0.001 per share.
The Company had 10,000,000 shares authorized and 14,429 shares of preferred stock issued and outstanding as of September 30, 2020. The Company had 10,000,000 shares authorized and 11,429 shares of preferred stock issued and outstanding as of December 31, 2019. Preferred stock has a par value of $0.001 per share, and consists of the following:
•Series A Convertible, 2,907 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.
•Series B Convertible, 5,000 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.
•Series C Convertible, 3,522 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.
•Series D Convertible, 3,000 and zero shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively.
2020 Employee, Director and Consultant Equity Incentive Plan

At the Annual Shareholder Meeting, held on June 23, 2020, the shareholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan, or the 2020 Plan. The 2020 Plan permits the Company to issue up to 3,500,000 shares of common stock pursuant to awards granted under the 2020 Plan. Upon approval of the 2020 Plan, the 2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan, was terminated; all unissued options were canceled and no additional awards will be made thereunder. All outstanding awards under the 2019 Plan will remain in effect and any awards forfeited from the outstanding awards will be allocated back into the 2020 Plan. There were approximately 1,579,678 shares remaining and available for grant under the 2019 Plan that terminated upon approval of the 2020 Plan.

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

Series D Preferred Stock Conversion

On March 31, 2020, the Company and certain entities affiliated with BVF entered into an exchange agreement pursuant to which, on April 1, 2020, BVF exchanged an aggregate of 3,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 3,000 shares of Series D Preferred Stock. The Company designated 3,000 shares of its authorized and unissued preferred stock as Series D Preferred Stock and filed a Certificate of Designation of Series D Convertible Preferred Stock of Pieris Pharmaceuticals, Inc., or the Series D Certificate of Designation, with the Nevada Secretary of State.

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
Open Market Sales Agreement
In August 2019, the Company entered into a sales agreement pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through an “at the market offering” program, or the ATM Program, under a shelf registration statement on Form S-3. In the third quarter of 2020, the Company sold 3,571,428 shares at a price of $2.80 per share under the ATM Program. The transaction resulted in gross proceeds of $10.0 million, less a 3% contractual commission incurred for the sales agent, resulting in $9.7 million in net proceeds to the Company.

10.    Leases
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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$360	$419	$1,134	$1,060
Variable lease costs (1)	192	71	536	207
Total lease cost	$552	$490	$1,670	$1,267
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
The following table summarizes the weighted-average remaining lease term and discount rate:

As of September 30, 2020
Weighted-average remaining lease term (years)	11.7
Weighted-average discount rate	10.5%
Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.5 million for the three and nine months ended September 30, 2020.
As of September 30, 2020, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2020	$628
2021	2,513
2022	2,344
2023	2,309
2024	2,309
Thereafter	17,512
Total undiscounted lease payments	27,615
Less: present value adjustment	(11,254)
Present value of lease liabilities	$16,361

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the Quarterly Reports on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020.

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, and an immuno-oncology (IO) bispecific targeting HER2 and 4-1BB. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our core Anticalin technology and platform were developed in Germany, and we have collaborations with major multi-national pharmaceutical companies. In particular, we have an alliance with AstraZeneca to treat respiratory diseases and partnerships with Servier and Seagen (formerly known as Seattle Genetics, Inc.), both in IO. Our programs include:

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

•Additional IO drug candidates beyond PRS-343 that are multispecific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics, including PRS-344, a bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB. PRS-344 is being developed as part of our IO collaboration with Servier. Other IO drug candidates are being developed as part of our collaboration with Servier and Seagen.

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

AstraZeneca submitted the first Clinical Trial Application for a global phase 2a study of PRS-060/AZD1402. Dependent on regulatory approval, site initiation and patient screening are expected to begin this year. The first patients will be dosed thereafter, which we anticipate will be in the first quarter of next year, triggering a milestone payment from AstraZeneca. The phase 2a study will be performed using a dry powder formulation and will evaluate the efficacy, safety, and pharmacokinetics of PRS-060/AZD1402 in moderate uncontrolled asthmatics over four weeks with FEV1 improvement as the primary endpoint, following a four-week dosing arm in moderate controlled asthmatics to establish the safety and pharmacokinetics of the dry powder formulation. The study of PRS-060/AZD1402, which is being developed for the treatment of moderate-to-severe asthma, is being sponsored, funded, and delivered by AstraZeneca. Upon completion of that study, Pieris will have the options to co-develop and, subsequently, co-commercialize PRS-060/AZD1402 in the United States.

•Our additional respiratory programs within and outside of the AstraZeneca alliance are in the discovery stage. AstraZeneca initiated the fourth program in the collaboration in the third quarter, taking full advantage of all available potential new project starts envisioned in the alliance. We retain co-development and co-commercialization rights to two out of the four programs beyond PRS-060/AZD1402. Outside of the AstraZeneca collaboration, Pieris continues to advance several proprietary respiratory programs, which are in the discovery stage.

•We presented additional detailed data from the phase 1 monotherapy study and atezolizumab combination study of PRS-343 in an oral presentation session at the European Society for Medical Oncology, or ESMO, Virtual Congress in September 2020. As of the July 2020 cutoff date, 74 patients had been enrolled in the monotherapy study, including 21 additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the Society for Immunotherapy of Cancer 2019 Annual Meeting, and 41 patients had been enrolled in the atezolizumab combination therapy study. In the monotherapy study, out of 33 response-evaluable patients at the time of the data cutoff of July 27, 2020, according to RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), three patients achieved a partial response at the 8 mg/kg Q2W dose (cohort 11b), and stable disease was observed in 13 patients as best response out of 33 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an ORR of 12% and a DCR of 52%. Additionally, a significant expansion of CD8+ T cells in the tumor microenvironment of responders and a substantial increase of peripheral soluble 4-1BB were observed in the active dose cohorts, suggesting 4-1BB-mediated target engagement. PRS-343 also showed an acceptable safety profile at all doses and schedules tested in each clinical study. In the atezolizumab combination trial, seven dose cohorts have been evaluated at a Q3W dosing schedule ranging from 0.05 mg/kg to 8 mg/kg in combination with a fixed 1200 mg dose of atezolizumab. In that trial, under RECIST 1.1, four patients achieved a confirmed partial response at active dose levels. The Company plans to advance PRS-343 into a phase 2 study for the second-line treatment of gastric cancer in combination with ramucirumab and paclitaxel.

In July 2020, we announced that our phase 1 studies of PRS-343 have been placed on partial clinical hold by the FDA while we conduct an additional in-use stability and compatibility study requested by the FDA. Treatment of currently-enrolled patients may continue, although no new patients can be enrolled until resolution of the partial hold. The Company has completed the in-use studies it deems necessary in connection with the partial clinical hold of the PRS-343 phase 1 studies. As part of the now-completed studies that supported a robust process for administration of PRS-343 in the clinical setting, we have optimized the level of an existing excipient to enhance the stability of PRS-343 under prescribed as well as stressed conditions that could occur in preparation of the drug candidate for patient administration in the real-world clinical setting.
We recently provided these results to FDA in the form of a Type A meeting request to elicit the Agency’s feedback on the adequacy of the stability data supporting the use of the existing excipient as a co-diluent for PRS-343 and the clinical proposal to initiate continued development of PRS-343. We believe that we have generated a robust dataset which will allow FDA to lift the hold upon consideration of our forthcoming Complete Response Letter, which we expect to submit in December, pending a positive Type A meeting. As a result of this decision to formally engage FDA via a Type A meeting, we now expect to initiate the phase 2 study of PRS-343 in combination with ramucirumab and paclitaxel in the second line of treatment of HER2-positive gastric cancer next year.
In August 2020, we entered into a Clinical Trial Collaboration and Supply Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which we and Lilly will collaborate in a phase 2 clinical study to determine the safety and efficacy of our PRS-343 in combination with the standard of care regimen for advanced or metastatic gastric cancer in the second line, ramucirumab (Cyramza®) and paclitaxel, for the second-line treatment of HER2+ gastric cancer.

•For our additional IO drug candidates, we are conducting activities relating to candidate identification, optimization and preclinical evaluation.

◦We anticipate filing an IND application for PRS-344, a 4-1BB/PD-L1 bispecific in 2021 and are currently completing CMC activities associated with the scale-up manufacture of the drug-product, while preparing for an IND submission to FDA. We hold exclusive commercialization rights for PRS-344 in the United States and will receive royalties on ex-U.S. sales from Servier for this program.
◦We intend to complete non-GLP preclinical work for PRS-352 this year before handing the program over to Servier, who would be fully responsible for further development. PRS-352 is a preclinical-stage program within the Servier alliance addressing undisclosed targets for immuno-oncology.
◦We achieved a key preclinical milestone for one of the programs in the Seagen collaboration, a bispecific tumor-targeted costimulatory agonist, triggering a $5 million milestone. We have handed the program over to Seagen, which is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the achieved milestone further validates our approach and leadership in immuno-oncology bispecifics, complementing the encouraging clinical data seen with PRS-343.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and nine months ended September 30, 2020, we reported a net loss of $14.3 million and $22.8 million, respectively. For the three and nine months ended September 30, 2019, we reported a net loss of $2.6 million and $24.7 million, respectively. As of September 30, 2020, we had an accumulated deficit of $197.0 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and nine months ended September 30, 2020 and 2019 were from license and collaboration agreements with our partners.
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
Revenues
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with AstraZeneca, Servier and Seagen.

The revenues from AstraZeneca, Servier and Seagen have been comprised primarily of upfront payments, research and development services and milestone payments. For additional information about our revenue recognition policy, see “Note 2-Summary of Significant Accounting Policies”.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2020 and 2019
The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$2,939	$15,132	$27,446	$29,009

Research and development expenses	11,822	13,211	35,913	40,880
General and administrative expenses	4,116	4,835	13,043	13,956
Total operating expenses	15,938	18,046	48,956	54,836
Other (expense) income
Interest income	55	377	503	1,332
Other (expense) income, net	(1,339)	(55)	(1,823)	(203)
Net loss	$(14,283)	$(2,592)	$(22,830)	$(24,698)
Revenues
The following table provides a comparison of revenues (in thousands):

	Three Months Ended September 30,
	2020	2019	Increase/(Decrease)
Customer revenue	$2,578	$3,589	$(1,011)
Collaboration revenue	361	11,543	(11,182)
Total Revenue	$2,939	$15,132	(12,193)

•The $1.0 million decrease in customer revenue in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 relates to overall lower levels of activities with AstraZeneca, Seagen and Servier.
•The $11.2 million decrease in collaboration revenues in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 relates to higher amounts of Servier revenue recorded upon the termination of the co-development of PRS-332 by Servier for strategic reasons in the prior year, as well as lower amounts of Servier cost-sharing revenue due to the timing of manufacturing costs incurred in the current year.
The following table provides a comparison of revenues (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)
Customer revenue	$22,393	$15,538	$6,855
Collaboration revenue	5,053	13,471	(8,418)
Total Revenue	$27,446	$29,009	(1,563)
•The $6.9 million increase in customer revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 relates to higher Seagen revenue recorded upon the execution of a contractual amendment (approximately $3.5 million) in the current period, as well as the achievement of a $5.0 million milestone on that first program. This increase was partially offset by lower levels of activities with respect to our collaboration agreement with AstraZeneca.
•The $8.4 million decrease in collaboration revenues in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 relates to higher amounts of Servier revenue recorded upon the termination of the co-development of PRS-332 by Servier for strategic reasons in the prior year compared to revenue recorded upon the termination of a preclinical program by Servier for strategic reasons in the current year. In addition, lower amounts of cost-sharing revenue were recorded in the current year due to the timing of manufacturing costs incurred with respect to our collaboration agreement with Servier.
Research and Development Expenses
The following table provides a comparison of the research and development expenses (in thousands):

	Three Months Ended September 30,
	2020	2019	Increase/(Decrease)
Respiratory	$2,359	$3,241	$(882)
Immuno-oncology	3,473	4,102	(629)
Other R&D activities	5,990	5,868	122
Total	$11,822	$13,211	(1,389)

•The $0.9 million decrease in our respiratory programs is due to lower clinical costs and manufacturing costs with respect to activities for PRS-060 offset slightly by investment in other proprietary respiratory programs in the current year.
•The $0.6 million decrease in our immuno-oncology programs period-over-period is due primarily to lower investment across partnered and proprietary programs due to prioritization efforts which were partially offset by higher PRS-343 translational costs as we develop biomarker testing capabilities.
•The $0.1 million increase in other research and development activities expenses is mainly due to higher license fees and higher allocated IT and facility costs due to the move to a new R&D facility in Hallbergmoos, Germany in the first quarter of 2020. These increases were partially offset by lower overall travel costs related to COVID-19 restrictions.
The following table provides a comparison of the research and development expenses (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)
Respiratory	$7,784	$9,168	$(1,384)
Immuno-oncology	9,494	13,950	(4,456)
Other R&D activities	18,635	17,762	873
Total	$35,913	$40,880	(4,967)
•The $1.4 million decrease for our respiratory programs period-over-period is due primarily to a decrease in manufacturing and clinical costs with respect to activities for PRS-060.
•The $4.5 million decrease in our immuno-oncology programs period-over-period is due primarily to lower manufacturing and preclinical costs for our PRS-344 program as the manufacturing costs were initiated and ramped up in the first half of 2019, lower preclinical costs on other Servier programs, and decreases in manufacturing costs across other proprietary immuno-oncology programs.
•The $0.9 million increase in other research and development activities expenses is mainly due to higher personnel expenses, including bonus and stock compensation, higher allocated IT and facility costs due to the move to a new R&D facility in Hallbergmoos, Germany in the first quarter of 2020, and higher license fees. These increases were slightly offset by lower clinical and preclinical costs related to non-core programs and lower overall travel costs related to COVID-19 restrictions and lower professional services.
General and Administrative Expenses
General and administrative expenses were $4.1 million for the three months ended September 30, 2020 and $4.8 million for the three months ended September 30, 2019. The period over period decrease is due to lower personnel expenses, including bonus and stock compensation, lower audit and professional services from Sarbanes-Oxley readiness procedures in the prior year, and lower overall travel costs related to COVID-19 restrictions. This was offset slightly by higher allocated IT and facility costs due to the move to a new R&D facility.
General and administrative expenses were $13.0 million for the nine months ended September 30, 2020 and $14.0 million for the nine months ended September 30, 2019. The period over period decrease is due to lower personnel expenses, including bonus and stock compensation, lower professional services, and lower overall travel costs related to COVID-19 restrictions. These were slightly offset by higher legal costs and higher allocated IT and facility costs due to the move to a new R&D facility.
Other Income (Expense)
Our other income (expense) was $(1.3) million for the three months ended September 30, 2020 and $0.3 million for the three months ended September 30, 2019. This was due to the impact of lower interest income (both lower invested amounts and lower interest rates in the current quarter) and a weakening U.S. dollar against the euro in the current quarter versus the prior year quarter.
Our other income (expense) was $(1.3) million for the nine months ended September 30, 2020 and $1.1 million for the nine months ended September 30, 2019. This was due to the impact of lower interest income (both lower invested amounts and lower interest rates in the current quarter) and a weakening U.S. dollar against the euro in the current year versus the prior year.
Liquidity and Capital Resources
Through September 30, 2020, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of September 30, 2020, we had a total of $82.6 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three months ended September 30, 2020 and 2019, respectively, and have a total accumulated deficit of $197.0 million as of September 30, 2020.
We have several research and development programs underway in varying stages of development, and we expect they will continue to require increasing amounts of cash for development, conducting clinical trials and testing and manufacturing of product material. We expect cash necessary to fund operations will increase significantly over the next several years as we continue to conduct these activities necessary to pursue governmental regulatory approval of clinical-stage programs and our other product candidates.
The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(32,479)	$(38,493)
Net cash provided by investing activities	24,361	11,719
Net cash provided by financing activities	10,040	501

Net cash used in operating activities for the nine months ended September 30, 2020 and 2019 was $32.5 million and $38.5 million, respectively. The change is primarily driven a $1.9 million decrease in the net loss in 2020 compared to the same period in 2019 and a decrease in accounts payable and accrued expenses due to higher accruals at year-end 2019 related to the new facility, offset by lower accounts receivable and prepaid expenses.
The change in net cash provided by investing activities for the nine months ended September 30, 2020 compared to the same period in 2019 is mainly attributable to lower net investments changes (lower purchases and increased maturities resulting in an overall decrease in investments) in the current year compared to 2019 along with an increase in purchases of property and equipment related to our move to a new R&D facility.
Financing activities for the nine months ended September 30, 2020 and 2019 were $10.0 million and $0.5 million, respectively. The change is primarily driven by proceeds from a strategic sale on our ATM Program to strenghten our shareholder base.
In August 2019, we entered into a sale agreement pursuant to which we may offer and sell shares of its common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through an “at the market offering” program, or the ATM Program, under a shelf registration statement on Form S-3 (File No. 333-226725). Through September 30, 2020, we sold $10.0 million of common shares under the ATM Program.
In November 2019, we entered into a securities purchase agreement for a private placement with a select group of institutional investors. The private placement, referred to as the PIPE, consisted of 9,014,960 units, at a price of $3.55 per unit, for gross proceeds of approximately $32.0 million, and net proceeds to us of approximately $31.0 million, after deducting placement agent fees and estimated offering expenses payable by us. Each unit consists of (i) one share of our common stock or 0.001 shares of non-voting Series C convertible preferred stock, and (ii) one immediately-exercisable warrant to purchase one share of our common stock with an exercise price of $7.10.

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
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, "Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2019 for a discussion of our critical accounting policies and estimates. There have been two material changes to the critical accounting policies during the nine months ended September 30, 2020. These changes relate to revenue recognition and property and equipment and are described in “Note 2—Summary of Significant Accounting Policies".
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
As a smaller reporting company, we are eligible for, and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

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

•An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2020.

Remediation of Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As previously disclosed, in connection with the preparation of our financial statements for the year ended December 31, 2019, we concluded that we had a material weakness in internal controls over our information technology general controls related to change and access management processes, and that as a result, internal controls related to substantially all underlying financial statement accounts and disclosures were ineffective. We also identified deficiencies in internal controls over our quarterly revenue recognition procedures in that they were not operating effectively for a sufficient period of time in 2019 and certain controls related to the implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, which, taken together, led us to determine that we had a material weakness in the revenue recognition process. To remediate the material weaknesses identified, we performed the following actions during 2020:

•With respect to the material weakness in ITGC's, we have reevaluated our risk assessment and IT control environment within the finance department, developed an IT policy with a clear description on how the controls are designed to operate, and established more rigorous controls over system access, administration, and system changes.
•With respect to the material weakness in the revenue recognition controls, we have implemented improved policies and enhanced the rigor of our review documentation with regards to internal controls over our revenue recognition process.

As the enhanced policies, procedures and controls have functioned effectively for multiple quarters, we concluded that we have remediated the material weaknesses previously disclosed from 2019.

Management, including our principal executive officer and principal financial officer, has concluded that the financial statements and other financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.
Changes in Internal Control over Financial Reporting

Except for changes in connection with our implementation of the remediation process described above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than the remediation efforts described above.

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

Item 1A. Risk Factors.
Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 13, 2020, and to Item 1A of the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended March 31, 2020 and June 30, 2020, filed with the SEC on May 11, 2020 and August 11, 2020, respectively, for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Clinical Trial Collaboration and Supply Agreement, dated August 10, 2020, by and between Pieris Pharmaceuticals, Inc. and Eli Lilly and Company.	*

31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

±	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

November 4, 2020	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

November 4, 2020	By:	/s/ Thomas Bures
Thomas Bures
Vice President, Finance and Treasurer
(Principal Financial Officer and Principal Accounting Officer)