Form 10-K
period 2020-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2021-03-31
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-37471

PIERIS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	EIN 30-0784346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 State Street, 9th Floor Boston, MA United States	2109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
857-246-8998
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PIRS	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $3.10, was $117,421,871.
As of March 29, 2021, the registrant had 59,718,989 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Forward-Looking Statements
This annual report on Form 10-K for the year ended December 31, 2020, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing;

•the initiation, cost, timing, progress and results of our development activities, preclinical studies and clinical trials;

•the timing of and our ability to obtain and maintain regulatory approval of our existing product candidates, any product candidates that we may develop, and any related restrictions, and/or limitations;

•our plans to research, develop and commercialize our current and future product candidates and Anticalin platform;

•our collaborators’ election to pursue or continue research, development and commercialization activities;

•our ability to obtain future reimbursement and/or milestone payments from our collaborators;

•our ability to attract collaborators with development, regulatory and commercialization expertise;

•our ability to obtain and maintain intellectual property protection for our product candidates;

•our ability to successfully commercialize our product candidates;

•the size and growth of the markets for our product candidates and our ability to serve those markets;

•the rate and degree of market acceptance of any future products;

•the success of competing drugs that are or may become available;

•regulatory developments in the United States and other countries;

•the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;

•our ability to obtain additional financing;

•our use of the proceeds from our securities offerings;

•any restrictions on our ability to use our net operating loss carryforwards; and

•our ability to attract and retain key personnel.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; regulatory developments in the United States and foreign countries, including the U.S. Food and Drug Administration’s, or FDA’s, views as to the outcome of, the additional in-use and compatibility study for cinrebafusp alfa,(PRS-343), as requested by the FDA in July 2020, and the resolution of the partial clinical hold relating to that drug candidate; the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain and clinical trials.
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
We have registered trademarks for Pieris® and Anticalin®. All other trademarks, trade names and service marks included in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, trade dress or product owner.
As used in this Annual Report on Form 10-K, unless the context indicates or otherwise requires, “our Company”, “the Company”, “Pieris”, “we”, “us” and “our” refer to Pieris Pharmaceuticals, Inc., a Nevada corporation, and its consolidated subsidiary, Pieris Pharmaceuticals GmbH (formerly known as Pieris AG), a company organized under the laws of Germany, Pieris Australia Pty Ltd., a company organized under the laws of Australia that is a consolidated subsidiary of Pieris Pharmaceuticals GmbH and Pieris Pharmaceuticals Securities Corporation, a Massachusetts securities corporation, a consolidated subsidiary of Pieris Pharmaceuticals, Inc. Effective as of August 26, 2015 and with notification from the Amtsgericht München as of September 29, 2015, Pieris AG was transformed to Pieris Pharmaceuticals GmbH as a result of a change in the legal entity.
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

Where in this Report we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.12279 based on Thomson Reuters as of December 31, 2020.

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
Pieris Pharmaceuticals, Inc.’s corporate headquarters are located at 255 State Street, 9th Floor, Boston, Massachusetts 02109. The research facilities of Pieris GmbH are located in Hallbergmoos, Germany. Pieris Australia Pty Ltd., a wholly-owned subsidiary of Pieris GmbH, was formed on February 14, 2014 to conduct research and development activities in Australia. Pieris Pharmaceuticals Securities Corporation, a wholly-owned subsidiary of Pieris Pharmaceuticals, Inc. was formed on December 14, 2016 to buy, sell, deal in, or hold securities on its own behalf and not as a broker, and will engage in its activities exclusively for investment purposes.
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
We have intellectual property rights directed to various aspects of our Anticalin technology platform, allowing for further development and advancement of both our platform and drug candidates. We believe that our ownership or exclusive license of intellectual property related to the Anticalin platform provides us with a strong intellectual property position, particularly in cases where we are seeking to address targets and diseases in a novel way and for which there is existing antibody intellectual property. We also believe that the drug-like properties of the Anticalin drug class have been demonstrated in various clinical trials with different Anticalin-based drug candidates, including PRS-060/AZD1402, cinrebafusp alfa and others.

Our core Anticalin technology and platform were developed in Germany, and we have collaborations with major multi-national pharmaceutical companies.

•We entered into a license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, in January 2017 in IO.
•In May 2017, we entered into an alliance with AstraZeneca AB, or AstraZeneca, to treat respiratory diseases. On March 29, 2021, we and AstraZeneca entered into the first amendment to the Non-exclusive Anticalin Platform License Agreement dated May 2, 2017 and the second amendment to the License and Collaboration Agreement dated

May 2, 2017. Under the amendments, the parties agreed to restructure certain commercial economics for the AZD1402/PRS-060 program by adjusting various milestones and royalty provisions, while fundamentally maintaining the overall value split between AstraZeneca and the Company. In connection with the amendments, we achieved a $13.0 million milestone in connection with the initiation of the phase 2a study for this program and we and AstraZeneca entered into a Subscription Agreement pursuant to which we have agreed to issue to AstraZeneca, 3,584,230 shares of our common stock for a total purchase price of $10.0 million in a private placement transaction.
•In February 2018, we entered into a license and collaboration agreement, or the Seagen Collaboration Agreement, with Seagen Inc. (formerly Seattle Genetics, Inc.), or Seagen, in IO. On March 25, 2021 we announced an amendment to the Seagen Collaboration Agreement whereby our option to co-develop and co-commercialize the second of three programs in the collaboration was converted to a co-promotion option in the United States, with Seagen solely responsible for the development and overall commercialization of that program. Under the co-promotion option, we will be entitled to increased royalties from that program in the event that we choose to exercise the option. In addition, we entered into a clinical trial and supply agreement with Seagen to evaluate the safety and efficacy of combining our cinrebafusp alfa with Seagen’s TUKYSA® (tucatinib), a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of an upcoming phase 2 study. Finally, as part of this transaction, we entered into a subscription agreement pursuant to which we agreed to issue to Seagen 3,706,174 shares of our common stock for a total purchase price of $13.0 million in a private placement transaction.
In connection with our efforts to develop multispecific Anticalin-based proteins designed to engage immunomodulatory targets, we have gained non-exclusive access to antibody building blocks that can be utilized to develop multispecific antibody-Anticalin fusion proteins.
Our current development plans focus on two core pillars, respiratory diseases and IO. The lead respiratory Anticalin-based drug candidate, PRS-060/AZD1402, antagonizes IL-4Rα, thereby inhibiting by IL-4 and IL-13, two cytokines, small proteins mediating signaling between cells within the human body, known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases. We believe that the small size and biophysical stability of PRS-060/AZD1402 facilitates direct delivery to the lungs through the use of an inhaler, which may enable high pulmonary concentrations of the drug candidate to be achieved at lower doses than would be reached with antibodies that are systemically delivered. Further, we believe an inhaled drug may be better tolerated than systemically-administered antibodies. PRS-060/AZD1402 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 SAD study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well tolerated when given as a single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). We presented interim data from the then ongoing PRS-060/AZD1402 phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in fractional exhaled nitric oxide, or FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb). Following the addition of 4 new cohorts, the phase 1 MAD study has now concluded, and additional data generated are currently planned to be publicly disclosed in 2021.

In addition to Ukrainian regulatory approval, AstraZeneca has also recently received ethics approval and regulatory acknowledgement for the phase 2a study of PRS-060/AZD1402in Australia. In this global, two-part phase 2a study, PRS-060 will be evaluated at up to three dose levels in an inhaled dry powder formulation versus placebo. The first part of the study will evaluate the compound in approximately 45 moderate asthmatics controlled on standard-of-care asthma therapy over four weeks to establish the safety and pharmacokinetics of the dry powder formulation. The second part of the study will assess its efficacy, safety, and pharmacokinetics in up to three arms plus a placebo arm in up to 360 moderate uncontrolled asthmatics with a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb. Patients will be dosed and monitored over four weeks, with FEV1 improvement compared to placebo as the primary endpoint.
We have been the sponsors of the phase 1 SAD/MAD studies for PRS-060/AZD1402, after which AstraZeneca has taken responsibility for further clinical development of PRS-060/AZD1402. We have the right to opt-into co-development of PRS-060/AZD1402 with AstraZeneca after completion of the phase 2a study. We also have a separate option to co-commercialize PRS-060/AZD1402 with AstraZeneca in the United States.
Beyond PRS-060/AZD1402, our alliance with AstraZeneca includes the development of four inhaled Anticalin-based drug candidates for the treatment of respiratory diseases which have been initiated as part of the collaboration: two programs were initiated in 2018, one program was initiated in 2019 and one was initiated in 2020. The Company also continues to advance several proprietary discovery-stage respiratory programs. Pieris expects to share data and rationale for advancement of one of its proprietary programs in 2021.
The lead IO Anticalin-based drug candidate in our pipeline, cinrebafusp alfa, is designed to target the immune receptor 4-1BB and the tumor target HER2. Cinrebafusp alfa is a genetic fusion of a variant of a HER2-targeting antibody with an Anticalin protein specific for 4-1BB. The proposed mode of action of this 4-1BB/HER2 bispecific is to promote 4-1BB clustering by bridging 4-1BB-positive T cells with HER2-positive tumor cells, thereby providing a potent co-stimulatory signal to tumor antigen-specific T cells. Cinrebafusp alfa is intended to localize 4-1BB activation in the tumor, and to thereby both increase efficacy and reduce systemic toxicity compared to 4-1BB-targeting antibodies. We will present an updated dataset for cinrebafusp alfa in an oral presentation at the American Association for Cancer Research, or AACR, Annual Meeting 2021 on April 10, 2021. The presentation will include additional clinical benefit and safety data from cohort 13b (18 mg/kg, administered Q2W), as well as biomarker data across all active dose cohorts. The Company is preparing for the phase 2 study of cinrebafusp alfa, expected to begin in the summer of 2021. The phase 2 study will evaluate cinrebafusp alfa in combination with ramucirumab and paclitaxel in high HER2-expressing gastric cancer and in combination with tucatinib in low HER2-expressing gastric cancer. Collaboration partners Lilly and Seagen will supply ramucirumab and tucatinib, respectively, for these study arms.
The phase 1 study, a multicenter, open-label, dose escalation study, was designed to determine the safety, tolerability, and potential anti-cancer activity of cinrebafusp alfa in patients with advanced or metastatic HER2-positive solid tumors for which standard treatment options are not available, are no longer effective, or are not tolerated, or in patients that have refused standard therapy. Elevated HER2 expression is associated with multiple cancers, including gastroesophageal, bladder, breast and a range of other tumor types. We presented interim data from the phase 1 study at the Society for Immunotherapy of Cancer, or SITC, annual meeting in November 2019. At SITC, we reported that cinrebafusp alfa was well-tolerated and had a favorable safety profile at all doses and schedules tested, demonstrated anti-tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment in patients, indicative of 4-1BB agonism on T cells. We continued to enroll patients in that study at higher dose cohorts and different dose regimens. We also reported initial data from a phase 1 escalation study of cinrebafusp alfa in combination with atezolizumab at our R&D day on November 19, 2019. We reported that cinrebafusp alfa in combination with atezolizumab was well-tolerated and had a favorable safety profile at all doses tested, demonstrated anti-tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment in patients demonstrating a clinical benefit, indicative of 4-1BB agonism on T cells and a mode of action distinct from atezolizumab alone.

We presented additional interim data from the phase 1 monotherapy study and atezolizumab combination study of cinrebafusp alfa at the European Society for Medical Oncology, or ESMO, Virtual Congress in September 2020. Data showed that cinrebafusp alfa had an acceptable safety profile at all doses and schedules tested in each clinical study, demonstrated anti-tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment in patients, indicative of 4-1BB agonism on T cells. Additionally, a significant expansion of CD8+ T cells in the tumor microenvironment of responders and a substantial increase of peripheral soluble 4-1BB were observed in the active dose cohorts, suggesting 4-1BB-mediated target engagement. In the monotherapy study, out of 33 response-evaluable patients at the time of the data cutoff, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), three patients achieved a partial response at the 8 mg/kg Q2W dose (cohort 11b), and stable disease was observed in 13 patients as best response. In the atezolizumab combination trial, four patients achieved a confirmed partial response at active dose levels.

In July 2020, we announced that our phase 1 studies of cinrebafusp alfa were placed on partial clinical hold by the FDA, or the Agency, while we conducted an additional in-use stability and compatibility study requested by the FDA. Treatment of currently-enrolled patients continued, although no new patients were enrolled pending resolution of the partial hold. The Company has completed the in-use studies it deems necessary in connection with the partial clinical hold of the cinrebafusp alfa phase 1 studies. As part of the now-completed studies that supported a robust process for administration of cinrebafusp alfa in the clinical setting, we have optimized the level of an existing excipient to enhance the stability of cinrebafusp alfa under prescribed as well as stressed conditions that could occur in preparation of the drug candidate for patient administration in the real-world clinical setting.

In November 2020, we provided these results to the FDA in the form of a Type A briefing package and received feedback in December that the FDA agrees with the adequacy of the stability data supporting the use of the existing excipient as a co-diluent for cinrebafusp alfa and the clinical proposal to initiate continued development of cinrebafusp alfa. The FDA lifted the partial clinical hold in January 2021. We plan to advance cinrebafusp alfa into a phase 2 study for the treatment of HER2+ gastric cancer in combination with ramucirumab and paclitaxel in 2021.

In January 2017, we initiated a strategic collaboration with Servier to discover and develop multiple Anticalin-based bispecific therapeutics in IO. The lead program in the alliance is PRS-344, also known as S095012, a PD-L1/4-1BB antibody-Anticalin bispecific and preclinical data for the PRS-344 program were presented at the SITC 2018 Annual Meeting. We achieved two preclinical milestones under the program, one in December 2018 and another in February 2019. We also executed our option to opt into co-development and U.S. commercialization of PRS-344 during the first quarter of 2019. We anticipate filing an IND/CTA application for PRS-344 in 2021 and are currently completing CMC activities associated with the scale-up manufacture of the drug product. We hold exclusive commercialization rights for PRS-344 in the United States and will receive royalties on ex-U.S. sales from Servier for this program. The second active program in this alliance is PRS-352, a preclinical-stage program addressing undisclosed targets for immuno-oncology. We successfully completed non-GLP preclinical work in 2020 and PRS-352 is currently under further development at Servier.

In February 2018, we initiated a strategic collaboration with Seagen to discover and develop up to three Anticalin-based tumor-targeted bispecific therapeutics in IO. As part of the alliance, we have achieved a key preclinical milestone for one of the programs in the Seagen collaboration, a bispecific tumor-targeted costimulatory agonist, triggering a $5 million milestone. We have handed the program over to Seagen, which is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the achieved milestone further validates our approach and leadership in immuno-oncology bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa.

We continue to explore opportunities to develop additional differentiated Anticalin-based multispecific therapeutics in IO. We are performing proof of concept and proof of mechanism studies on additional fully proprietary programs to support drug candidate nomination. Additionally, we have several academic collaborations that support our research and development objectives, including collaborations to assist in target and biomarker identification and translational research related to our drug candidates in IO and respiratory diseases.
Strategy
Our goal is to become a fully-integrated biotechnology company by discovering and developing Anticalin-based therapeutics to target validated disease pathways in unique and transformative ways and to later commercialize our therapeutic products. We intend to engage with partners for many of our programs in a combination of geographic and indication-based arrangements to maximize our business opportunities. We also intend to retain certain development and commercial rights on selected products as our experience in drug development grows. Key elements of our strategy include:
•Supporting AstraZeneca in the execution of the PRS-060/AZD1402 phase 2 studies. We have reported promising data from our phase 1 SAD and MAD studies of PRS-060/AZD1402 and have been working with AstraZeneca for drug supply and other preparations for the phase 2a study of PRS-060/AZD1402. In addition to Ukrainian regulatory approval, AstraZeneca has also recently received ethics approval and regulatory acknowledgement for the phase 2a study of PRS-060/AZD1402 in Australia. We achieved a $13.0 million milestone in connection with the initiation of patient enrollment in the phase 2a study of PRS-060/AZD1402 in the first quarter of 2021.
•Advancing cinrebafusp alfa into a phase 2 study to evaluate the drug candidate in combination with ramucirumab and paclitaxel in high HER2-expressing gastric cancer and in combination with tucatinib in low HER2-expressing gastric cancer. We presented additional detailed data from the phase 1 monotherapy study and atezolizumab combination study of cinrebafusp alfa in an oral presentation session at the ESMO Virtual Congress in September 2020. We reported that cinrebafusp alfa was well tolerated and had a favorable safety profile at all doses and schedules tested, demonstrated anti-tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment of responders, indicative of 4-1BB agonism on T cells. In July 2020, we announced that our phase 1 studies of cinrebafusp alfa have been placed on partial clinical hold by the FDA while we conduct an additional in-use stability and compatibility study requested by the FDA. Pieris has completed the studies requested by the Agency and submitted a Complete Response Letter and an amendment of the Ph1 monotherapy protocol to assess the safety and pharmacokinetics of cinrebafusp alfa in combination with the increased concentration of the excipient in December 2020. In January 2021, FDA lifted the partial clinical hold of the phase 1 studies of cinrebafusp alfa. We will present an updated dataset for cinrebafusp alfa in an oral presentation at the AACR Annual Meeting 2021 on April 10, 2021. The presentation will include additional clinical benefit and safety data from cohort 13b (18 mg/kg, administered Q2W), as well as biomarker data across all active dose cohorts. Additionally, we plan to advance cinrebafusp alfa into a phase 2 study for the treatment of low-HER2 and high-HER2 expressing gastric cancer in the summer of 2021.

•Advancing PRS-344 to initiation of a phase 1 study. PRS-344 is currently completing CMC activities associated with the scale-up manufacture of the drug product, and we intend to file an IND for the program in 2021. In addition, we and Servier will present preclinical data for PRS-344 as part of a poster session at the AACR Annual Meeting in 2021. The presentation will showcase synergistic data, including in vitro data evaluating potential effects of combining 4-1BB with PD-L1 and the effects of PRS-344 on CD8+ T cells, as well as dose-dependent anti-tumor response in in vivo preclinical models. PRS-344 is expected to enter phase 1 studies this year.
•Continuing to build our platform by entering into new partnerships and license and collaborative arrangements and advancing our currently partnered programs. We have entered into partnership and collaborative arrangements with pharmaceutical companies in a diverse range of therapeutic areas and geographies. We have active strategic partnerships with the global pharmaceutical companies Servier, AstraZeneca and Seagen. Together with our partners, we intend to advance multiple drug candidates through preclinical studies and to select further drug candidates for clinical development in the future. We will also continue to seek to engage with new pharmaceutical partners that can contribute funding, experience and marketing ability for the successful development and commercialization of our current and future drug candidates.
•Pursuing additional opportunities for our Anticalin technology. We intend to continue to identify, vet and pursue opportunities to develop novel Anticalin therapeutics for respiratory diseases, oncology and additional diseases.
•Pursuing other platform development activities. We continue to make investments in our Anticalin platform, including in display and other technologies used to discover and optimize Anticalin proteins against targets of interest to increase speed, throughput and quality of the selection process. In addition, we continue to make investments in our platform for the characterization and manufacture of Anticalin proteins to develop drug candidates with excellent drug-like properties that can be efficiently produced.
Anticalin Platform Technology
Our platform technology focuses on low molecular-weight Anticalin proteins that can bind tightly and specifically to a diverse range of targets. Anticalin proteins are derived from human proteins called lipocalins, which are naturally occurring low-molecular weight human proteins of approximately 17 to 21 kDa molecular mass typically found in blood plasma and other bodily fluids. The lipocalin class of proteins defines a group of extracellular specific-binding proteins that, collectively, exhibit extremely high structural homology, yet have a low amino acid sequence identity (less than 20%), making them attractive “templates” for amino acid diversification. Lipocalins naturally bind to, store and transport a wide spectrum of molecules. The defining attributes of the human lipocalin class and, by extension, Anticalin proteins, engineered from the lipocalin class of proteins, are a rigidly conserved beta-barrel backbone with four flexible loops, which, together, form a cup-like binding pocket. The graphic below shows the tear lipocalin (left) and neutrophil gelatinase-associated lipocalin, or NGAL (right).

We currently develop our Anticalin proteins from either tear lipocalin, found primarily in human tear fluid as well as the lung epithelium, or NGAL, a protein involved in the innate immune system, by making discrete mutations in the genetic code of the ligand binding regions and regions of the proteins that are amenable for amino acid exchanges. These mutations have the potential to lead to highly specific, high-affinity binding proteins for both small and large molecular targets. Mutations are introduced at pre-defined positions, creating exponentially diverse pools of Anticalin proteins, the most potent and well behaved of which are selected and optimized in a customized manner through in vitro selection using techniques such as phage and yeast display, successful techniques in antibody-based drug discovery. The ability to generate highly-diverse and high-quality Anticalin libraries and to select for the best binders among the large pool of Anticalin proteins by display technologies gives us the opportunity to select specific and high affinity Anticalin proteins for a wide variety of targets. The flexibility inherent in the Anticalin proteins’ cup-like structure allows us to choose both small-molecule targets that can be bound more inside the ‘cup’ as well as larger protein targets that can be bound more by the flexible loop region outside of the ‘cup’. Our phase 1 studies for PRS-060/AZD1402, our prior phase 1 and 2 studies of PRS-080, our prior phase 1 study of PRS-050, as well as the phase 1 study of a PCSK9-specific Anticalin protein, indicate that these proteins appear to have low immunogenic potential and thereby have the potential to exhibit a favorable safety profile.
The below graphic illustrates Anticalin proteins binding to a small molecule (left), a small protein target (hepcidin, center) and a large protein target (CTLA4, right):

To obtain a specific Anticalin protein, we take advantage of the breadth of our proprietary Anticalin libraries, generated through our protein engineering expertise. We have created, and will continue to create, proprietary Anticalin libraries by rationally diversifying the certain lipocalin regions, thereby generating Anticalin libraries suitable for identifying binders to different types of targets. By utilizing bacterial or mammalian expression platforms from the earliest stages of drug discovery through Current Good Manufacturing Practice, or cGMP, manufacturing, we have created a seamless platform that improves the quality, yield and cost-effectiveness of our drug candidates comprising a single Anticalin protein. Some Anticalin-based bi- and multi- specific drug candidates, such as cinrebafusp alfa and PRS-344, are expressed in standard mammal expression systems. In this way, Anticalin protein manufacturing is not limited to bacterial systems, with the underlying expression system being driven on a program-by-program basis. See “—Manufacturing” below.
Anticalin proteins share many of the favorable qualities of antibodies, including:
•High specificity to their targets. Like antibodies, Anticalin proteins can bind their targets without binding other molecules, even molecules with very similar chemical structures or amino acid sequences, allowing for more effective treatments through, for example, minimizing off-target effects.
•Tight binding and effective biological activity at their targets. Like antibodies, Anticalin proteins are able to bind their targets at subnanomolar affinities. Anticalin proteins can potentially achieve desirable biological effects by inhibiting an undesired or inducing a desired cell activity by binding to cell-surface receptors or their ligands.
•Scalability for large-scale production. Like antibodies, Anticalin proteins lend themselves to large-scale production, yet can also be produced in a range of expression systems ranging from prokaryotic (bacterial) to eukaryotic (for example, animal and fungal) cells. Anticalin proteins can take advantage of several well-understood and widely-practiced methods of protein production both in small amounts for preclinical testing and at larger scale for clinical trials and commercial production.

While often compared to antibodies, we believe Anticalin proteins offer several advantages over antibodies, including:
•Small size and biophysical stability. Anticalin proteins are small in size and are monomeric. Therefore, we believe Anticalin proteins are generally more stable biophysically than antibodies composed of four polypeptide chains, which will potentially enable unique routes of administration, such as pulmonary delivery. Higher-molecular-weight entities such as antibodies are often too large to be formulated and delivered effectively through these methods. We believe Anticalin proteins will also be less expensive to manufacture than antibodies due to their lower molecular weight and less bulky structure as well as the ability to leverage the prokaryotic-based manufacturing systems, a less costly manufacturing system than mammalian cell-based manufacturing systems, to create them.
•Optimization of half-life. Anticalin proteins can be engineered to have a half-life that is optimal for the indication area and a desired dosing schedule. Antibodies typically have half-lives of two weeks or longer, whereas Anticalin proteins can be engineered to have half-lives from hours to weeks, depending on the half-life extension technology employed, if any. This optionality allows us to exert greater control over the amount of circulating Anticalin protein in the blood and the amount of time such Anticalin proteins circulate in the blood, depending on the underlying biology we are trying to address.
•Platform for higher-order multispecificity and avoidance of cross-linking. Our Anticalin technology allows for monovalent or multivalent target engagement, including multispecificity within a single protein. We believe that a monovalent “backbone” is an advantage in situations where pure antagonism of certain cellular receptors is desired. The dual-binding nature of antibodies, which have two “arms,” can be a disadvantage in cases when the antibodies bind to and cross-link cell-surface receptors. Such cross-linking often leads to undesirable activation of the cells bearing those receptors. Single-action, or monovalent, Anticalin proteins have only a single binding site and by that do not induce cross-linking. Further, when it is called for by the biology we are addressing, we can create multispecific Anticalin proteins that can simultaneously bind (i) two or more different targets or (ii) different epitopes on the same target by genetically linking Anticalin proteins with distinct specificities or by genetic fusion of an Anticalin protein with an antibody. We believe this multispecificity offers advantages in biological settings where binding to multiple targets can enhance the ability of a drug to achieve its desired effects, such as killing cancer cells. Novel Anticalin proteins genetically fused to each other or to existing antibodies for simultaneous target engagement are expressed as a fusion protein without generally compromising on manufacturability.
•Flexible formatting facilitates selection of potent T cell engagers. The molecular architecture of Anticalin proteins as a single polypeptide chain that folds into a stable eight-stranded β-barrel with exposed N- and C-termini, both not part of the binding site, makes them ideal building blocks to generate bispecific and even multispecific fusion proteins offering novel therapeutic modalities. Multispecific Anticalin-based fusion proteins can be used to pursue innovative therapeutic strategies in IO, particularly by addressing the “immunological synapse” that forms at the interface upon contact between an immune cell and a cancer cell. This can drive an efficient activation of tumor-specific T cells in the vicinity of the tumor, thereby avoiding some of the toxicities observed with peripheral T cell activation in healthy tissues. Generally, the formatting flexibility of Anticalin-based biologics offers the ability of modulating valency and geometry of the multispecific compound according to biological needs. For example, Anticalin proteins can be genetically fused to either the N- or C- terminus of the antibody heavy or light chain, thereby resulting in different geometries of the fusion protein with the antibody as well as Anticalin binding sites covering a range of distances with regard to the T cell target on the one hand and the tumor antigen on the other.

Implementation of the Anticalin Platform Technology: Our Drug Candidate Pipeline
Each of our drug candidates is in the early stage of development, and we anticipate that it will likely be several years before any of our drug candidates could be commercialized. The following table summarizes the status of our current drug candidates and programs:
PRS-060/AZD1402 Targeting IL-4Rα in Asthma
PRS-060/AZD1402 is an Anticalin drug candidate targeting IL-4Rα, a cell surface receptor expressed on immune cells in the lung. IL-4Rα is specific for the cytokine IL-4 and the closely related cytokine IL-13, both key drivers of the immune system. PRS-060/AZD1402 is derived from human tear lipocalin, has a 20 pM affinity for human IL-4Rα and has a favorable stability profile. Following the results reported in the “Clinical data” section below, and presented at the American Thoracic Society International Conference in May 2019 and European Respiratory Society International Congress in October 2019, AstraZeneca made preparations for a global phase 2a study of PRS-060/AZD1402. We anticipate the first patient will be dosed in the second quarter of 2021. We believe that PRS-060/AZD1402 represents a first-in-class inhaled biologic targeting IL-4Rα for the treatment of asthma. PRS-060/AZD1402 is being developed in partnership with AstraZeneca, as further described below.
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

In 2016, of the approximately 19 million asthma patients over 12 years of age in the United States, about 41%, or 7.8 million, had moderate-to-severe asthma; of the approximately 47.8 million asthma patients over 12 years of age in Europe, about 45%, or 21.5 million, had moderate-to-severe asthma. About 40% of moderate-to-severe asthma patients have uncontrolled asthma, which amounts to approximately 3.1 million patients with moderate-to-severe uncontrolled asthma in the United States and approximately 8.6 million in Europe according to an analysis prepared by Artisan Healthcare Consulting. There are several biologics approved for moderate-to-severe uncontrolled asthma in the United States and Europe. Omalizumab is an anti-IgE monoclonal antibody marketed by Roche/Genentech and Novartis for moderate-to-severe persistent allergic asthma and chronic idiopathic urticaria; in 2019, Roche/Genentech and Novartis reported total global sales for omalizumab in the amount of $3,407 million. Mepolizumab is an anti-IL5 monoclonal antibody marketed by GlaxoSmithKline, or GSK, for severe eosinophilic asthma; in 2019, GSK reported global sales for mepolizumab in the amount of $1,041 million. Benralizumab is an anti-IL5 receptor monoclonal antibody marketed by AstraZeneca for severe eosinophilic asthma; in 2019 AstraZeneca reported global sales for benralizumab in the amount of $704 million. Dupilumab is an anti-IL4Rα monoclonal antibody marketed by Sanofi/Regeneron for atopic dermatitis and moderate-to-severe uncontrolled asthma; in 2019, Sanofi/Regeneron reported total global sales of dupilumab in the amount of $2,547 million.
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
Beyond omalizumab, there are four approved biologics, or antibodies, for the treatment of asthma. Three target the IL-5 pathway and one targets IL-4Rα. GSK's mepolizumab, which targets IL-5, was approved for severe eosinophilic asthma in adults and children older than 12 in 2015. Teva’s reslizumab, also targeting IL-5, was approved in 2016 and AstraZeneca’s benralizumab, which targets IL-5 receptor alpha, or IL-5Rα, was approved in November 2017.
Dupilumab is an antibody that targets IL-4Rα that is delivered subcutaneously and was approved for the treatment of moderate-to-severe atopic dermatitis in March 2017. In October 2018, Regeneron and its partner Sanofi announced that the FDA had approved dupilumab as “add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma.” In the phase 3 Liberty Asthma Quest study, dupilumab (300 mg every 2 weeks) in the pre-specified high eosinophilic group (eosinophil blood count of ≥ 300 cells/microliter) demonstrated a reduction in annualized rate of severe exacerbations by 67.4% and an improvement in forced expiratory volume in one second, or FEV1, by 0.24L. The Liberty Asthma Venture trial evaluated dupilumab in oral glucocorticoid-dependent severe asthma patients. In the overall population, the percentage of patients that decreased oral corticosteroid use by 50% or more was 80% in the dupilumab group versus 50% for placebo (or a 60% relative reduction), while decreasing the rate of severe exacerbations by 59% and improving FEV1 by 0.22L versus placebo. In the high eosinophilic group, dupilumab decreased the rate of severe exacerbations by 71% and improved FEV1 by 0.32L versus placebo (Rabe et al., 2018).
Advantages to inhalation as a route of administration for PRS-060/AZD1402
We believe that local delivery via inhalation may lead to a better tolerability profile than systemically administered antibodies. Since dosing by inhalation is a common route of administration in asthma patients, it could represent a more convenient dosage regimen for patients than dosing of antibodies by injection. PRS-060/AZD1402 was safe and well tolerated in a SAD phase 1 study, and the drug candidate has been evaluated in a MAD phase 1 study with interim data suggesting that PRS-060/AZD1402 was safe and well tolerated at all doses, led to a statistically significant reduction in FeNO and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO.
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

The chart below shows the duration of PRS-060/AZD1402-mediated inhibition of eotaxin gene expression in lung tissue by a single pulmonary dose in mice:
When we administered IL-13 into the lung of humanized mice (that express human IL-4, IL-13 and IL-4Rα), inflammation was induced as determined by eotaxin expression, which was not inhibited when phosphate buffered saline, or PBS, or human wild type lipocalin was administered into the lung. In contrast to the PBS or wild-type lipocalin administration, increases in eotaxin expression were prevented when PRS-060/AZD1402 was administered into the lung before IL-13. As demonstrated in the above chart, the model showed the inhibitory potential lasts for up to 24 hours after PRS-060/AZD1402 administration. We have also demonstrated that PRS-060/AZD1402 reduces the inflammation associated with antigen challenge in a mouse asthma model. The chart below shows that pre-treatment with PRS-060/AZD1402 reduces the lung levels of the key inflammatory cells’ eosinophils and lymphocytes, a profile that supports the hypothesis that lung delivery of an IL-4Rα antagonist to asthmatics may be viable approach to the treatment of asthma.

Clinical data

PRS-060/AZD1402 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 SAD study; the drug candidate was safe and well-tolerated in the volunteers in that study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well-tolerated when given as a single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). We presented interim data from the PRS060/AZD1402 phase 1 MAD study at the 2019 European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically-significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb). During the treatment period, 30 patients were randomized to receive delivered doses of PRS-060/AZD1402 ranging from 2 mg to 60 mg (5 mg to 150 mg administered through a nebulizer (nominal dose)) twice daily for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals. Statistically significant and pronounced inhibition of FeNO relative to placebo was observed at all doses. When comparing the 20 mg PRS-060/AZD1402 powered cohort (n=12) to placebo, the primary statistical analysis using the emax model demonstrated a 36% relative reduction in FeNO (p-value <0.0001). Systemic target engagement was dose-dependent and closely aligned with systemic exposure of the drug, consistent with results of the phase 1 SAD study. Minimal systemic exposure and target engagement were observed at the 2 mg dose, suggesting that local target engagement by the drug may be sufficient to reduce airway inflammation, as evidenced by FeNO reduction at that 2 mg dose level. In order to further investigate the safety and efficacy profile of PRS-060/AZD1402, the phase 1 MAD study recruited 4 additional cohorts in 2020. The MAD study is now complete, and outcomes are planned to be publicly disclosed in 2021 following completion of the clinical study report. AstraZeneca has received regulatory approval from Australia and Ukraine for a global phase 2a study of PRS-060/AZD1402. Patient screening has begun following a COVID-19-related inventory challenge that we believe has now been resolved. Dosing of the first patient with PRS-060/AZD1402 is expected in the second quarter of 2021. The two-part phase 2a study is evaluating PRS-060/AZD1402, which is being conducted with a dry powder formulation, at up to three dose levels versus placebo. The first part of the study will evaluate PRS-060/AZD1402 in moderate asthmatics controlled on standard-of-care asthma therapy over four weeks to establish the safety and pharmacokinetics of the dry powder formulation. The second part of the study will evaluate efficacy, safety, and pharmacokinetics of PRS-060/AZD1402 in moderate asthmatics uncontrolled on standard-of-care asthma therapy over four weeks with FEV1 improvement as the primary endpoint.
Proprietary Respiratory Platform
We continue to advance several proprietary discovery-stage respiratory programs. We expect to share data and rationale for advancement of one of our proprietary respiratory programs at a medical meeting in 2021.
AstraZeneca Respiratory Collaboration Beyond PRS-060/AZD1402
As further described below, our license and collaboration agreement with AstraZeneca, or the AstraZeneca Collaboration Agreement, includes four programs beyond PRS-060/AZD1402. We retain co-development and co-commercialization rights to two out of those four programs. We have initiated discovery work on all four of the additional development candidates under the collaboration. The targets and disease areas of those four programs are undisclosed.
Cinrebafusp alfa Targeting 4-1BB (CD-137) in Oncology
Cinrebafusp alfa is a bispecific protein targeting the immune receptor 4-1BB and the tumor target HER2. It is generated by genetic fusion of an Anticalin protein specific for 4-1BB to each heavy chain of a variant of a HER2-targeting antibody. The mode of action of this 4-1BB/HER2 bispecific is to promote 4-1BB clustering by bridging 4-1BB-positive T cells with HER2-positive tumor cells, and to thereby provide a potent co-stimulatory signal to tumor antigen-specific T cells. Cinrebafusp alfa is intended to localize 4-1BB activation in the tumor, and to thereby both increase efficacy and reduce systemic toxicity compared to 4-1BB-targeting antibodies being developed by third parties in clinical trials. We initiated a phase 1 dose-escalation study of cinrebafusp alfa in HER2 positive patients in September 2017 and a phase 1 dose-escalation study of cinrebafusp alfa in combination with atezolizumab in HER2 positive patients in August 2018.
Biology of the co-stimulatory immune receptor 4-1BB
4-1BB is a co-stimulatory immune receptor and a member of the tumor necrosis factor receptor, or TNFR, super-family. It is mainly expressed on activated CD4+ and CD8+ T cells, activated B cells, and natural killer, or NK, cells. 4-1BB plays an important role in the regulation of immune responses and thus is a target for cancer immunotherapy. 4-1BB ligand, or 4-1BBL, is the only known natural ligand of 4-1BB and is constitutively expressed on several types of antigen-presenting cells, or APC. 4-1BB-positive T cells are activated by engaging a 4-1BBL-positive cell. The induced 4-1BB clustering leads to activation of the receptor and downstream signaling. In a T cell pre-stimulated by the T cell receptor, or TCR, binding to a cognate major histocompatibility complex, or MHC, target, co-stimulation via 4-1BB leads to further enhanced activation, survival and proliferation, as well as the production of pro-inflammatory cytokines and an improved capacity to kill.
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
Human ex vivo data support the potential of 4-1BB as a co-stimulatory receptor in cancer therapy. It has been reported that for T cells isolated from human tumors, 4-1BB is an effective marker for those that are tumor-reactive. Based on this observation, we believe that 4-1BB targeting can be utilized to improve adoptive T cell therapy, or ACT, by augmenting the expansion and activity of CD8+ melanoma tumor-infiltrating lymphocytes, or TILs.
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
Utomilumab is a humanized IgG2 antibody that binds 4-1BB in a manner that blocks the binding of endogenous 4-1BBL to 4-1BB, and that according to publicly available data is well-tolerated as a monotherapy and in combination with rituximab.
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

We therefore hypothesized that to obtain an ideal 4-1BB-targeting agent, a bispecific molecule should be designed that targets 4-1BB on one end and a differentially expressed tumor target on the other end. A visualization of the general concept is provided in Figure 1, below. HER2/4-1BB bispecific is envisioned to promote 4-1BB clustering by bridging T cells with HER2-positive tumor cells, and to thereby provide a potent co-stimulatory signal to tumor antigen-specific T cells, further enhancing its TCR-mediated activity and leading to tumor destruction.

Figure 1	Concept of co-stimulatory T cell engagement. (A) The elements of the system are a target-positive tumor cell, a T cell with a TCR that is specific for an HLA/peptide combination on the tumor, and a co-stimulatory bispecific. (B) Within a patient’s tumor, tumor-specific T cells are bridged with tumor cells by a co-stimulatory bispecific. The resulting clustering of the co-stimulatory TCR provides a local co-activating signal to the T cell, further enhancing its TCR-mediated activity and leading to tumor destruction. (C) Toxic side effects are expected to be manageable, as target-negative cells do not lead to co-stimulation of T cells due to a lack of target-mediated receptor clustering, and healthy tissue is spared by tumor-costimulated T cells due to the absence of a primary, TCR-mediated signal. Design and Generation of HER2/4-1BB bispecific cinrebafusp alfa.
To obtain a molecule that would work by the mode of action of co-stimulatory T cell engagement, we generated the HER2/4-1BB bispecific cinrebafusp alfa. The molecule consists of two different building blocks binding to the two targets HER2 and 4-1BB. To generate the 4-1BB-specific building block of cinrebafusp alfa, we utilized Anticalin technology. A 4-1BB-binding Anticalin protein was generated based on a re-design of the natural binding pocket of NGAL using mutant Anticalin libraries and a selection and screening process. The resulting 4-1BB targeting Anticalin protein binds human 4-1BB with an affinity of 2 nM as determined by surface plasmon resonance, or SPR, and is capable of co-stimulating human T cells when immobilized on a plastic dish together with an anti-CD3 antibody.
To generate the bivalent HER2/4-1BB bispecific cinrebafusp alfa, we constructed a genetic fusion of a 4-1BB-specific Anticalin protein to the C-terminus of each heavy chain of a HER2-binding antibody, connected by a flexible, non-immunogenic linker.
We utilized a sandwich ELISA experiment to investigate whether cinrebafusp alfa can bind both targets at the same time, which is a necessary prerequisite for the envisioned mode of action of cinrebafusp alfa. The figure below shows that a sigmoid binding curve results from this titration, proving that both targets can indeed be engaged at the same time, fulfilling the key requirement for simultaneous co-stimulatory engagement of T cells by HER2-positive target cells.

Figure 2	Cinrebafusp alfa simultaneous binding to targets HER2 and 4-1BB. Recombinant HER2 was coated on a microtiter plate, followed by titration of cinrebafusp alfa. Subsequently, a constant concentration of biotinylated human 4-1BB was added, which was detected via a peroxidase-conjugated avidin variant.
Mode of action – co-stimulatory T cell activation
We developed a novel T cell activation assay format to investigate whether cinrebafusp alfa is capable of co-stimulating T cells that have received a basic stimulus via the TCR. The assay, visualized in Figure 3 below, is based upon providing the TCR stimulus via an anti-CD3 antibody coated onto the plastic culture dish, while 4-1BB co-stimulation is achieved by tumor-target dependent clustering of 4-1BB on purified T cells.

Figure 3	Visualization of co-stimulatory T cell activation assay. HER2-positive tumor cells are grown overnight on cell culture plates that have been precoated with low amounts of an anti-CD3 antibody to provide a limited primary activation of T cells via the T cell receptor. T cells are added to the wells together with the titrated 4-1BB/HER2 bispecific cinrebafusp alfa, leading to clustering of the co-stimulatory 4-1BB receptor, which in turn results in T cell co-stimulation. T cell co-stimulation is detected by increased supernatant IL-2 and IFN-γ levels in the culture supernatants after continued culture.

There is a clear induction of IL-2 (Figure 4A) and IFN-γ (Figure 4C) with increasing concentrations of cinrebafusp alfa. The fitted EC50 of this effect is similar for both proinflammatory cytokines, with 0.7 nM for IL-2 induction and 0.3 nM for IFN-α induction, respectively. That T cell co-stimulation is indeed, due to the bispecific engagement of T cells and SKBR3 cells, shown by two observations: firstly, the monospecific HER2-targeting antibody does not lead to enhanced T cell activation (average shown as dotted line in Figure A and Figure C), and secondly, disrupting the bispecific interaction with an excess of HER2-targeting antibody abolishes the effect of IL-2 and INF-γ induction almost completely, except at the highest concentrations of cinrebafusp alfa employed (Figure 4B and Figure 4D).

Figure 4	Experimental result of co-stimulatory T cell activation assay. HER2-positive tumor cells were grown overnight on 96-well plates that had been precoated with 0.25 µg/mL anti-CD3 antibody for 1 hour at 37°C. The next day, T cells purified from healthy donor peripheral blood mononuclear cells, or PBMC, were added to the wells together with the titrated 4-1BB/HER2 bispecific cinrebafusp alfa (filled circle) or trastuzumab as a control (dotted line). After three days in culture, IL-2 and IFN-γ, levels in the culture supernatants were measured by an electrochemoluminescence immunoassay. In parallel, the experiment was performed in the presence of an excess of trastuzumab (340 nM) to inhibit the binding of cinrebafusp alfa to the tumor cells, and IL-2 (C) and IFN-γ (D) levels were measured.

Proof of concept data utilizing a humanized SK-OV-3 mouse model demonstrated dose-dependent tumor growth inhibition compared to treatment with the isotype control (Figure 5). It is anticipated that the tumor growth inhibition, or TGI, in this model is predominantly caused by the anti-HER2 activity. The anti-tumor response observed with cinrebafusp alfa was accompanied by a significantly higher tumor infiltration with human lymphocytes (hCD45+). Interestingly, the anti-4-1BB benchmark neither displayed tumor growth inhibition nor enhanced lymphocyte infiltration into tumors compared to isotype. The tras-IgG4 control was also devoid of lymphocyte infiltration into the tumor but displayed a tumor growth inhibition comparable to cinrebafusp alfa. Taken together, these data show that cinrebafusp alfa provided dual activity by both increasing the frequency of TILs by bispecific targeting of CD137 and HER2 as well as mediating direct tumor growth inhibition by the direct, monospecific targeting of HER2.
(A)

(B)

Figure 5	Cinrebafusp alfa activity in mice engrafted with HER2-positive SK-OV-3 cell line and human PBMC. (A) Median of tumor growth. (B) Frequency of CD45+ cells determined by immunohistochemistry of tumors after study end.

Clinical data

We presented interim data from the phase 1 study of cinrebafusp alfa in a late-breaking presentation at the SITC annual meeting in November 2019. At SITC, we reported that cinrebafusp alfa was well tolerated and had a favorable safety profile at all doses and schedules tested, demonstrated anti-tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment in patients, indicative of 4-1BB agonism on T cells. We continue to enroll patients in that study at higher dose cohorts and different dose regimens.

We also reported initial data from a phase 1 escalation study of cinrebafusp alfa in combination with atezolizumab at our R&D day on November 19, 2019. We reported that cinrebafusp alfa in combination with atezolizumab was well tolerated and had a favorable safety profile at all doses tested, demonstrated anti-tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment in patients demonstrating a clinical benefit, indicative of 4-1BB agonism on T cells and a mode of action distinct from atezolizumab alone.

We presented additional interim data from the phase 1 monotherapy study and atezolizumab combination study of cinrebafusp alfa in an oral presentation session at the ESMO Virtual Congress in September 2020. As of the July 2020 cutoff date, 74 patients had been enrolled in the monotherapy study, including 21 additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the SITC 2019 Annual Meeting, and 41 patients had been enrolled in the atezolizumab combination therapy study. In the monotherapy study, out of 33 response-evaluable patients at the time of the data cutoff of July 27, 2020, according to RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), three patients achieved a partial response at the 8 mg/kg Q2W dose (cohort 11b), and stable disease was observed in 13 patients as best response out of 33 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an overall response rate, or ORR, of 12% and a disease control rate, or DCR, of 52%. Additionally, a significant expansion of CD8+ T cells in the tumor microenvironment of responders and a substantial increase of peripheral soluble 4-1BB were observed in the active dose cohorts, suggesting 4-1BB-mediated target engagement. Cinrebafusp alfa also showed an acceptable safety profile at all doses and schedules tested in each clinical study. In the atezolizumab combination trial, seven dose cohorts have been evaluated at a Q3W dosing schedule ranging from 0.05 mg/kg to 8 mg/kg in combination with a fixed 1200 mg dose of atezolizumab. In that trial, under RECIST 1.1, four patients achieved a confirmed partial response at active dose levels. We plan to advance cinrebafusp alfa into a phase 2 study for the treatment of HER2+ gastric cancer in combination with ramucirumab and paclitaxel in 2021.
PRS-344
PRS-344 consists of a PD-L1-targeting antibody and 4-1BB-targeting Anticalin proteins genetically fused to each arm of the C-terminal heavy chain of the antibody.
4-1BB is a co-stimulatory receptor belonging to the TNFR super-family. Clustering of 4-1BB on the surface of T cells leads to T cell activation, proliferation and cytokine secretion. The mode of action of PRS-344 is to promote 4-1BB clustering by bridging 4-1BB-positive T cells with PD-L1-positive tumor cells, and to thereby provide a potent co-stimulatory signal to tumor antigen-specific T cells. PRS-344 is intended to localize 4-1BB activation in the tumor in a PD-L1 dependent manner. PD-L1 is a transmembrane protein belonging to the B7 family and is expressed on a variety of cells including T cells, B cells, epithelial cells and vascular endothelial cells. Most importantly, PD-L1 is found at high levels on tumor cells of several cancer types including but not limited to melanoma, lung, bladder, colon and breast cancer. Binding of PD-L1 to its receptor PD-1 leads to exhaustion of tumor-infiltrating T cells. PRS-344 blocks the PD-1/PD-L1 interaction and thus is capable of reversing T cell exhaustion in the tumor microenvironment. Preclinical data shows that the synergistic effect observed by targeting PD-L1 and 4-1BB simultaneously is stronger with PRS-344 than with the combination of anti-PD-L1 and anti-4-1BB antibodies.

Figure 1	The combination of anti-PD-L1 benchmark and anti-4-1BB benchmark demonstrates the strong synergistic effect of T cell co-stimulation and checkpoint blockade in T cell activation. With PRS-344, this synergistic effect is massively increased.

Together with our partner Servier, we are completing CMC activities associated with the scale-up manufacture of the drug-product, while preparing for an IND/CTA submission in 2021. This first-in-human study will consist of evaluating the safety and tolerability profile of PRS-344 and determining its maximum tolerated dose, or MTD, and/or the recommended phase 2 dose, or RP2D, in patients with solid tumors. In addition, the PK profile as well as pharmacodynamic effects of the PRS-344 will be characterized in the study. Any initial signs of anti-tumoral activity will be correlated to safety and PK and further explored in expansion cohorts.

IO Market with respect to cinrebafusp alfa and PRS-344
In 2020, there were approximately 1.807 million estimated new cancer cases in the United States (NCI Surveillance, Epidemiology, and End Results Program) and approximately 19.3 million cancer cases worldwide (IARC GLOBOCAN 2020). The direct medical cost for cancer in the United States in 2015 was estimated to be approximately $80.2 billion by the Agency for Healthcare research and Quality, or the AHRQ.

Checkpoint inhibitors such as PD-1 and CTLA4-targeting antibodies have revolutionized the way certain cancers are treated and in 2018 the Noble Prize in Medicine was awarded to Dr. James Allison and Dr. Tasuku Honjo for their discovery of CTLA-4 and PD-1-targeting antibodies, respectively. By the end of 2018 a total of six anti-PD-1 or PD-L1 monoclonal antibodies and one CTLA4 targeting antibody have been approved in the United States. Global sales in 2018 for these seven checkpoint inhibitors exceeded $16 billion. In addition, other than the six anti-PD-1 or PD-L1 monoclonal antibodies approved in the United States, four other anti-PD-1 monoclonal antibodies had been approved in China by the end of 2019 and additional anti-PD-1 or PD-L1 monoclonal antibodies have filed for approval in both the United States and China. The majority of the global sales of checkpoint inhibitors comes from two anti-PD-1 monoclonal antibodies: pembrolizumab marketed by Merck & Co and nivolumab marketed by Bristol-Myers Squibb. In 2019, Merck & Co reported sales of $11.084 billion for pembrolizumab and Bristol-Myers Squibb reported sales of $7.204 billion for nivolumab.
Other IO Programs
Current antibody-based therapies targeting tumor cell destruction or immune activation are hampered by, among other factors, low response rates and the induction of immune-related adverse events. Our IO pipeline beyond cinrebafusp alfa and PRS-344 is designed to target checkpoint proteins or, like cinrebafusp alfa, co-stimulatory proteins. These programs consist of a variety of multifunctional biotherapeutics that can encompass a fusion of antibodies with Anticalin proteins or two or more Anticalin proteins to each other. These combined molecules have the potential to build upon current therapies by modifying or regulating one or more immune functions on a single fusion protein, thereby having the potential to elevate immune responses within a tumor microenvironment. We believe that a tethered Anticalin protein directed at checkpoint or co-stimulatory targets can preferentially activate the immune system at the site of the tumor microenvironment thus providing efficacy with enhanced therapeutic index. We believe that these bispecific constructs represent a “platform within a product” opportunity in IO since it may be possible to apply a single combined Anticalin-antibody molecule in a number of different cancers. This belief is based on the shared underlying biology such as checkpoint and co-stimulatory biology found within tumors arising in different organs.
Servier Collaboration Beyond PRS-344

In February 2020, we and Servier agreed to extend the research term of the three programs in development beyond PRS-344 for one year. This research extension includes reimbursement for Pieris’ internal efforts and an extension of the research license. As part of the expiration of the initial research term, the option to expand the collaboration beyond the initial five committed programs also expired. In March 2020, Servier notified us of its decision to discontinue co-development of two earlier preclinical stage programs for strategic reasons based upon an extensive portfolio review. The discontinuation of these two programs decreased the potential milestone payments we could receive in the future. In February 2021, the research term was extended again for another 12 months.

Given the discontinuation of the two preclinical stage programs in March 2020, and as further described below, our Servier Collaboration Agreement includes one additional program beyond PRS-344, PRS-352. We retain co-development and co-commercialization rights to only PRS-344. PRS-352 is a preclinical-stage program within the Servier alliance addressing undisclosed targets in IO. We have successfully completed non-GLP preclinical work in 2020 and PRS-352 is currently under further development at Servier.
Seagen Collaboration
In addition, our collaboration with Seagen to discover and develop Anticalin-based tumor-targeted bispecific therapeutics in IO includes up to three programs. We retain a co-development and co-commercialization option for one of these three programs.

We achieved a key development milestone for one of the programs in the Seagen collaboration in 2020, a bispecific tumor-targeted costimulatory agonist, triggering a $5 million payment. We have handed the program over to Seagen, which is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the achieved milestone further validates our approach and leadership in immuno-oncology bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa.

In March 2021, Seagen made a $13.0 million equity investment in Pieris as part of an ongoing collaboration between the companies. Additionally, the companies have entered into a clinical trial and supply agreement to evaluate the safety and efficacy of combining Pieris' cinrebafusp alfa with Seagen's tucatinib, a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of the upcoming phase 2 study to be conducted by Pieris. The companies have also amended their existing immuno-oncology collaboration whereby Pieris' option to co-develop and co-commercialize the second of three programs in the collaboration has been converted to a co-promotion option in the United States.
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

The acquisition or licensing of pharmaceutical products is also very competitive, and a number of more established companies, some of which have acknowledged strategies to license or acquire products and many of which are bigger, have more institutional experience and have greater cash flows than us, may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product licenses and/or acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines, which may provide those companies with an even greater competitive advantage.
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
In addition, our competitors may have a variety of drugs in development or awaiting market approval that could reach the market and become established before we have a product to sell. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small molecule drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:

•identifying and validating targets;
•screening compounds against targets;
•performing preclinical and clinical trials of potential pharmaceutical products; and
•obtaining regulatory approval.
In addition, many of our competitors and their collaborators have substantially greater advantages in the following areas:

•capital resources;
•research and development resources;
•manufacturing expertise and capabilities; and
•sales and marketing capabilities.
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
PRS-060/AZD1402

Like PRS-060/AZD1402, new developments for the treatment of uncontrolled moderate to severe asthma patients mainly include drug candidates targeting the Th2 pathway by interfering with IL-4/IL-13, IL-5, IL-33, TSLP or CRTH2. Such agents include mepolizumab (GSK, IL-5), reslizumab (Teva, IL-5), benralizumab (AstraZeneca, IL-5Rα), tezepelumab (Amgen/AstraZeneca, TSLP), etokimab (AnaptysBio, IL-33) and REGN-3500/SAR-440340 (Regeneron/Sanofi, IL-33). These drugs are in later clinical development than PRS-060/AZD1402 (tezepelumab, etokimab and REGN-3500/SAR-440340), or have been approved (mepolizumab, reslizumab, benralizumab) for severe eosinophilic asthma. Dupilumab (Sanofi/Regeneron, IL-4Rα) has been approved for severe to moderate asthma; the antibody omalizumab, directed against IgE, is also approved and marketed for the treatment of uncontrolled, moderate to severe asthma patients. However, in contrast to PRS-060/AZD1402, these antibodies are given to patients through injection and distribute systemically through the blood stream. CSJ117 (Novartis), an inhaled Fab fragment that targets TSLP, is currently in phase 2 clinical development. There are a number of other companies presently marketing or developing other therapies for asthmatic patients.
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
The first checkpoint inhibitor targeting CTLA-4, ipilimumab, was approved for the treatment of melanoma patients in 2011 and is being marketed by Bristol-Myers Squibb. Nivolumab from Bristol-Myers Squibb was approved for the treatment of melanoma in 2014 as the first PD-1 inhibitor. Pembrolizumab from Merck & Co was the second PD-1 inhibitor to be approved and the first one in the United States. In addition to nivolumab and pembrolizumab, there are multiple approved checkpoint inhibitors targeting the PD-1/PD-L1 pathway, for example, those from Roche, AstraZeneca, Pfizer and Merck KGaA.
Additionally, a number of other companies, such as Amgen, Affimed, Macrogenics, F-star, Molecular Partners, Xencor, Immunocore and Zymeworks, also pursue other multispecific approaches in oncology, in which such therapies are in clinical or preclinical development.
Cinrebafusp alfa
Cinrebafusp alfa is bispecific Anticalin-antibody fusion protein targeting 4-1BB and HER2. Cinrebafusp alfa has a bifunctional proposed mode of action. It is designed to both promote 4-1BB clustering by bridging 4-1BB-positive T cells with HER2-positive tumor cells, and to thereby provide a co-stimulatory signal to tumor antigen-specific T cells and inhibit HER2 signaling. Other drug candidates targeting the co-stimulatory receptor 4-1BB include urelumab, which was being developed by Bristol-Myers Squibb, and utomilumab, which is being developed by Pfizer, and is currently in clinical development (Trialtrove, December 10, 2020), among others. In the HER2-positive space, several companies are active with approved clinical and preclinical drugs candidates. The most prominent company is Roche, having three approved drugs on the market through its subsidiary Genentech. The first drug from Roche targeting HER2 is trastuzumab, which has been marketed for treatment of breast cancer patients since 1998 and for gastric cancer patients since 2010. The two other drugs are pertuzumab and ado-trastuzumab emtansine which both are marketed for breast cancer patients. In addition to cinrebafusp alfa, there are also other HER2 targeting drug candidates in clinical development designed to induce an immune response by bridging HER2-positive tumor cell with immune cells, for example, GBR 1302, a bispecific antibody targeting HER2 and CD3, from Glenmark, or NJH-395, an immune stimulating antibody conjugate targeting HER2 and TLR7/8, from Novartis (Pharmaprojects, December 10, 2020).
Further trials with cinrebafusp alfa are being planned in gastric cancer this year. Trastuzumab in combination with cisplatin and 5-FU, or capecitabine, is currently standard of care for 1st line HER2+ metastatic gastric, or GEJ adenocarcinoma. Other drug candidates or novel combinations being developed in HER2+ cancer include pembrolizumab in combination with trastuzumab and chemotherapy (Merck & Co, KEYNOTE-811), trastuzumab deruxtecan (Daiichi Sankyo/AstraZeneca, DESTINY-Gastric01, -Gastric02 and -Gastric03), margetuximab in combination with a checkpoint inhibitor, with or without chemotherapy (MacroGenics, MAHOGANY) and ZW25 (Zymeworks), among others. There are also other non-HER2 targeted drug candidates or combinations being developed more broadly, which may or may not overlap with drug candidates being developed in a HER2+ patient population.

One company has publicly disclosed a competitor HER2 and 4-1BB bispecific program. MacroGenics presented data on a HER2 and 4-1BB bispecific during their R&D day on December 13th, 2016. In addition to MacroGenics, other companies have also disclosed 4-1BB-based bispecific drug candidates. Roche and Molecular Partners have both presented data on bispecific drug candidates targeting fibroblast activation protein, or FAP, and 4-1BB. Alligator Bioscience, together with Aptevo Therapeutics, have disclosed a 4-1BB-based bispecific drug candidate targeting 5T4. However, depending on the tumor target, it may not constitute direct competition to cinrebafusp alfa if there is no overlap in expression with HER2.
PRS-344
PRS-344 is bispecific Anticalin-antibody fusion protein targeting 4-1BB and PD-L1. Similar to cinrebafusp alfa, PRS-344 is designed to promote 4-1BB clustering by bridging 4-1BB-positive T cells with, in the case of PRS-344, PD-L1-positive tumor cells, and to thereby provide a co-stimulatory signal to tumor antigen-specific T cells. Furthermore, the direct PD-L1- targeting activity of PRS-344 may provide an additional therapeutic benefit by checkpoint blockade. Multiple companies have publicly disclosed competing 4-1BB and PD-L1 bispecific programs, including, for example, Genmab in collaboration with BioNTech (GEN1046), Incyte in collaboration with Merus (MCLA-145), Inhibrx in collaboration with Elpiscience (INBRX-105), F-star (FS-222), MacroGenics and Numab in collaboration with CStone (NM21-1480). GEN1046, MCLA-145, INBRX-105, NM21-1480 and FS-222 are currently in clinical development.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely and expect to continue to rely on third-party contract manufacturer organizations, or CMOs, for the manufacture of our drug candidates for larger scale preclinical and clinical testing, as well as for commercial quantities of any drug candidates that are approved.
We currently rely on multiple CMOs for all of our clinical supplies, including drug substances and finished drug products, and label and packaging for our preclinical research and clinical trials, including the phase 1 and 2 studies for PRS-060/AZD1402, the phase 1 and planned phase 2 studies for cinrebafusp alfa and the planned phase 1 study for PRS-344.
We believe that we will be able to contract with other CMOs to obtain drug substances if our existing sources of drug substances were no longer available or sufficient, but there is no assurance that the drug substances would be available from other CMOs on acceptable terms, on the timeframe that our business would require or at all. We do not have supply commitments or other arrangements in place with our existing CMOs. We also do not currently have arrangements in place for redundant supply of bulk drug substance. We have also experienced reduced capacity offered by CMOs due to the COVID-19 pandemic.
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
We believe that PRS-060/AZD1402, cinrebafusp alfa and PRS-344 and our other Anticalin-branded drug candidates can be manufactured in reliable and reproducible biologic processes from readily available starting materials. PRS-060/AZD1402 is produced using a bacterial expression system similar to those that have been used in the past for the production of other proteins and which systems are widely used in the industry. Cinrebafusp alfa and PRS-344 are produced using mammalian expression systems similar to those systems that are widely used in the industry for the production of antibodies. We believe that the manufacturing process is amenable to scale-up and will not require unusual or expensive equipment. We expect to continue to develop, on our own or with our collaborators, drug candidates that can be produced cost-effectively at contract manufacturing facilities.
Intellectual Property and Exclusivity
Our commercial success depends in part on our ability to obtain and maintain exclusivity of our proprietary Anticalin technologies through intellectual property protection for our drug candidates, libraries of different protein scaffolds and consensus sequences, the fundamental Anticalin platform technology, including novel therapeutic and diagnostic discoveries, as well as other proprietary know-how and trade secrets, and to operate without infringing on the intellectual property rights of others.
We seek to protect our exclusive position of Anticalin technologies by, among other means, prosecuting our own international, U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We have established intellectual property protection in relation to our Anticalin technologies in key global markets, including in North America, Europe and Asia. We also rely on trade secrets for confidential know-how, which we generally seek to protect through contractual (for example, confidentiality) agreements with employees and third parties.
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
We own, or are the exclusive licensee of, a patent portfolio consisting of several issued U.S. patents, and their respective counterparts in a number of foreign jurisdictions, including pending patent applications under the Patent Cooperation Treaty, pending U.S. patent applications and corresponding pending patent applications in a number of foreign jurisdictions as well as pending provisional patent applications, as described in further detail below.
In applicable jurisdictions, we will seek patent term extensions for certain issued patents of ours, including the patent term adjustment period in the United States. If we obtain marketing approval for our drug candidates in the United States or certain jurisdictions outside of the United States, we may be eligible for regulatory protection, such as 12 years of data exclusivity for new biological entities in the United States and as mentioned below, up to five years of patent term extension potentially available in the United States, eight to 11 years of data and marketing exclusivity potentially available for new drugs in the European Union, up to five years of patent extension in Europe (supplemental protection certificate) and eight years of data exclusivity potentially available in Japan. There can be no assurance that we will qualify for any such regulatory exclusivity or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation.”
We hold issued patents and pending patent applications in the United States and other foreign jurisdictions, which patents are related to libraries of different scaffolds and consensus sequences such as human apolipoprotein D, human NGAL and human tear lipocalin, and are expected to expire between 2020 and 2030, subject to any patent term adjustments and terminal disclaimers in the United States. We also own a number of patents and patent applications at various stages of prosecution directed towards compositions of matter and in some cases, formulations or methods of use, of our preclinical and clinical drug candidates. Where possible, we will pursue patent term adjustments in the United States and any applicable foreign jurisdictions.
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
We hold a number of issued patents and pending patent applications in the United States and foreign jurisdictions directed to newly-discovered or improved scaffold libraries of lipocalin muteins, compounds derived therefrom (i.e., specific drug candidates) or the uses of such compounds to treat, prevent and mitigate certain diseases and conditions whose pathological development involve the targets of interest as well as to diagnose, prognose and select treatments for the diseases and conditions. We would expect that these patents and any patents that may issue from pending applications would likely expire between 2029 and 2040 without taking into account possible patent term adjustments or other extensions. However, any and all of these pending patent applications may not result in issued patents, and not all issued patents may be maintained in force for their entire term. We are actively pursuing intellectual property protection for our IO drug candidates in key global markets that, if granted, could expire as late as 2040 or later depending on the date of the filing of such patent applications.

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
Strategic Partnerships and Other License Agreements
Since 2007, we have entered into several strategic partnerships and other license or option agreements to complement our drug discovery and development. Specifically, we have entered into strategic partnerships with Servier, AstraZeneca and Seagen, or collectively, the Strategic Partnerships, and other non-strategic license agreements or collectively, the License Agreements. Under the Strategic Partnerships and License Agreements, we have developed and conducted or will develop and conduct selection and screening of drug candidates, as well as in vitro potency and efficacy testing, using our Anticalin-brand drug discovery platform, our Anticalin libraries and other proprietary methods to generate, identify and characterize drug candidates against certain biological targets associated with several diseases. The Strategic Partnerships have provided us with approximately $127.1 million in cash from upfront and milestone payments through December 31, 2020. With respect to discontinued agreements, we have no ongoing performance obligations and do not expect to receive any significant additional consideration pursuant to those agreements.
Under our ongoing Strategic Partnerships and License Agreements, our partners are obligated to use commercially reasonable efforts to develop and commercialize drug candidates identified in the course of the collaboration. We are entitled to receive from our partners’ research, development and regulatory milestone payments and, in some cases, including in the Servier, AstraZeneca and Seagen collaborations, royalties on net sales for products developed and commercialized under these collaborations. With respect to our Strategic Partnerships, we have commercial rights, including the option to co-develop or co-commercialize one or more therapeutic programs with the applicable partners. We plan to continue to actively seek out additional collaboration partners that fit within our corporate development strategy.
The Strategic Partnerships represent our cornerstone collaborations in our key therapeutic areas of respiratory diseases and IO and include co-development and co-commercialization options. Certain terms and conditions of these Strategic Partnerships are summarized below.
Our collaboration with AstraZeneca
On May 2, 2017, we entered into the AstraZeneca Collaboration Agreement and a Non-exclusive Anticalin Platform Technology License Agreement with AstraZeneca, or the AstraZeneca Platform License, collectively referred to as the AstraZeneca Agreements, which became effective on June 10, 2017, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the AstraZeneca Agreements the parties will advance several novel inhaled Anticalin proteins. On March 29, 2021, we entered into the first amendment to the Non-exclusive Anticalin Platform License Agreement dated May 2, 2017 and the second amendment to the License and Collaboration Agreement dated May 2, 2017. Under the amendments, the parties agreed to restructure certain commercial economics for the AZD1402/PRS-060 program by adjusting various milestones and royalty provisions, while fundamentally maintaining the overall value split between AstraZeneca and the Company. In connection with the amendments, we entered into a Subscription Agreement pursuant to which we have agreed to issue to AstraZeneca, 3,584,230 shares of our common stock for a total purchase price of $10.0 million in a private placement transaction.

Under the AstraZeneca Agreements, we received an upfront, non-refundable payment of $45.0 million. In addition, we initiated a phase 1 study for PRS-060/AZD1402, or the AstraZeneca Lead Product, in December 2017 for which we received a $12.5 million milestone payment. In March 2021, we achieved a $13.0 million milestone in connection with the initiation of the phase 2a study for this program. We are also eligible to receive research, development, commercial and sales milestone payments and royalty payments. The total potential milestones, as of December 31, 2020, are categorized as follows: research, development and commercial milestones up to $1.1 billion and sales milestones up to $1.0 billion. We may receive tiered royalties on sales of potential products commercialized by AstraZeneca and for co-developed products and gross margin share of worldwide sales, depending on our level of committed investment.
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
Our collaboration with Servier
On January 4, 2017, we entered into the Servier Collaboration Agreement and a non-exclusive Anticalin platform license agreement with Servier, or the Servier Platform License, collectively referred to as the Servier Agreements. Pursuant to the terms of the Servier Agreements, we, along with Servier, initially pursued five bispecific therapeutic programs. In September 2019, Servier notified the Company of its decision to discontinue co-development of PRS-332, a PD-1-LAG-3 bispecific that served as the initial development program under the Pieris-Servier alliance, for strategic reasons. After having conducted an extensive portfolio review, Servier decided in March 2020 to focus on continued and accelerated development of the two most advanced programs, PRS-344 and PRS-352, and to discontinue development of two earlier-stage programs in the collaboration.
Under the Servier Agreements, we received an upfront payment of €30.0 million (approximately $32.0 million) and have achieved two preclinical milestones related to PRS-344. We may also receive additional development-dependent and commercial milestone payments for each program. The total development, regulatory and sales-based milestone payments to us, as of December 31, 2020, could exceed €381.0 million during the life of the collaboration and are dependent on the final number of projects pursued and the number of co-development options exercised by us. We will share preclinical and clinical development costs for each co-developed program with Servier. In addition, we will be entitled to receive tiered royalties up to low double digits on the sales of commercialized products in the Servier territories.
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
Our collaboration with Seagen
On February 8, 2018, we entered into the Seagen Collaboration Agreement and a non-exclusive Anticalin platform technology license agreement with Seagen, or the Seagen Platform License, collectively referred to as the Seagen Agreements, pursuant to which the parties will develop multiple targeted bispecific IO treatments for solid tumors and blood cancers.

Under the terms of the Seagen Agreements, Seagen paid us a $30 million upfront fee and will pay tiered royalties on net sales up to the low double-digits. Additionally, Seagen will pay us up to $1.2 billion in total success-based payments, as of December 31, 2020, across three product candidates. The companies will pursue multiple antibody-Anticalin fusion proteins during a research phase, and Seagen has the option to select up to three therapeutic programs for further development. On March 25, 2021 we announced an amendment to the Seagen Collaboration Agreement whereby our option to co-develop and co-commercialize the second of three programs in the collaboration was converted to a co-promotion option in the United States, with Seagen solely responsible for the development and overall commercialization of that program. We will be entitled to increased royalties in the event that we choose to exercise the co-promotion option for that program. As a result of this amendment, Seagen will solely develop, fund and commercialize all three programs. Seagen may also decide to select additional candidates from the initial research phase for further development in return for the payment to us of additional fees, milestone payments and royalties.

The term of each of the Seagen Agreements ends upon the expiration of all of Seagen’s payment obligations under such Seagen Agreement. The Seagen Collaboration Agreement may be terminated by Seagen on a product-by-product basis for convenience beginning 12 months after its effective date upon 90 days’ notice or, for any program where a pivotal study has been initiated, upon 180 days’ notice. Any program may be terminated at Seagen’s option. If any program is terminated by Seagen after a pre-defined pre-clinical stage, we will have full rights to continue such program. If any program is terminated by Seagen prior to such pre-defined pre-clinical stage, we will have the right to continue to develop such program but will be obligated to offer a co-development option to Seagen for such program. The Seagen Collaboration Agreement may also be terminated by Seagen or us for an uncured material breach by the other party upon 90 days’ notice, subject to extension for an additional 90 days if the material breach relates to diligence obligations and subject, in all cases, to dispute resolution procedures. The Seagen Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances, including for reasons of safety, be terminated on a product-by-product basis. Each party may also terminate the Seagen Agreements if the other party challenges the validity of any patents licensed under the Seagen Agreements, subject to certain exceptions. The Seagen Platform License will terminate upon termination of the Seagen Collaboration Agreement, whether in its entirety or on a product-by-product basis.

In June 2020, we and Seagen entered into amendments to the Seagen Agreements, or together, the Amendment. The Amendment extended the deadline for Seagen to nominate a second and third antibody target and triggered a $5.0 million milestone payment due from Seagen as Seagen made a go decision on the first antibody target.
In addition to the March 2021 second amendment to the Seagen Collaboration Agreement, we entered into a clinical trial and supply agreement with Seagen to evaluate the safety and efficacy of combining our cinrebafusp alfa with Seagen’s TUKYSA® (tucatinib), a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of an upcoming phase 2 study. Finally, as part of this transaction, we entered into a subscription agreement pursuant to which we agreed to issue to Seagen 3,706,174 shares of our common stock for a total purchase price of $13.0 million, or $3.51 per share, in a private placement transaction.

Our License Agreements are older than our Strategic Partnerships and relate to non-strategic therapeutic areas, or do not provide us with co-development and co-commercialization rights. A brief summary of certain terms of selected License Agreements are provided below.
Our collaboration with Lilly
On August 10, 2020, we entered into a Clinical Trial Collaboration and Supply Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which we and Lilly will collaborate on a phase 2 clinical study, or the Study, to determine the safety and efficacy of our cinrebafusp alfa in combination with the standard of care regimen for the second-line treatment of advanced or metastatic gastric cancer, ramucirumab (CYRAMZA®) and paclitaxel for the second-line treatment of HER2+ gastric cancer.

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

The Lilly Agreement will expire upon completion of the parties’ contractual obligations. The Lilly Agreement may also be terminated (a) by either party for an uncured material breach by the other party upon 60 days’ notice, subject to a reasonable extension if such material breach requires more than 60 days to cure; (b) by either party in the event that the Study unreasonably affects patient safety, provided that the terminating party promptly notifies the other party and the other party is given the opportunity to propose modifications to the Study to address the safety issues; (c) by either party, following 15 days’ written notice, if regulatory action is taken preventing the terminating party from providing its compound or if the terminating party decides to discontinue development of its compound; (d) by either party, immediately upon written notice to the other party for breach by the other party of its material obligations under certain sections of the Lilly Agreement, or breach of certain of the other party’s representations and warranties; and (e) by Lilly in the event of certain safety concerns related to the use of ramucirumab in the Study.
Our ASKA Option Agreement
On February 27, 2017, we entered into an exclusive option agreement, or the ASKA Option Agreement, with ASKA Pharmaceutical Co., Ltd., or ASKA, an exclusive option to license development and commercial rights to our anemia drug, PRS-080, in Japan, South Korea and certain other Asian markets following completion of a multi-dose phase 2a study to be conducted by us in dialysis-dependent anemia patients. On January 20, 2020, ASKA notified us that it does not intend to exercise its option to obtain an exclusive license to develop and commercialize the PRS-080. ASKA’s decision was based on a strategic portfolio review as well as certain commercial considerations. The term of the ASKA Option Agreement ended as of the date of ASKA’s notification of its decision not to exercise its option rights. In view of the Company’s strategic focus on IO and respiratory diseases, including the continued development of cinrebafusp alfa, PRS-344 and PRS-060/AZD1402, the Company does not intend to continue the development of PRS-080.

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

Pieris and TUM initiated discussions in the second quarter of 2018 to clarify, expand and restructure the TUM License, including the parties’ obligations under such license agreement. The parties’ discussions relate to revised commercial terms and to re-initiating additional collaborations between faculty at TUM and Pieris. While an amended and restated license agreement has not yet been completed, we intend to enter into such an amendment. These discussions may also lead to an increase in our collaborative research activities with TUM.
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
U.S. Government regulation of drug and biological products
In the United States, the FDA regulates human drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and in the case of biologics, also under the Public Health Service Act, or the PHSA, and their implementing regulations. Failure to comply with the applicable U.S. requirements may subject an applicant to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, or NDAs, or biologics license applications, or BLAs, or the agency’s issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices regulations or other applicable regulations;
•submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, current good clinical practices, or cGCPs, and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
•submission to the FDA of an NDA or BLA for marketing approval, including payment of application user fees;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug or biologic is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the product's identity, strength, quality and purity;
•potential FDA audit of the clinical trial sites to assure compliance with cGCPs and the integrity of the clinical data submitted in support of the NDA or BLA; and
•FDA review and approval of the NDA or BLA, including satisfactory completion of an FDA advisory committee review of the product candidate, where appropriate or if applicable, prior to any commercial marketing or sale of the product in the United States.
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
Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
•Phase 1: The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2: This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3: Clinical trials are undertaken with an expanded patient population to further evaluate dosage, clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

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
Accelerated approval pathway
In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval from the FDA and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on IMM or other clinical endpoint, and the product may be subject to expedited withdrawal procedures. Drugs and biologics granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval when the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate long-term clinical benefit of a drug.
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
Reference product exclusivity for biological products
In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. A federal district court ruling in Texas in 2018 struck down the Affordable Care Act in its entirety based on constitutionality, and in December 2019 the Fifth Circuit Court of Appeals upheld the lower court’s finding that the individual mandate in the law is unconstitutional. However, the Fifth Circuit also reversed and remanded the case to the district court to determine if other reforms enacted as part of the Affordable Care Act but not specifically related to the individual mandate or health insurance, including the BPCIA, could be severed from the rest of the Affordable Care Act so as not to be declared invalid. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business. To date, the FDA has approved a number of biosimilars, and numerous biosimilars have been approved in Europe. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.
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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our product candidates must meet cGMP requirements and satisfy the FDA or comparable foreign regulatory authorities’ satisfaction before any product is approved and our commercial products can be manufactured. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. Future inspections by the FDA and other regulatory agencies may identify compliance issues at the facilities of our CMOs that may disrupt production or distribution or require substantial resources to correct. In addition, the discovery of conditions that violate these rules, including failure to conform to cGMPs, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including voluntary recall and regulatory sanctions as described below.
Once an approval or clearance of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs/BLAs or supplements to approved NDAs/BLAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products;
•injunctions or the imposition of civil or criminal penalties; and
•consent decrees, corporate integrity agreements, debarment or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Most recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers over a 10‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.
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
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and it is anticipated to come into application in late 2020 or early 2021. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
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
•Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.
•Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.
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
The ten-year market exclusivity in the European Union may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if:
•the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior;
•the applicant consents to a second orphan medicinal product application; or
•the applicant cannot supply enough orphan medicinal product.
PRIME designation
The EMA grants access to the Priority Medicines, or PRIME, program to investigational medicines for which it determines there to be preliminary data available showing the potential to address an unmet medical need and bring a major therapeutic advantage to patients. As part of the program, the EMA provides early and enhanced dialogue and support to optimize the development of eligible medicines and speed up their evaluation, aiming to bring promising treatments to patients sooner.
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
•the federal anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;
•the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare or Medicaid to report, on an annual basis, to the Department of Health and Human Services information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests;
•the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations pertaining to our financial relationships and interactions with foreign government officials, which prohibit U.S. companies and their employees, officers and representatives from paying, offering to pay, promising or authorizing the payment of anything of value to any foreign government official (including, potentially, healthcare professionals in countries in which we operate or may sell our products), government staff member, political party or political candidate to obtain or retain business or to otherwise seek favorable treatment; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by nongovernmental third-party payors, including private insurers.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. The current Presidential administration and members of the U.S. Congress have indicated that they may continue to seek to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act. For example, the Tax Cuts and Jobs Acts was enacted in 2017, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance. As noted above, a 2018 federal district court ruling struck down the Affordable Care Act in its entirety, although in 2019, the Fifth Circuit Court of Appeals limited this ruling to the individual mandate and remanded the case to the district court to determine if other reforms not specifically related to the individual mandate or health insurance could be severed from the rest of the Affordable Care Act. It is unclear how this decision, subsequent appeals including potentially to the U.S. Supreme Court, and other efforts to repeal and replace the Affordable Care Act will affect the implementation of that law and our business.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that affect health care expenditures. There has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biologic products. Notably, on December 20, 2019, former President Trump signed the

Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

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
Rule 12b-2 of the Exchange Act establishes a class of company called a “smaller reporting company,” which effective September 10, 2018, was amended to include companies with a public float of less than $250 million as of the last business day of their most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available. For the year ended December 31, 2020, we qualify as a smaller reporting company.
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
Headcount Data
As of December 31, 2020, we had 111 full-time employees and 12 permanent part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our corporate headquarters is located in Boston, MA and our R&D facility is located in Hallbergmoos, Germany. As such, 18, or 14.6%, of our employees were located in the United States and 105, or 85.4%, of our employees were located in Germany. We also utilize the services of consultants, clinical research organizations and other third parties on a regular basis from locations across the world.
Corporate Values and Ethics
We strongly believe that our success depends on all of our employees identifying with our company’s purpose and understanding how their work contributes to the Company’s overall strategy. To this end, we engaged in an inclusive all-company process to develop our company purpose, vision, mission and values.
“Improving Lives” has been defined as the purpose of Pieris
Our corporate culture and values, along with our employees are the most valuable assets of the Company. These values, which are the foundation of our Company culture, are:
•Passion,
•Integrity,
•Excellence,
•Responsibility,
•Innovation, and
•Spirit of Collaboration.
These values form part of our goal setting and review process to ensure accountability to these values at all levels. Annual anonymous engagement surveys ensure that we can assess our company culture against expectations and intentions. In order to further ensure we live our values and our culture stays unique and strong, our Board of Directors and executive management team put significant focus on our human capital resources.
We utilize a variety of channels to facilitate open and direct communication, including: (i) monthly all-hands staff meetings, (ii) regular open learning forums to promote peer learning or town hall meetings with executives; (iii) regular ongoing update communications; and (iv) employee surveys beyond the annual engagement survey referenced above on an as-needed basis.
Employee Compensation and Benefits
Our compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:
•We provide employee base salaries that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
•To foster a stronger sense of ownership and align the interests of employees with those of our shareholders, we offer both a stock option program and employee stock purchase program to eligible employees under our broad-based equity incentive plans.
•We engage nationally and internationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry.
•Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.
•All employees are eligible for health insurance, paid and unpaid leaves, retirement benefits and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, flexible working arrangements, paid parental leave, health programs and onsite food and drink. We aim to provide location-specific attractive benefits packages in all of our locations. We pursue a shared compensation and benefits philosophy and have implemented size and phase-appropriate solutions for each country.
Diversity and Inclusion
Ingrained in our culture is the philosophy that each individual offers diverse perspectives, backgrounds and experiences that create great outcomes when we are united as a team. We respect our people and embrace our differences. We welcome everyone and value the ideas generated by our collective uniqueness. We aspire that all of our teammates reach their full potential and we encourage them to be confident in their differences. As of December 31, 2020, approximately 62% of our global workforce was female and 47% of our employees in managerial or supervisory roles were female.
Employee Development and Training
We invest significant resources in developing and retaining the talent needed to achieve our business goals. To support our employees in reaching their full potential, we offer internal and promote external learning and development opportunities. Education assistance is offered to financially support employees who seek to expand their knowledge and skill base.
Response to COVID-19
Beginning in March 2020, we have supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure and behavior modification and enforcement effort, with the main objective to keep our laboratories in operation while protecting our employees’ health and safety:
•Establishing clear and regular COVID-19 policies, safety protocols and weekly updates to all employees;
•Increasing physical distancing in workspaces for employees working onsite by scheduling adjustments and adding work from home flexibility;
•Adjusting attendance policies to encourage those who are sick to stay home;
•Increasing cleaning protocols across all locations;
•Providing additional personal protective equipment and cleaning supplies;
•Implementing site-specific protocols to address actual and suspected COVID-19 cases and potential exposure;
•Prohibiting all domestic and international non-essential travel for all employees; and
•Requiring masks to be worn in all locations.

Additionally, we have provided our employees with a stipend to ensure a safe and efficient workspace at home.
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
Following is a summary of our Risk Factors:
•We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We currently have no product revenues and no approved products and will need to raise additional capital to operate our business.

•We are highly dependent on the success of PRS-060/AZD1402, our lead candidate in our respiratory pipeline, and cinrebafusp alfa, the lead candidate in our IO pipeline. We are executing a broad development program for each of PRS-060/AZD1402 and cinrebafusp alfa and clinical and regulatory outcomes for each of PRS-060/AZD1402 and cinrebafusp alfa, if not successful, will significantly harm our business.
•Our limited operating history as a clinical-stage company may hinder our ability to successfully meet our objectives.
•Our global operations subject us to various risks, and our failure to manage these risks could adversely affect our results of operations.
•If we fail to comply with environmental, health and safety laws and regulations that apply to us, we could become subject to fines or penalties or incur costs that could harm our business.
•Our current operations are largely concentrated in two locations and any adverse events affecting these locations may have material adverse consequences on our business.
•Our failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.
•Significant disruptions of information technology systems or security breaches could adversely affect our business.
•We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•We could be subject to product liability lawsuits based on the use of our drug candidates in clinical testing or, if obtained, following our products' marketing approval and commercialization. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to cease clinical testing or limit commercialization of our drug candidates.
•Our business may be adversely affected by the ongoing coronavirus pandemic.
•We are heavily dependent on the successful development of our drug candidates and programs and we cannot be certain that we will receive regulatory approvals or be able to successfully commercialize our products even if we receive regulatory approvals.
•Preclinical and clinical testing of our drug candidates that has been conducted to date or will be conducted in the future may not have been or may not be performed in compliance with applicable regulatory requirements, which could lead to increased costs or material delays for their further development.
•Our research and development efforts are focused on a rapidly evolving area of science, and our approach to drug discovery and development is novel and may never lead to marketable products.
•Clinical drug development involves a lengthy and expensive process with uncertain outcomes, clinical trials are difficult to design and implement, and any of our clinical trials could produce unsuccessful results or fail at any stage in the process.
•If we experience delays or difficulties in the enrollment of research subjects in clinical trials, those clinical trials could take longer than expected to complete and our receipt of necessary regulatory approvals could be delayed or prevented.
•The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.
•The review processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable. If we are unable to obtain approval for our drug candidates from applicable regulatory authorities, we will not be able to market and sell those drug candidates in those countries or regions and our business could be substantially harmed.
•Our failure to obtain marketing approval in jurisdictions other than the United States and Europe would prevent our product candidates from being marketed in these other jurisdictions. Any approval that we are granted for our product candidates in the United States or Europe would not assure approval of product candidates in the other or in any other jurisdiction.
•Our product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit their commercial potential, or result in significant negative consequences following marketing approval, if marketing approval is obtained.

•We may expend our limited resources to pursue a particular drug candidate or indication that does not produce any commercially viable products and may fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•We rely on third parties to conduct our clinical trials and preclinical studies. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or otherwise conduct the trials as required or comply with regulatory requirements, we may not be able to obtain regulatory approval for our drug candidates, commercialize our product candidates when expected or at all, and our business could be substantially harmed.
•We rely and expect to continue to rely completely on third parties to formulate and manufacture our preclinical, clinical trial and commercial drug supplies. The development and commercialization of any of our drug candidates could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of such drug supplies or fail to do so at acceptable quality levels, including in accordance with applicable regulatory requirements or contractual obligations, and our operations could be harmed as a result.
•Disagreements with respect to the commercial terms of our sales, licensing, purchase or manufacturing agreements may limit our commercial success.
•We depend on third parties and intend to continue to license or collaborate with third parties, and events involving these strategic partners or any future collaboration could delay or prevent us from developing or commercializing products.
•Our success depends in part on the efforts of our current and possible future collaborators, who will likely have substantial control and discretion over the continued development and commercialization of drug candidates that are the subject of our collaborations.
•We may not receive any further milestone, royalty or license payments under our current collaborations.
•Our commercial success depends upon attaining significant market acceptance of our drug candidates, if approved, among physicians, patients, third-party payors and other members of the medical community.
•Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.
•Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
•If we breach any of the agreements under which we license from third parties the intellectual property rights or commercialization rights to our drug candidates, particularly our license agreements with TUM, Enumeral and Kelun, we could lose license rights that are important to our business and our operations could be materially harmed.
•If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively and our business could be harmed.
•Claims that we infringe the intellectual property rights of others may prevent or delay our drug discovery and development efforts.
•We may desire to, or be forced to, seek additional licenses to use intellectual property owned by third parties, and such licenses may not be available on commercially reasonable terms, or at all.
•Certain technologies and patents have been developed with partners and we may face restrictions on this jointly developed intellectual property.
•If we are not able to attract and retain highly qualified personnel, we may not be able to successfully implement our business strategy.
•We have broad discretion in how we use our cash, cash equivalents and marketable securities, including the net proceeds from our collaborations, public and private securities offerings, and may not use these financial resources effectively, which could affect our results of operations and cause our stock price to decline.
•We have had and have previously reported material weaknesses in our internal controls over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
•Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

A detailed discussion of the above Risk Factors follows below.
Risks Related to Our Business, Financial Position, Capital Requirements, Managing our Growth and Other Legal Compliance Matters
We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We currently have no product revenues and no approved products and will need to raise additional capital to operate our business.
We are a clinical-stage biopharmaceutical company. To date, we have not generated any commercial sales revenue, are not profitable, and have incurred losses since our inception in 2001. For the years ended December 31, 2020 and 2019, we reported net loss of $37.2 million and $25.5 million, respectively. As of December 31, 2020, we had an accumulated deficit of $211.4 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our drug candidates and the commercialization of approved products, if any.

We are currently focused primarily on the development of our respiratory and IO programs. Our partner AstraZeneca has received regulatory approval from two countries for a global phase 2a study of PRS-060/AZD1402, our lead respiratory drug candidate. Our IO program includes our lead IO drug candidate, cinrebafusp alfa, which is currently in phase 1 studies. We have additional IO partnered programs with Servier and Seagen. Together these programs will result in our continued incurrence of significant research, development and other expenses and resources. If our research and development efforts, including preclinical studies or clinical trials for any of our drug candidates fail or produce unsuccessful results and those drug candidates do not gain regulatory approval, or if any of our drug candidates, if approved, fail to achieve market acceptance, we may never become profitable. In addition, the failure of one drug candidate or program may have an adverse impact on other drug candidates and programs within our class of Anticalin-based therapies. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We are highly dependent on the success of PRS-060/AZD1402, our lead candidate in our respiratory pipeline, and cinrebafusp alfa, the lead candidate in our IO pipeline. We are executing a broad development program for each of PRS-060/AZD1402 and cinrebafusp alfa and clinical and regulatory outcomes for each of PRS-060/AZD1402 and cinrebafusp alfa, if not successful, will significantly harm our business.

Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for and commercialize PRS-060/AZD1402 and cinrebafusp alfa. In general, most early-stage investigatory drugs, including inhaled drug candidates such as PRS-060/AZD1402 and oncology drug candidates such as cinrebafusp alfa, do not become approved drugs. Accordingly, there is a very meaningful risk that either or both of PRS-060/AZD1402 and cinrebafusp alfa will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. To date, clinical and preclinical outcomes from PRS-060/AZD1402 and cinrebafusp alfa have had a significant impact on our market valuation, financial position and business prospects, and we expect this to continue in future periods. If one or more clinical trials of PRS-060/AZD1402 or cinrebafusp alfa is not successful, it would materially harm our market valuation, prospects, financial condition and results of operations.
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
Our operations have consumed substantial amounts of cash since our inception. We expect to need substantial additional funding to continue the preclinical and clinical development of our drug candidates, as well as to launch and commercialize any drug candidates for which we receive regulatory approval.
We will require additional capital for the further development and commercialization of our drug candidates and programs, and may need to raise additional funds sooner than we currently anticipate if we choose to and are able to expand more rapidly than we currently anticipate. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance, expand and monitor the performance of our preclinical and clinical programs, such as PRS-060/AZD1402, cinrebafusp alfa and PRS-344, as well as additional programs that we advance through preclinical development and into the clinic and whose performance we monitor. In addition, if we obtain regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to regulatory requirements, product manufacturing, marketing, sales and distribution.

Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect.
To date, we have financed our operations through a mix of equity investments from private and public investors, the incurrence of debt, grant funding and the receipt of up-front and milestone payments due under our various collaboration agreements, and we expect to continue to finance our operations in part through equity investments from public investors for the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. Our ability to secure additional funding from those or other sources could be significantly impacted by a multitude of events that are beyond our control, including, but not limited to, changes in the macroeconomic environment and other events affecting the stock market, including the availability of research and other information, favorable or unfavorable, published by securities or industry analysts and news agencies.
Raising capital through the sale of equity or securities convertible into equity would result in dilution to our then-existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of indebtedness, we would likely become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities.
If we obtain capital through collaborative or licensing arrangements, these arrangements could require us to relinquish rights to our Anticalin technology or drug candidates and could result in receipt of only a portion of the revenues associated with the potential commercialization of our partnered drug candidates.
If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development activities for our drug candidates or any future commercialization efforts. Any of these events could significantly harm our business, financial condition, and prospects.
Our limited operating history as a clinical-stage company may hinder our ability to successfully meet our objectives.
We were formed in 2001, and since that time our focus has been on discovery of Anticalin-brand drug candidates. We are currently conducting clinical development of PRS-060/AZD1402, in partnership with AstraZeneca, and cinrebafusp alfa, and we are also advancing other drug candidates through preclinical development with the intention of initiating additional clinical-stage programs. In addition to our focus on respiratory diseases and IO, we are also exploring additional indications that may be suitable for Anticalin-based therapies. Our drug candidates are in the early stages of development, have not obtained marketing approval, have never generated any revenue from sales and will require extensive testing before commercialization. We have limited experience with clinical-stage operations, including manufacturing required to support clinical activities and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. In addition, the early-stage nature of our drug discovery and development operations can only provide limited operating results upon which investors can evaluate our business and prospects.
Our limited operating history may adversely affect our ability to implement our business strategy and achieve our business goals, which include, among others, the following activities:

•developing our drug candidates using unproven technologies;
•undertaking preclinical development and clinical trials as well as formulating and manufacturing products;
•obtaining the human, financial and other resources necessary to develop, test, manufacture, commercialize and market our drug candidates;
•engaging corporate partners to assist in developing, testing, manufacturing and marketing our drug candidates;
•continuing to build and maintain an intellectual property portfolio covering our technology and drug candidates;
•satisfying the requirements of clinical trial protocols, including patient enrollment, establishing and demonstrating the clinical safety and efficacy of our drug candidates and obtaining necessary regulatory approvals;

•achieving acceptance and use by the medical community of our Anticalin platform and drug candidates after they receive regulatory approvals;

•maintaining, growing and managing our internal teams as and to the extent we increase our operations and develop new segments of our business;
•developing and maintaining successful collaboration, strategic and other relationships for the development and commercialization of our drug candidates that receive regulatory approvals with existing and new partners; and
•managing our cash flows and any growth we may experience in an environment where costs and expenses relating to clinical trials, regulatory approvals and commercialization continue to increase.
If we are unsuccessful in accomplishing any or all of these objectives, we may not be able to raise capital, expand our business, develop our drug candidates or continue our operations.
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
Our business is subject to certain risks associated with doing business globally. One of our growth strategies is to pursue opportunities for our business in several areas of the world, including the United States, Europe (including Germany) and Australia, any or all of which could be adversely affected by the risks set forth below. Accordingly, we face significant operational risks as a result of doing business internationally, such as:

•fluctuations in foreign currency exchange rates;
•potentially adverse tax consequences and changes in tax laws;
•challenges in providing solutions across a significant distance, in different languages, different time zones and among different cultures (particularly, for as long as travel is limited due to the COVID-19 pandemic);
•different, complex and changing laws governing intellectual property rights, sometimes affording reduced protection of intellectual property rights in certain countries;
•difficulties in staffing and managing foreign operations, particularly in new geographic locations, and related compliance with employment, immigration and labor laws for employees or other staff living abroad;
•restrictions imposed by local labor practices and laws on our business and operations;
•economic weakness, including inflation, or rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, terrorism or epidemics and other similar outbreaks or events;
•compliance with a wide variety of complex foreign laws, treaties and regulations;
•compliance with the FCPA and other anti-corruption and anti-bribery laws;
•unexpected changes in tariffs, trade barriers and other regulatory or contractual limitations on our ability to develop or sell our products in certain foreign markets; and
•becoming subject to the laws, regulations and court systems of multiple jurisdictions.
Our failure to manage the market and operational risks associated with our international operations could limit the future growth of our business and adversely affect our results of operations.
Our international operations pose currency risks, which may adversely affect our operating results and net income.

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations or our cash flows. Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Our reporting currency is the U.S. dollar, however, 72% of our operating expenses and all of our revenues are recorded in non-U.S. entities. As such, our financial statements are translated for reporting purposes as follows: (1) asset and liability accounts at year-end rates, (2) income statement accounts at weighted average exchange rates for the year and (3) stockholders’ equity accounts at historical rates. Corresponding translation gains or losses are recorded in stockholders’ equity.
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
Health and safety regulations in the United States, Germany, and Australia and in the countries where our technology and potential products are or may be developed, licensed or sold may prevent the sale or use of our technology or products in the future.
We are subject to a variety of regulations regarding worker health and safety in the United States, the European Union (Germany), Australia and in the countries where our technology and potential products are licensed or may be sold. Because our technology and potential products may frequently involve the manufacture or use of certain chemical or biological compounds, we are required to certify their safety for industrial use and development in a variety of countries and contexts. As there has not been sufficient testing to determine the long-term health and environmental risks of our Anticalin drug candidates and the materials used in the production of such drug candidates and any future products, future regulations may ban the use of our products due to the potential risk they pose to workers or may limit the use of our drug candidates in research and commercial settings. Any such regulations may have a substantial negative impact on our business and revenues and may cause our business to fail. Because we cannot guarantee the long-term safety of use or exposure to materials used during development or manufacture of our products, we may face liability for health risks or harms caused as a result of developing, manufacturing or other processes that use such materials. Any such claims may have a negative impact on our revenues and may prove substantially disruptive to our business in the future.
We may be limited in our use of our net operating loss carryforwards.
As of December 31, 2020, we had net operating loss carryforwards for United States federal income tax purposes of $27.3 million and net operating loss carryforwards for state income tax purposes of $33.2 million. Tax loss carryforwards that were generated prior to December 31, 2017 expire through 2037; U.S. federal tax loss carryforwards generated after that date do not expire. State loss carryforwards expire starting in 2035. In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected. We have not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since the Acquisition.

As of December 31, 2020, we had German corporate income tax and trade tax net operating loss carryforwards of approximately $116.6 million and $115.1 million, respectively, which may be used to reduce our future taxable income in Germany. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) by $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.
Our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss, adverse public health events and other events beyond our control, the occurrence of which could materially harm our business and drug development efforts.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, hacking, ransomware, cyber-attacks, unauthorized access as well as telecommunication and electrical failures. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. Although we have invested significant resources to enhance the security of our computer systems, there can be no assurances we will not experience unauthorized intrusions into our computer systems, or those of our CROs, vendors, contractors and consultants, that we will successfully detect future unauthorized intrusions in a timely manner or that future unauthorized intrusions will not result in material adverse effects on our financial condition, reputation or business prospects.

While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and operations. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce such data. Likewise, we currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Certain data security breaches must be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state law and requirements of non-U.S. jurisdictions, and financial penalties may also apply. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our drug candidates could be delayed.

We are also vulnerable to accidents, electrical blackouts, labor strikes, terrorist activities, war, natural disasters, adverse public health events and other events beyond our control, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of all of such events and do not have an applicable recovery plan in place. Any disruption to our operations or the operations of our collaborators or suppliers from these kinds of events would likely impact our drug development efforts, operating results and our financial condition. With respect to potential impacts of the ongoing novel coronavirus pandemic, see “Our business may be adversely affected by the ongoing coronavirus pandemic.”
As another example, certain of our development efforts, particularly those related to our phase 1 study of PRS-060/AZD1402, which was conducted in Australia, are located in geographical areas that are known to be prone to certain natural disasters and weather events, including wildfires. In 2019 and 2020, dozens of wildfires erupted in New South Wales, Australia, prompting the government of Australia to declare a state of emergency. Should such a natural disaster that causes disruption to our development efforts occur again in Australia or elsewhere, thereby impeding our ability or the ability of our collaborators to timely conduct our clinical trials, our ability to conduct our business could be severely restricted and our business and results of operations could be adversely affected as a result. The extent to which any natural disaster may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.
Although we carry insurance to protect us against some losses or damages resulting from certain types of disasters, the extent of that insurance is limited in scope and amount, and we cannot assure you that our insurance coverage will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations, and prospects.
Our current operations are largely concentrated in two locations, and any adverse events affecting these locations may have material adverse consequences on our business.

Our current operations are carried out primarily in our facilities located in Hallbergmoos, Germany and Boston, Massachusetts. Any unplanned event, such as a flood, fire, explosion, earthquake, extreme weather condition, medical epidemic or pandemic, power shortage, telecommunication failure, or other natural or man-made accident, or an incident that prevents us from fully utilizing our facilities in these two locations, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates, or interruption of our business operations. In the event of an accident or incident at these facilities, we cannot assure you that our insurance coverage will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.

Our failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. In addition, in May 2016, the EU Parliament adopted the comprehensive General Data Privacy Regulation, or the GDPR, to, among other things, impose more stringent data protection requirements for processors and controllers of personal data and provide for greater penalties and fines for noncompliance, including fines in amounts up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR became fully effective in May 2018. In addition, in 2018, California adopted a privacy law that went into effect on January 1, 2020, and that borrows heavily from the GDPR. Complying with the enhanced obligations imposed by the GDPR and other applicable international and U.S. privacy laws and regulations may result in significant costs to our business and require us to amend certain of our business practices. Further, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our businesses, and noncompliance could result in regulatory penalties and significant legal liability.

Significant disruptions of information technology systems or security breaches could adversely affect our business.
We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or to cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

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

We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. For example, on December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into law, which resulted in significant reforms to the Code. The TCJA, among other things, included changes to U.S. federal tax rates, imposed significant additional limitations on the deductibility of interest and net operating loss carryforwards, allowed for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. Our net deferred tax assets and liabilities were revalued at the newly enacted U.S. corporate rate in 2017.

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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Drug candidates interfering with the function of type 2 helper T cells, or Th2, the biological pathway for PRS-060/AZD1402, and thus anticipated to compete with PRS-060/AZD1402, include those that are being developed or commercialized by Sanofi/Regeneron (dupilumab), GSK (mepolizumab), Teva (reslizumab), benralizumab (AstraZeneca, IL-5Rá), REGN-3500/SAR-440340 (Regeneron/Sanofi, IL-33) and Amgen/AstraZeneca (tezepelumab). Drugs targeting immunomodulatory targets and thus anticipated to compete with our 300-series programs include those that are currently marketed by Bristol-Myers Squibb (ipilimumab and nivolumab), Merck & Co (pembrolizumab), Roche (atezolizumab), Merck Serono/Pfizer (avelumab) and AstraZeneca (durvalumab),among others and drug candidates being developed by Bristol-Myers Squibb (for example, urelumab), Pfizer (for example, utomilumab) and other clinical stage drug candidates also compete with our proprietary and partnered IO programs. Additionally, a number of other companies, such as Amgen, Affimed, Macrogenics, Daiichi Sankyo, F-star, Inhibrx, Molecular Partners, Xencor, Immunocore and Zymeworks, also are pursuing multispecific or targeted approaches in oncology, and have therapies in development or already commercialized. In addition, with respect to cinrebafusp alfa, HER2-targeted therapies in development or already commercialized could compete with us, including drugs developed by Daiichi Sankyo (trastuzumab deruxtecan), Macrogenics (Margetuximab) and Zymeworks (zanidatamab), For additional information about third-party drug candidates that could compete with the drug candidates in our pipeline, see “Business--Competition.”

These existing or future competing products may provide therapeutic convenience or clinical or other benefits for a specific indication greater than our products or may offer comparable performance at a lower cost. If any of our products for which we receive regulatory approval fail to capture and maintain market share, we may not achieve sufficient product revenue and our business will suffer.

Many of our competitors have substantially greater financial, technical and other resources than we do, such as larger research and development staff and experienced marketing and manufacturing organizations, as well as significantly greater experience in:
•developing drugs;
•undertaking preclinical testing and clinical trials;
•obtaining FDA and other regulatory approvals of drugs;
•prosecuting and enforcing intellectual property rights;
•formulating and manufacturing drugs; and
•launching, marketing and selling drugs.

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

We could be subject to product liability lawsuits based on the use of our drug candidates in clinical testing or, if obtained, following our products’ marketing approval and commercialization. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to cease clinical testing or limit commercialization of our drug candidates.

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

In the future, we will seek to obtain appropriate insurance coverage with respect to any future clinical trials of our other drug candidates, but we may not be able to obtain the levels of coverage desired on acceptable terms, or at all. If we do secure product liability insurance, we may subsequently determine that additional amounts of coverage would be desirable at later stages of clinical development of our drug candidates or upon commencing commercialization of any drug candidate that obtains required approvals, but we may not be able to obtain such additional coverage amounts when needed on acceptable terms, or at all. Unless and until we obtain such insurance, we would be solely responsible for any product liability claims relating to our preclinical and clinical development activities. Further, even after any such insurance coverage is obtained, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by any insurance policies we may then have or that is in excess of the limits of our insurance coverage. We would be required to pay any amounts awarded by a court or negotiated in a settlement that exceed the coverage limitations or that are not covered by any product liability insurance we may obtain, and we may not have, or be able to obtain, sufficient capital to pay such amounts. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business, operations, and prospects.

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

In addition, our ability to manage our growth effectively will hinge upon our ability to expand, train, manage, and motivate our employees. As of December 31, 2020, we have 111 full-time employees and 12 permanent part-time employees. As our development and commercialization plans and strategies develop, these demands may also require the hiring of additional research, development, managerial, operational, sales, marketing, financial, accounting, legal, and other personnel.

Moreover, future growth could require the development of additional expertise by management and impose significant added responsibilities on members of management, including:
•effectively managing our clinical trials and submissions to regulatory authorities for marketing approvals;
•effectively managing our internal research and development efforts such as discovery research and preclinical development;
•identifying, recruiting, maintaining, motivating and integrating additional employees;
•effectively managing our internal and external business development efforts with current or future partners, such as entering into additional collaboration arrangements and increasing out-licensing revenues;
•establishing relationships with third parties essential to our business and ensuring compliance with our contractual obligations to such third parties;
•developing and managing new divisions of our internal business, including any sales and marketing segment we elect to establish;
•maintaining our compliance with public company reporting and other obligations, including establishing and maintaining effective internal control over financial reporting and disclosure controls and procedures; and
•improving our managerial, development, operational and finance systems.

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

We may, in the future, make acquisitions of, or investments in, companies that we believe have products or capabilities that are a strategic or commercial fit with our current business or otherwise offer opportunities for our company. In connection with these acquisitions or investments, we may:
•issue common stock or other forms of equity that would dilute our existing stockholders’ percentage of ownership;

•incur debt and assume liabilities; and
•incur amortization expenses related to intangible assets or incur large and immediate write-offs.

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:
•problems integrating the purchased business, products or technologies;
•challenges in achieving strategic objectives, cost savings and other anticipated benefits;
•increases to our expenses;
•the assumption of significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;
•inability to maintain relationships with key business partners of the acquired businesses;
•diversion of management’s attention from their day-to-day responsibilities;
•difficulty in maintaining controls, procedures and policies during the transition and integration;
•entrance into marketplaces where we have no or limited prior experience and where competitors have stronger marketplace positions;
•potential loss of key employees, particularly those of the acquired entity; and
•that historical financial information may not be representative or indicative of our results as a combined company.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business, including our ability to obtain regulatory approvals in the United Kingdom or the European Union.

The United Kingdom officially withdrew from the European Union on January 31, 2020 in a decision commonly referred to as “Brexit,” and the consequent transitionary period came to an end on December 31, 2020. A substantial amount of uncertainty remains regarding the implementation of Brexit and changes to the relationship between the United Kingdom and the European Union. Depending on the terms and manner of implementation of Brexit after the conclusion of the transition period, the extent Brexit will impact the business and regulatory environment in the United Kingdom, the European Union or other countries, remains unknown. In 2021 and beyond, Brexit could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities as well as potential higher costs of conducting business in Europe. Brexit could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications Brexit will have and how it will affect us.

In connection with Brexit, the United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which is provisionally applicable as of January 1, 2021 but has not yet been ratified by the European Parliament. This agreement is intended to govern the legal relationship between the European Union and the United Kingdom post-Brexit. We are currently evaluating the potential impacts of the new Trade and Cooperation Agreement on our business.

Brexit could result in the United Kingdom or the European Union significantly altering regulations affecting the clearance or approval of our product candidates that are developed in the United Kingdom or the European Union. Since a significant portion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit and the end of the transitionary period could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or inability to obtain, any marketing approvals in the United Kingdom as a result of Brexit, the end of the transitionary period or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and reduce our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

In addition, the announcement, negotiation and implementation of Brexit and the withdrawal of the United Kingdom from the European Union have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and they may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

As another example, we currently rely on multiple CMOs for all of our clinical supplies, including APIs, drug substances and finished drug products, and label and packaging for our preclinical research and clinical trials, including the phase 2a study for PRS-060/AZD1402 and the phase 1 studies for cinrebafusp alfa, and any tariffs, differing regulatory requirements and other restrictions on the free movement of goods between the United Kingdom and the European Union that result from Brexit may have an adverse impact on this part of our supply chain. This could therefore negatively impact our clinical operations and, in particular, the advancement of our lead respiratory program, PRS-060/AZD1402, which would adversely affect our business, our results of operations and financial condition.

Our business may be adversely affected by the ongoing coronavirus pandemic.

Our business could be adversely affected by health epidemics in regions where we have our research and development operations, ongoing preclinical or clinical studies, contract research or manufacturing activities, collaboration partner activities or other business activities and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon which we rely. For example, the outbreak in late 2019 of the novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, evolved into a global pandemic that has spread to most regions of the world and is ongoing.

As a result of the coronavirus pandemic, we may experience disruptions that could severely impact our business, clinical trials and pre-clinical studies, including:
•An impact on various aspects of our planned or ongoing clinical trials. Potential impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, or other reasons related to the coronavirus pandemic. If the coronavirus pandemic continues, other aspects of our clinical trials may be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and/or patient dosing in our ongoing clinical trials in order to preserve healthcare resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.
•Our reliance on third parties to, among other things, manufacture drug substance and drug product for our clinical trials, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. If any such third party in our international supply chain for materials is adversely impacted by restrictions resulting from the coronavirus pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
•Our request that most of our personnel in both the United States and Germany work remotely, including all of our administrative employees, restricted on-site staff to only those who must perform essential activities that must be completed on-site, limited the number of staff in any given research and development laboratory and implemented policies to protect the health of those staff. Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, this could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.
•Our employees and contractors conducting research and development activities who may not be able to access our laboratory for an extended period of time if we or governmental authorities potentially modify current restrictions. As a result, this could delay timely completion of preclinical activities and initiation of additional clinical trials for our programs.
•Health regulatory agencies globally may experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.
•The trading prices for our common stock and other biopharmaceutical companies which have been highly volatile due to the coronavirus pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The coronavirus pandemic continues to evolve. The ultimate impact of the coronavirus pandemic on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the ultimate geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.
Risks Related to the Discovery and Development of Our Drug Candidates
We are heavily dependent on the successful development of our drug candidates and programs and we cannot be certain that we will receive regulatory approvals or be able to successfully commercialize our products even if we receive regulatory approvals.

We currently have no products that are approved for commercial sale. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our respiratory programs, including PRS-060/AZD1402, our other partnered programs with AstraZeneca, our proprietary respiratory programs, our proprietary IO programs, particularly cinrebafusp alfa, our partnered programs with Servier including PRS-344, our partnered programs with Seagen, as well as our other programs. In partnership with AstraZeneca, PRS-060/AZD1402 is in clinical development with a completed phase 1 SAD study for which data was reported in November 2018, and an ongoing phase 1 MAD study initiated in July 2018 for which interim data was reported in October 2019. AstraZeneca has received regulatory approval from two countries for a global phase 2a study of PRS-060/AZD1402. For cinrebafusp alfa, a phase 1 study was initiated in the second quarter of 2017 and a phase 1 study of the drug candidate in combination with atezolizumab was initiated in the third quarter of 2018. We presented data from the phase 1 monotherapy study and atezolizumab combination study of cinrebafusp alfa in an oral presentation session at the ESMO Virtual Congress in September 2020. We are engaged in research and development activities with respect to a number of additional drug candidates and programs. All of our other drug candidates are in the discovery or early preclinical to IND-enabling stage. Accordingly, our business is currently substantially dependent on the successful development, clinical testing, regulatory approval and commercialization of PRS-060/AZD1402, cinrebafusp alfa, PRS 344 and our other IO and respiratory programs, which may never occur.
Before we can generate any revenues from sales of our lead drug candidates, we must complete the following activities for each of them, any one of which we may not be able to successfully complete:

•conduct additional preclinical and clinical development with successful outcomes;
•manage preclinical, manufacturing and clinical activities;
•obtain regulatory approval from the FDA and other comparable foreign regulatory authorities;
•establish manufacturing relationships for the clinical and post-approval supply of the applicable drug candidate in compliance with all regulatory requirements;
•build a commercial sales and marketing team, either internally or by contract with third parties;
•establish and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;
•develop and implement marketing strategies for successful commercial launch of our product candidates, if and when approved;
•secure acceptance of our products, if and when approved, by patients, from the relevant medical communities and from third-party payors;
•compete effectively with other therapies;
•establish and maintain adequate health care coverage and reimbursement;
•ensure continued compliance with any post-marketing requirements imposed by regulatory authorities, including any required post-marketing clinical trials or the elements of any post-marketing REMS that may be required by the FDA or comparable requirements in other jurisdictions to ensure the benefits of the product outweigh its risks;

•maintain continued acceptable safety profile of the product candidates following approval; and
•invest significant additional cash in each of the above activities.

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

Clinical testing of PRS-060/AZD1402 and cinrebafusp alfa was initiated in 2017 and is ongoing, while clinical testing for other programs, including our other IO programs, has not yet commenced, and the results of any future clinical trials or preclinical studies of these programs, if unsuccessful, could lead to our abandonment of the development of those drug candidates. If studies of these drug candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects would be substantially harmed.
Preclinical and clinical testing of our drug candidates that has been conducted to date or will be conducted in the future may not have been or may not be performed in compliance with applicable regulatory requirements, which could lead to increased costs or material delays for their further development.
Given the complexity as well as the uncertainty inherent in preclinical and other nonclinical studies and clinical trials, and because of our limited operating experience, we may discover that our own development activities are not in compliance with applicable regulatory requirements or are otherwise deficient, and therefore, determine that the development of our drug candidates on the basis of those trials and studies is not warranted or will be delayed.
We have also entered into license, partnership and option arrangements, such as with Servier, AstraZeneca and Seagen, relating to certain drug candidates and we may continue to do so in the future. Under some of these arrangements, the development of some of those drug candidates has been, or in the future may be, conducted wholly by such partners or third parties with which the partners contract. As a result, we have not been or may not be closely involved with or have any control over those development activities. Although some of our partners have provided information regarding those drug candidates and the related studies conducted to date, including data that is included in this Annual Report on Form 10-K, we have not received and may not receive in the future, comprehensive information regarding all of those development activities, including the raw data from certain studies that have been conducted, information regarding the design, procedural implementation and structure and information regarding the manufacture of the drug candidates used in the studies. Because we may have limited or no input on the development of these drug candidates, we may discover that all or certain elements of the trials and studies our partners have performed have not been, or may not in the future be, in compliance with applicable regulatory standards or have otherwise been or may be deficient, and that advancement of the development of these drug candidates on the basis of those trials and studies is not warranted.

Further, the majority of our development activities for each of our drug candidates, including our recently-completed phase 1 study with PRS-060/AZD1402 in Australia, phase 2 drug supply efforts in Australia and Europe, as well as our phase 1 study with cinrebafusp alfa in the United States and our anticipated future clinical trials, have been, are being or may in the future be conducted in or outside the United States, including in Europe or Australia. We may also conduct some of our future development activities in other countries or regions. As a result, although those studies may meet the standards of applicable foreign regulatory bodies, the structure and design of those clinical trials and preclinical studies may not meet applicable FDA requirements and also may not meet the requirements of the applicable regulatory authorities in other foreign countries in which we desire to pursue marketing approval.
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
Biopharmaceutical product development is generally a highly speculative undertaking and by its nature involves a substantial degree of risk. Our specific line of business, the discovery of Anticalin-brand drug therapeutics for patients with a variety of diseases and conditions, such as asthma and cancer, is an emerging field, and the scientific discoveries that form the basis for our efforts to develop drug candidates are relatively new. Further, the scientific evidence to support the feasibility of developing drug candidates based on those discoveries is both preliminary and limited. In contrast to companies that focus on more traditional drug classes, such as antibodies and small molecules, we believe that we are the first, if not the only, company to work with Anticalin-brand drug therapeutics and work to advance these to a clinical stage of development. We are not aware of any company that has successfully developed and obtained approval for a drug based on Anticalin proteins. As a result, identifying drug targets based in part on their suitability with Anticalin-brand drug therapeutics, which is a fundamental aspect of our business approach, may not lead to the discovery or development of any drugs that successfully treat patients with the diseases and conditions we intend to target. Moreover, the lack of successful precedents in the development of Anticalin proteins could result in added complexities or delays in our development efforts. The failure of the scientific underpinnings of our business model to produce viable drug candidates would substantially harm our operations and prospects.
We may not be successful in our efforts to build a pipeline of drug candidates.
A key element of our strategy is to use and expand our Anticalin drug platform to build a pipeline of drug candidates to address different targets and advance those drug candidates through clinical development for the treatment of a variety of different types of diseases. Although our research efforts to date have resulted in identification of a series of targets, we may not be able to develop drug candidates that have good drug-like properties (including characteristics such as target affinity, stability and half-life) and are safe and effective inhibitors or promoters of all or any of these targets. Even if we are successful in building a product pipeline, the potential drug candidates that we identify may not be suitable for clinical development for a number of reasons, including that they may cause harmful side effects or demonstrate other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential drug candidates fail to produce a pipeline of potentially viable drug candidates, then our success as a business will be dependent on the success of fewer potential drug candidates, which introduces risks to our business model and potential limitations to any success we may achieve.
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
We initiated phase 1 studies for PRS-060/AZD1402 and cinrebafusp alfa in 2017 and initiated a phase 1 study of cinrebafusp alfa in combination with atezolizumab in 2018. We may however experience delays in pursuing those or any other clinical trials, and any planned clinical trials may not begin on time, may require redesign, may not enroll sufficient healthy volunteers or patients in a timely manner and may not be completed on schedule, if at all.

Additional clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons, such as:
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
We rely and plan to continue to rely on CROs, CMOs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Although we have and expect that we will continue to have agreements in place with CROs and CMOs governing their contracted activities and conduct, we will have limited influence over their actual performance. As a result, we ultimately do not and will not have control over a CRO’s or CMO’s compliance with the terms of any agreement it may have with us, its compliance with applicable regulatory requirements or its adherence to agreed-upon time schedules and deadlines, and a future CRO’s or CMO’s failure to perform those obligations could subject any of our clinical trials to delays or failure.

Further, we may also encounter delays if a clinical trial is suspended or terminated by us, by any IRB or ethics committee, by a Data Safety Monitoring Board, or DSMB, or by the FDA or EMA, or other regulatory authority. A suspension or termination may occur due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities, exposing participants to health risks caused by unforeseen safety issues or adverse side effects, development of previously unseen safety issues, failure to demonstrate a benefit from using a drug candidate or changes in governmental regulations or administrative actions. We cannot predict with any certainty the schedule for commencement or completion of any currently ongoing, planned or future clinical trials.

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
Patient enrollment for any of our clinical trials may also be affected by other factors, including without limitation:
•the size and nature of the target patient population;
•the severity of the disease under investigation;
•the frequency of the molecular alteration we are seeking to target in the applicable trial (e.g., HER2 positivity and expression levels in our clinical studies of cinrebafusp alfa);
•the patient eligibility criteria for the clinical trial in question;

•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•the perceived risks and benefits of the drug candidate under study in the clinical trial;
•the approval and availability of other therapies to treat the disease or disorder that is being investigated in the clinical trial;
•the extent of the efforts to facilitate timely enrollment in clinical trials;
•the patient referral practices of physicians;
•the ability to monitor volunteers or patients adequately during and after treatment;
•the presence of other drug candidates in clinical development for the same indication or against the same target; and
•the proximity and availability of clinical trial sites for prospective participants.
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
The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are, and will remain, subject to extensive regulation by the FDA in the United States and by the respective regulatory authorities in other countries where regulations differ. We are not permitted to market our biological product candidates in the United States until we receive the respective approval of a BLA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory authorities in such countries. The time required to obtain approval, if any, by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials, if approval is obtained at all, and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical studies or clinical trials. We have not submitted a marketing application such as a BLA to the FDA, an MAA to the EMA or any similar application to any other jurisdiction. We have limited experience in planning and conducting the clinical trials required for marketing approvals, and we have and expect to continue to rely on third-party CROs to assist us in this process. Obtaining marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our CMOs that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any drug candidate in any jurisdiction and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.
Our drug candidates could fail to receive, or could be delayed in receiving, regulatory approval for many reasons, including any one or more of the following:

•the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•upon review of our clinical trial sites and data, the FDA or comparable foreign regulatory authorities may find our record keeping or the record keeping of our clinical trial sites to be inadequate;
•the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies may fail to meet the requirements of the FDA, EMA or comparable foreign regulatory authorities;
•the FDA, EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing internally or with partners; and
•the change of the medical standard of care or the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.
The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, PRS-060/AZD1402, cinrebafusp alfa, PRS-344, our other respiratory and IO programs, our discovery stage programs or any other drug candidates we are developing or may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.
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

Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients, rare and severe side effects of our product candidates may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw or limit their approval of such product candidates;
•regulatory authorities may require the addition of labeling statements, specific warnings or a contraindication;
•we may be required to create a medication guide outlining the risks of such side effects for distribution to patients, or we may be required to implement a REMS to ensure that the benefits of the product outweigh the risks;
•we may be required to change the way such product candidates are distributed or administered, or change the labeling of the product candidates;
•we may be subject to regulatory investigations and government enforcement actions;
•the FDA or a comparable foreign regulatory authority may require us to conduct additional clinical trials or costly post-marketing testing and surveillance to monitor the safety and efficacy of the product;
•we may decide to recall such product candidates from the marketplace after they are approved;
•we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•our reputation may suffer.
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
We depend upon independent investigators and contractors, such as CROs, universities and medical institutions, to conduct our clinical trials and preclinical studies. We rely upon, and plan to continue to rely upon, such third-party entities to execute our clinical trials and preclinical studies and to monitor and manage data produced by and relating to those studies and trials. However, in the future, we may not be able to establish arrangements with CROs when needed or on terms that are acceptable to us, or at all, which could negatively affect our development efforts with respect to our drug candidates and materially harm our business, operations and prospects. As a result of the use of third-party contractors, we will have only limited control over certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies, including each of our clinical trials, is conducted in accordance with the applicable protocol, legal and regulatory requirements as well as scientific standards, and our reliance on any third-party entity will not relieve us of our regulatory responsibilities.
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
If our contractors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to a failure to adhere to our clinical protocols, legal and regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for, or successfully commercialize, the affected drug candidates. In addition, we will be unable to control whether or not they devote sufficient time and resources to our preclinical and clinical programs. These outside contractors may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. As a result, our operations and the commercial prospects for the affected drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. These contractors may also have relationships with other commercial entities, some of whom may compete with us. If our contractors assist our competitors to our detriment, our competitive position would be harmed.

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

We have no experience in drug formulation or manufacturing. We do not currently have, nor do we plan to acquire, the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our preclinical and clinical drug supplies for our clinical trials and preclinical studies or commercial quantities of any drug candidates that may obtain regulatory approval. Therefore, we lack the resources and expertise to formulate or manufacture our own drug candidates. We have entered into agreements with CMOs for the clinical-stage manufacturing of certain drug candidates, including PRS-060/AZD1402, cinrebafusp alfa, PRS-344, and others. We plan to enter into agreements with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our current and future clinical trials and/or commercial sales. We intend to establish or continue those relationships for the supply of our drug candidates; however, there can be no assurance that we will be able to retain those relationships on commercially reasonable terms, if at all. If we are unable to maintain those relationships, we could experience delays in our development efforts as we locate and qualify new CMOs. If any of our current drug candidates or any drug candidates we may develop or acquire in the future receives regulatory approval, we will rely on one or more CMOs to manufacture the commercial supply of such drugs.
Our reliance on a limited number of CMOs exposes us to the following risks:

•We may be unable to identify manufacturers on acceptable terms, or at all, because the number of qualified potential manufacturers is limited. Following BLA approval, if successful, a change in the manufacturing site could require additional approval from the FDA. This approval would require new testing and compliance inspections.
•Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality and cost required to meet our clinical and commercial needs, if any.
•Our future CMOs may not perform as contractually agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.
•Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMP regulations and other U.S. and corresponding foreign requirements. We do not have control over third-party manufacturers’ compliance with these regulations and standards.
•If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to the innovation.
Each of these risks could delay our clinical trials, the approval, if any, of our drug candidates or the commercialization of our drug candidates, which could result in higher costs or could deprive us of potential product revenues.

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
Our business strategy, along with our short- and long-term operating results, depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We have entered into and expect in the future to enter into collaborative arrangements with both U.S.-based and foreign pharmaceutical and drug development companies, which will lead, finance or otherwise collaborate with us or assist us in the development, manufacturing and marketing of our drug products. We believe collaborations allow us to leverage our resources and technologies and we anticipate deriving some revenues from research and development fees, license fees, milestone payments, and royalties from our collaborative partners.
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

We face additional risks in connection with our existing and future collaborations, including the following:

•our collaborators may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that are the subject of the collaboration with us;
•our collaborators may underfund, not commit sufficient resources to, or conduct in an unsatisfactory manner the development, testing, marketing, distribution or sale of our drug candidates;
•our collaborators may not properly maintain or defend our intellectual property rights or utilize our proprietary information in such a way as to invite litigation that could jeopardize or potentially invalidate our intellectual property or proprietary information or expose us to potential liability;
•our collaborators may encounter conflicts of interest, changes in business strategy or other business issues that could adversely affect their willingness or ability to fulfill their obligations to us (for example, pharmaceutical and biotechnology companies historically have re-evaluated their priorities following mergers and consolidations, which have been common in recent years in these industries);
•disputes may arise between us and our collaborators delaying or terminating the research, development, manufacture or commercialization of our drug candidates, resulting in significant litigation or arbitration that could be time-consuming and expensive, or causing collaborators to act in their own self-interest and not in the interest of our stockholders;
•we might not have the financial or human resources to meet our obligations or take advantage of our rights under the terms of our existing and future collaborations; and
•our existing collaborators may exercise their respective rights to terminate their collaborations with us without cause, in which event, we might not be able to complete development and commercialization of our drug candidates on our own.

Our collaborative relationships may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

Part of our strategy is to partner with, or out-license selective products to, other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. Our ASKA Option Agreement is an example of this strategy. In February 2017, following the phase 2a study we conducted, ASKA had an option to obtain an exclusive license to develop and commercialize PRS-080 in Japan, South Korea and certain other Asian markets which they did not exercise for strategic reasons. Exercising this option could have made us eligible to receive more than $80 million in combined option exercise fee and milestones associated with development and commercialization of PRS-080 in the first indication in Japan with further development milestones in additional indications from Japan and other countries within the ASKA territory. If our collaboration with other similar partners is not successful our future revenues and business will be harmed.
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

If the FDA or a comparable foreign regulatory authority approves any of our drug candidates, activities such as the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, advertising, promotion and record keeping for the products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP. The FDA or a comparable foreign regulatory authority may also impose requirements for costly post-marketing nonclinical studies or clinical trials (often called “Phase 4 trials”) and post-marketing surveillance to monitor the safety or efficacy of the product. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, production problems or issues with the facility where the product is manufactured or processed, such as product contamination or significant non-compliance with applicable cGMPs, a regulator may impose restrictions on that product, the manufacturing facility or us. If we or our third-party providers, including our CMOs, fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products.

In addition, later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in the following, among other things:

•restrictions on the manufacturing of the product, the approved manufacturers or the manufacturing process;
•restrictions on the labeling or marketing of a product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials;
•withdrawal of the product from the market;
•product recalls;
•warning or untitled letters from the FDA or comparable notice of violations from foreign regulatory authorities;
•refusal of the FDA or other applicable regulatory authority to approve pending applications or supplements to approved applications;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•suspension of any of our ongoing clinical trials;
•product seizure or detention or refusal to permit the import or export of products; and
•consent decrees, injunctions or the imposition of civil or criminal penalties.

In addition, regulatory authorities’ policies (such as those of the FDA or EMA) may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are otherwise not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with the European Union requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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
Even if we obtain regulatory approval for our drug candidates, the approved products may nonetheless fail to gain sufficient market acceptance among physicians, third-party payors, patients and other members of the medical community, which is critical to commercial success. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any drug candidate for which we receive approval depends on a number of factors, including:
•the efficacy and potential advantages compared to alternative treatments or competitive products;
•perceptions by the medical community, physicians and patients regarding the safety and effectiveness of our products and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the size of the market for such drug candidate, based on the size of the patient subsets that we are targeting, in the territories for which we gain regulatory approval and have commercial rights;

•the safety of the drug candidate as demonstrated through broad commercial distribution;
•the ability to offer our product candidates for sale at competitive prices;
•the availability of adequate reimbursement and pricing for our products from governmental health programs and other third-party payors;
•relative convenience and ease of administration compared to alternative treatments;
•cost-effectiveness of our product relative to competing products;
•the prevalence and severity of any side effects;
•the adequacy of supply of our product candidates;
•the timing of any such marketing approval in relation to other product approvals;
•any restrictions on concomitant use of other medications;
•support from patient advocacy groups; and
•the effectiveness of sales, marketing and distribution efforts by us and our licensees and distributors, if any.
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
Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for PRS-060/AZD1402, cinrebafusp alfa, PRS-344 or other product candidates that achieves our objectives for manufacturing capacity and cost of goods. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our product candidates may face competition from biosimilar products. In the United States, our Anticalin-based product candidates are expected to be regulated by the FDA as biological products and we intend to seek approval for these product candidates pursuant to the BLA pathway. The BPCIA created an abbreviated pathway for FDA approval of biosimilar and interchangeable biological products based on a previously licensed reference product. Under the BPCIA, an application for a biosimilar biological product cannot be approved by the FDA until 12 years after the original reference biological product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our product candidates.

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
In some foreign countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can be a long and expensive process after the receipt of marketing approval for a drug candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our drug candidates to other available therapies in order to obtain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability for sales of any of our drug candidates that are approved for marketing in that country and our business could be adversely affected.
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

In addition, certain of our collaboration agreements that provide us with co-commercialization rights with respect to certain partnered programs contain specific commercialization obligations. If we fail to meet those obligations, our commercialization rights could be impaired.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk with respect to commercial sales of any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•reduced resources of our management to pursue our business strategy;
•decreased demand for any products that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants or sites;
•significant costs to defend the related litigation;
•substantial monetary awards to clinical trial participants or patients;
•loss of revenue;
•increased insurance costs; and
•the inability to commercialize any products that we may develop.

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
•the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•U.S. federal false claims, false statements and civil monetary penalties laws, including the U.S. False Claims Act, which impose criminal and civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; actions may be brought by the government or a whistleblower and may include an assertion that a claim for payment by federal health care programs for items and services which results from a violation of the federal Anti-Kickback Statue constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, that imposes criminal and civil liability for executing a scheme to defraud any health care benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•analogous state and foreign laws and regulations relating to health care fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers;
•the FCPA and other anti-corruption laws and regulations pertaining to our financial relationships and interactions with foreign government officials;
•the U.S. federal physician payment transparency requirements, sometimes referred to as the Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS, information related to physician payments and other transfers of value to physicians and teaching hospitals (and, beginning in 2021, for transfers of value to other health care providers), as well as the ownership and investment interests of physicians and their immediate family members;
•analogous state and foreign laws that require pharmaceutical companies to track, report and disclose to the government and/or the public information related to payments, gifts, and other transfers of value or remuneration to physicians and other health care providers, marketing activities or expenditures, or product pricing or transparency information, or that require pharmaceutical companies to implement compliance programs that meet certain standards or to restrict or limit interactions between pharmaceutical manufacturers and members of the health care industry;
•the U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal health care programs;
•HIPAA, which imposes obligations on certain covered entity health care providers, health plans, and health care clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•the ACA, which among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes, so that a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committee a violation; the government may also assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for the purposes of the False Claims Act.

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
Pieris and TUM initiated discussions in the second quarter of 2018, and are in the process of negotiating an amendment to our license agreement, to clarify, expand and restructure the TUM License, including the parties’ obligations under such license agreement. The contemplated amendment relates to revised commercial terms. We recorded the probable expected impact of the amendment in research and development expense in 2019. These discussions may also lead to an increase in our collaborative research activities with TUM.
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
In addition to the TUM License and the PD-1 In-License, we have other in-license agreements and may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential drug candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of the TUM License or the PD-1 In-License, the Kelun Agreement or any future license agreement we may enter on which our business or drug candidates are dependent, TUM, Enumeral, Kelun or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain drug candidates, including, with respect to the TUM License and PD-1 In-License, our Anticalin drug therapies. Under the TUM License, we can terminate the licenses to any or all licensed patents upon specified advance notice to TUM. TUM may terminate the license provisions of the agreement only for cause. Termination of the TUM License does not terminate our rights in patents assigned to us but would terminate our rights to patents licensed to us under the agreement. Under the PD-1 In-License, we can terminate the agreement upon 30 days’ notice to Enumeral. Enumeral may terminate the PD-1 In-License only upon a material breach by us that is not cured. The loss of the rights licensed to us under our license agreement with TUM or Enumeral, or any future license agreement that we may enter granting us rights on which our business or drug candidates are dependent, would eliminate our ability to further develop the applicable drug candidates and would materially harm our business, prospects, financial condition and results of operations.
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
The strength of patents in the biotechnology and pharmaceutical fields can be uncertain and involve complex legal and scientific questions. No consistent policy regarding the breadth of claims allowed in patents has emerged to date in the United States. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced, or that the scope of any patent rights could provide a sufficient degree of protection that could permit us to gain or keep our competitive advantage with respect to these products and technologies. For example, we cannot predict:
•the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to make, use, sell, offer to sell or import competitive products without infringing our patents;
•if and when patents will be issued;
•how laws in the various jurisdictions, such as the USPTO or the European Patent Office, or the EPO, will change thus affecting our ability to obtain patents or maintain and enforce existing patents;
•whether or not others will obtain patents claiming inventions similar to those covered by our patents and patent applications; or
•whether we will need to initiate litigation or administrative proceedings (for example, at the USPTO or the EPO) in connection with patent rights, which may be costly whether we win or lose.
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
Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified personnel. We are highly dependent on our management, scientific and medical personnel, especially Stephen S. Yoder, our Chief Executive Officer and President, whose services are critical to the successful implementation of our drug candidate development, our business development and partnerships, and our regulatory and commercialization strategies. Further, as our approach is built upon the drug discovery and development experience of our drug development team, which we believe is a significant contributor to our competitive advantage, we are dependent on the maintenance and growth of that team with qualified members containing high levels of expertise in specific scientific fields. We may in the future hire additional employees for research and development or general and administrative activities.

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
German employment termination law is regulated by various codes, in particular the Kündigungsschutzgesetz, or the German Termination Protection Act, and is intended to give the employee maximum protection against unfair dismissal, including among other things:
•the employer must observe the applicable notice period, which is ordinarily determined by law (between four weeks and seven months, depending upon the length of employment), if a longer period is not otherwise agreed by the parties, and has to deliver a written notice of termination to the employee;
•for companies with more than 10 employees, the German Termination Protection Act generally restricts termination of employment if the employee has been employed for more than six months, wherein the employee may be terminated only for a particular reason, including certain behavioral or personal reasons relating to the employee or certain developments relating to the business of the employer, such as a business restructuring which reduces the number of employee positions;
•special termination protection against unlawful dismissal applies to several other groups of employees, such as an employee that is an officially acknowledged handicapped person, an employee who was appointed as a company’s data protection officer or as a member of the works council of a company, if any, an employee on three years’

maternity leave or a pregnant employee (in these cases, approval of various German authorities is required prior to termination but usually very difficult to obtain); and
•if a company engages in a mass layoff, which is deemed to occur when the employer intends to dismiss a large percentage of its employees during a one-month period, prior written notification to the German employment office is required.

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
Risks Related to the Ownership of Our Common Stock

Our share price is volatile and may be influenced by numerous factors, some of which are beyond our control.
Market prices for shares of biotechnology companies such as ours are often volatile. Thus, the quoted price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:
•the drug candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those drug candidates;
•our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•actual or anticipated adverse results or delays in our clinical trials;
•our failure to commercialize our drug candidates, if approved;
•unanticipated serious safety concerns related to the use of any of our drug candidates;
•adverse regulatory decisions;
•additions or departures of key scientific or management personnel;
•changes in laws or regulations applicable to our drug candidates, including without limitation clinical trial requirements for approvals;
•the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
•disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our drug candidates;
•significant lawsuits, including patent and stockholder class action litigation;
•our dependence on third parties, including CROs and CMOs as well as our current and potential partners that produce companion diagnostic products;
•failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•actual or anticipated variations in quarterly operating results;
•failure to meet or exceed the estimates and projections of the investment community;
•overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•conditions or trends in the biotechnology and biopharmaceutical industries;
•introduction of new products by us or our competitors;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•our ability to maintain an adequate rate of growth and manage such growth;
•issuances of debt or equity securities;
•sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;
•trading volume of our common stock;
•ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;
•general political and economic conditions;
•effects of natural or man-made catastrophic events; and
•other events or factors, many of which are beyond our control.
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

Our management has considerable discretion in the application of our cash, cash equivalents and marketable securities, including the fees and milestone payments from our collaborations and the net proceeds of our securities offerings. We intend to use the cash, cash equivalents and marketable securities to advance our product candidates and for working capital and other general corporate purposes, which will include the hiring of additional personnel and capital expenditures. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the cash, cash equivalents and marketable securities. We may use the cash, cash equivalents and marketable securities for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the financial resources from our collaborations and securities offerings in a manner that does not produce income or that loses value.

If securities or industry analysts do not publish, or cease publishing, research or publish inaccurate or unfavorable research about our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and any trading volume could decline.
The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If only a few securities or industry analysts commence coverage of our company, the trading price for our stock would likely be negatively affected and there can be no assurance that analysts will provide favorable coverage. If securities or industry analysts who initiate coverage downgrade our stock or publish inaccurate or unfavorable research about our business or our market, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and any trading volume to decline. As of December 31, 2020, we had six analysts covering our stock. We lack evidence of the potential benefits that coverage by additional analysts may provide.
We have had, and have previously reported material weaknesses in our internal controls over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an EGC or a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
If we cannot favorably assess the effectiveness of our internal controls over financial reporting, investor confidence and, in turn, our stock price could be materially adversely affected.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, we concluded that we had a material weakness in 2019 in our internal controls over our information technology general controls, or ITGC, related to change and access management process, and as a result, internal controls related to substantially all underlying financial statement accounts and disclosures were ineffective. We also identified deficiencies in internal controls over our quarterly revenue recognition procedures, which were not operating effectively for a sufficient period of time in 2019, and certain controls related to the implementation of ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606), or ASC 606, which, taken together, led us to determine that we had a material weakness in the revenue recognition process.

While we took steps to address these material weaknesses and concluded in 2020 that the material weaknesses had been remediated, such material weaknesses create a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. No material financial statement misstatement was identified in relation to the previously reported material weaknesses in our internal control over financial reporting. Management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in our Annual Report on Form 10-K for the year ended on December 31, 2019 and this Annual Report on Form 10-K, fairly represent in all material respects our financial condition, results of operations and cash flows in accordance with U.S. GAAP. However, we cannot assure you that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on the tradability of our common stock, which in turn would negatively impact our business. We could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the price of our common stock. In addition, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2020, a total of 56,002,815 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.
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
The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional equity capital. Pursuant to registration statements filed with the SEC, we previously registered for resale shares of our common stock, which included all of the shares of our common stock issued in our private placements and in connection with the closing of the Acquisition. For example, in November 2019, we registered for resale 18,029,920 shares of common stock consisting of (w) 5,492,960 shares of common stock issued and outstanding at the time of filing such resale registration statement, (x) 3,522,000 shares of common stock issuable upon the conversion of 3,522 shares of our Series C Convertible Preferred Stock, par value $0.001 per share and (y) 9,014,960 shares of common stock issuable upon exercise of common stock purchase warrants. The resale registration statements permit the resale of these shares at any time without restriction. Further, in August 2019, we entered into a sales agreement pursuant to which the we may offer and sell shares of our common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through an “at the market offering” program, or the ATM Program, under a shelf registration statement on Form S-3. During the year ended December 31, 2020, we sold 3,571,428 shares at a price of $2.80 per share under the ATM Program. The transaction resulted in gross proceeds of $10.0 million, less a 3% contractual commission incurred for the sales agent, resulting in $9.7 million in net proceeds to the Company.
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
Pursuant to our 2020 Employee, Director and Consultant Equity Incentive Plan, or the Pieris 2020 Plan, we are authorized to grant equity awards to our employees, directors and consultants for up to an aggregate of 3,500,000 shares of our common stock, plus an additional 12,725,000 shares granted under the 2019, 2018, 2016 and 2014 Plans, including shares that expired or were canceled on or after July 31, 2019 under these plans and become available for grant under the Pieris 2020 Plan. As of December 31, 2020, we have granted options to purchase approximately 10,011,436 shares of our common stock. Pursuant to our 2018 Employee Stock Purchase Plan, we are authorized to sell 500,000 shares to our employees. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.
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
These provisions provide, among other things:
•a classified Board of Directors with staggered three-year terms;
•the ability of our Board of Directors to issue one or more series of preferred stock with voting or other rights or preferences that could have the effect of impeding the success of an attempt to acquire us or otherwise effect a change of control;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at stockholder meetings;
•certain limitations on convening special stockholder meetings and the prohibition of stockholder action by written consent; and

•directors may only be removed for cause and only by the affirmative vote of the holders of at least 80% of the voting power of all of the then-outstanding shares of our capital stock entitled to vote at an election of directors, voting together as a single class.
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
Our amended and restated Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights, and preferences determined from time-to-time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:
•adversely affect the voting power of the holders of our common stock;
•make it more difficult for a third party to gain control of us;
•discourage bids for our common stock at a premium;
•limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or
•otherwise adversely affect the market price or our common stock.

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our June 2016 private placement, we issued 4,963 shares of our Series A convertible preferred stock to certain affiliates of Biotechnology Value Fund, L.P., or BVF, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In January 2019, we entered into an exchange agreement with BVF to exchange 5,000,000 shares of our common stock previously held by BVF for 5,000 shares of our Series B convertible preferred stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In connection with our November 2019 private placement, we issued 3,522 shares of our Series C convertible preferred stock to certain affiliates of BVF each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In March 2020, we entered into another exchange agreement with BVF to exchange 3,000,000 shares of our common stock previously held by BVF for 3,000 shares of our Series D convertible preferred stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. If the holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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
Under Rule 12b-2 of the Exchange Act, a “smaller reporting company” is a company that is not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and, according to the amended definition effective September 10, 2018, had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. We qualify as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

Item 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.	PROPERTIES

During 2019, we leased approximately 19,000 square feet of office and laboratory space in Freising, Germany under four agreements, including three leases for space on three floors of the same building and a letter agreement for additional conference room space within the building. We extended each lease through March 31, 2020, at which point our lease obligations terminated for this location.

In October 2018, Pieris GmbH entered into a lease initially comprising of approximately 96,400 square feet of mixed laboratory and office space in Hallbergmoos, Germany, which became our location for all German operations in February 2020. This agreement, or the Lease Agreement, provides for an initial term of 150 months, commencing on the date the lessor first delivers the leased property to Pieris GmbH as agreed under the Lease Agreement, which occurred in February 2020. Pieris GmbH and the lessor are each entitled to terminate the Lease Agreement for due cause.

We lease 3,950 square feet of office space in Boston, Massachusetts under a sublease, or the Sublease, that houses our executive offices, clinical operations and other operational functions. The Sublease expires on February 27, 2022 or such earlier date pursuant to the termination provisions of the Sublease. We believe that our facilities are sufficient to meet our needs and will look for suitable additional space as and when needed.

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
Stockholders
As of March 29, 2021, there were 49 and 4 stockholders of record of our common stock and preferred stock, respectively. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat moderate-to-severe asthma and an immuno-oncology (IO) bispecific targeting 4-1BB and HER2. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our core Anticalin technology and platform were developed in Germany, and we have collaborations with major multi-national pharmaceutical companies. In particular, we have an alliance with AstraZeneca to treat respiratory diseases and partnerships with Servier and Seagen, both in IO. Our development programs include:
•PRS-060/AZD1402, our lead respiratory program partnered with AstraZeneca, a drug candidate that antagonizes IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.
•We continue to research and develop additional respiratory drug candidates beyond PRS-060/AZD1402, both within and outside of the AstraZeneca alliance. In addition to PRS-060/AZD1402, the AstraZeneca alliance includes four respiratory programs, the targets and disease areas of which are undisclosed. We retain co-development and co-

commercialization rights to two out of the four programs beyond PRS-060/AZ1402. Our portfolio also includes several respiratory programs outside of the AstraZeneca collaboration.
•Cinrebafusp alfa, our lead IO program, is a fusion protein, comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. Cinrebafusp alfa is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first bispecific T cell co-stimulatory agonist to enter clinical development.
•Additional IO drug candidates beyond cinrebafusp alfa that are multispecific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics, including PRS-344, a bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB. PRS-344 is being developed as part of our IO collaboration with Servier. Other IO drug candidates are being developed as part of our collaboration with Servier and Seagen.

Our programs are in varying stages:
•PRS-060/AZD1402 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 SAD study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well tolerated when given as single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). We presented interim data from the PRS-060/AZD1402 phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb). In that study, during the treatment period, 30 patients were randomized to receive delivered doses of PRS-060/AZD1402 ranging from 2 mg to 60 mg (5 mg to 150 mg administered through a nebulizer (nominal dose)) twice daily for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals. Statistically significant and pronounced inhibition of FeNO relative to placebo was observed at all doses. When comparing the 20 mg PRS-060/AZD1402 powered cohort (n=12) to placebo, the primary statistical analysis using the Emax model demonstrated a 36% relative reduction in FeNO (p-value <0.0001). Systemic target engagement was dose-dependent and closely aligned with systemic exposure of the drug, consistent with results of the phase 1 SAD study. No systemic target engagement and minimal systemic exposure was observed at the 2 mg dose, suggesting that local target engagement by the drug may be sufficient to reduce airway inflammation, as evidenced by FeNO reduction at that 2 mg dose level. In order to further investigate the safety and efficacy profile of PRS-060/AZD1402, the phase 1 MAD study recruited additional cohorts in 2020. The study has now completed, and we are currently planning to disclose data from these additional cohorts in 2021.
•In addition to Ukrainian regulatory approval, AstraZeneca has also recently received ethics approval and regulatory acknowledgement for the phase 2a study of PRS-060/AZD1402 in Australia Patient screening has begun following a COVID-19-related inventory challenge that has been successfully managed. We expect the first patient to be dosed in the second quarter of 2021. The phase 2a study is a two-part, multi-center, placebo-controlled clinical study of PRS-060/AZD1402 that will evaluate PRS-060/AZD1402 at up to three dose levels using a dry powder formulation administered twice daily. The first part of the study will assess the safety and pharmacokinetics of the dry powder formulation in approximately 45 moderate controlled asthmatics. The second part of the study will assess the efficacy, safety and pharmacokinetics of PRS-060/AZD1402 in approximately 360 moderate uncontrolled asthmatics with blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb at screening over four weeks with FEV1 improvement as the primary endpoint. This study of PRS-060/AZD1402, which is being developed for the treatment of moderate-to-severe asthma, is being sponsored, funded and delivered by AstraZeneca. Upon completion of that study, Pieris will have the options to co-develop and, subsequently, co-commercialize PRS-060/AZD1402 in the United States.
•Our additional respiratory programs within and outside of the AstraZeneca alliance are in the discovery stage. AstraZeneca has taken full advantage of all available potential new project starts envisioned in the alliance and all four respiratory programs are ongoing. We retain co-development and co-commercialization rights to two out of the four programs beyond PRS-060/AZD1402. Outside of the AstraZeneca collaboration, Pieris continues to advance several proprietary respiratory programs, which are in the discovery stage.
•We presented additional interim data from the phase 1 monotherapy study and atezolizumab combination study of cinrebafusp alfa in an oral presentation session at the ESMO Virtual Congress in September 2020. As of the July 2020 cutoff date, 74 patients had been enrolled in the monotherapy study, including 21 additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the Society for Immunotherapy of Cancer 2019 Annual Meeting, and 41 patients had been enrolled in the atezolizumab combination therapy study. In the monotherapy study, out of 33 response-evaluable patients at the time of the data cutoff of July 27, 2020, according to RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), three patients achieved a partial response at the 8 mg/kg Q2W dose (cohort 11b), and stable disease was observed in 13 patients as best response out of 33 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an ORR of 12% and a DCR of 52%. Additionally, a significant expansion of CD8+ T cells in the tumor microenvironment of responders and a substantial increase of peripheral soluble 4-1BB were observed in the active dose cohorts, suggesting 4-1BB-mediated target engagement. Cinrebafusp alfa also showed an acceptable safety profile at all doses and schedules tested in each clinical study. In the atezolizumab combination trial, seven dose cohorts have been evaluated at a Q3W dosing schedule ranging from 0.05 mg/kg to 8 mg/kg in combination with a fixed 1200 mg dose of atezolizumab. In that trial, under RECIST 1.1, four patients achieved a confirmed partial response at active dose levels. We plan to advance cinrebafusp alfa into a phase 2 study for the treatment of HER2-positive gastric cancer in combination with ramucirumab and paclitaxel in 2021.
In July 2020, we announced that our phase 1 studies of cinrebafusp alfa were placed on partial clinical hold by the FDA while we conducted an additional in-use stability and compatibility study requested by the FDA. Treatment of currently-enrolled patients continued, although no new patients were enrolled pending resolution of the partial hold. The Company completed the in-use studies it deemed necessary in connection with the partial clinical hold of the cinrebafusp alfa phase 1 studies. As part of the completed studies that supported a robust process for administration of cinrebafusp alfa in the clinical setting, we have optimized the level of an existing excipient to enhance the stability of cinrebafusp alfa under prescribed as well as stressed conditions that could occur in preparation of the drug candidate for patient administration in the real-world clinical setting. In January 2021, FDA lifted the partial clinical hold of the phase 1 studies of cinrebafusp alfa.
In August 2020, we entered into the Lilly Agreement with Lilly, pursuant to which we and Lilly will collaborate in a phase 2 clinical study to determine the safety and efficacy of our cinrebafusp alfa in combination with the standard of care regimen for advanced or metastatic gastric cancer, ramucirumab (Cyramza®) and paclitaxel, for the treatment of HER2-positive gastric cancer.
•For our additional IO drug candidates, we are conducting activities relating to candidate identification, optimization and preclinical evaluation.
◦We anticipate filing an IND application for PRS-344, a 4-1BB/PD-L1 bispecific in 2021.
◦We have successfully completed non-GLP preclinical work for PRS-352 in 2020 and the program is currently under further development at Servier. PRS-352 is a preclinical-stage program within the Servier alliance addressing undisclosed targets for immuno-oncology.
◦We achieved a key development milestone during 2020 for one of the programs in the Seagen collaboration, a bispecific tumor-targeted costimulatory agonist, triggering a $5.0 million milestone. We also handed the program over to Seagen, which is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the achieved milestone further validates our approach and leadership in immuno-oncology bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the years ended December 31, 2020 and 2019, we reported net losses of $37.2 million and $25.5 million, respectively. As of December 31, 2020, we had an accumulated deficit of $211.4 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the fiscal years ended December 31, 2020 and 2019 were from license and collaboration agreements with our partners.
A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. At each period end, we remeasure assets and liabilities to the functional currency of that entity (for example, U.S. dollar payables recorded by Pieris Pharmaceuticals GmbH). Remeasurement gains and losses are recorded in the statement of operations line item ‘Other income (expense), net’. All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average rate during the period. Equity transactions are translated using historical exchange rates. All adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss.
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
Research and Development Expenses
The process of researching and developing drugs for human use is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the following programs: our lead respiratory program, PRS-060/AZD1402 and our other respiratory programs, our IO programs, currently comprised of cinrebafusp alfa as well as multiple additional proprietary and partnered programs, including PRS-344. These programs consume a large proportion of our current, as well as projected, resources.
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

Results of Operations
Comparison of Years Ended December 31, 2020 and December 31, 2019
The following table sets forth our revenues and operating expenses for the fiscal years ended December 31, 2020 and 2019 (in thousands):

	Years ended December 31,
	2020	2019
Revenues	$29,323	$46,279

Research and development expenses	46,531	54,996
General and administrative expenses	16,713	18,440
Total operating expenses	63,244	73,436

Interest income	511	1,714
Other (expense) income , net	(3,656)	(26)
Net loss	$(37,230)	$(25,469)
Revenues

The following table provides a comparison of revenues for the years ended December 31, 2020 and 2019 (in thousands):

	Years ended December 31,
	2020	2019	Increase/(Decrease)
Revenue from contracts with customers	$23,911	$32,065	$(8,154)
Collaboration revenue	5,412	14,214	$(8,802)
Total Revenue	$29,323	$46,279	$(16,956)
•The $8.2 million decrease in revenue from contracts with customers for the year ended December 31, 2020 compared to the year ended December 31, 2019 is driven by the following:
◦Lower net revenue on the AstraZeneca collaboration agreement in 2020 compared to 2019. Revenue in 2019 benefited from the termination of certain performance obligations along with higher level of activities on PRS-060.
◦Lower revenue on the ASKA arrangement due to delivery of the final clinical report and arrangement completion in 2019.
◦Overall decrease partially offset by higher net revenue on the Servier collaboration agreement in 2020 compared to 2019. Revenue recorded in 2020 benefited from the discontinuance of an early-stage program.
◦Overall decrease partially offset by the achievement in 2020 of a $5.0 million milestone related to the go decision on the first program under the Seagen agreement.
•Collaboration revenue decreased by $8.8 million in the year ended December 31, 2020 compared to the year ended December 31, 2019. Collaboration revenue recorded in 2019 benefited from the termination of the co-development of PRS-332 by Servier for strategic reasons and ongoing activities across multiple programs. Revenue recorded in 2020 benefited, to a much lesser extent than in 2019, from the discontinuance of an early-stage program.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for the years ended December 31, 2020 and 2019 (in thousands):

	Years ended December 31,
	2020	2019	Increase/(Decrease)
Immuno-oncology	$12,386	$19,669	$(7,283)
Respiratory	9,677	11,634	$(1,957)
Other R&D activities	24,468	23,693	$775
Total	$46,531	$54,996	$(8,465)

•the $7.3 million decrease in our immuno-oncology program spending period-over-period is due primarily to an decrease in clinical costs incurred for cinrebafusp alfa due to the partial clinical hold that was in effect for the second half of 2020 and lower drug product manufacturing costs for cinrebafusp alfa, PRS-344, and earlier stage proprietary and partnered discovery programs;
•the $2.0 million decrease for our respiratory programs period-over-period is due primarily to decreases to our ongoing CMC costs for PRS-060/AZD1402;
•the $0.8 million increase in other research and development activities expenses is mainly due to an increase in allocated facility costs and higher lap equipment service and maintenance costs due to the new Hallbergmoos facility partially offset by lower travel costs due to COVID-19 restrictions and lower clinical costs for PRS-080.
General and Administrative Expenses
General and administrative expenses was $16.7 million for the year ended December 31, 2020 as compared to $18.4 million for the year ended December 31, 2019. The decrease is due to lower professional service costs partially related to Sarbanes-Oxley readiness activities, lower personnel costs, lower audit expense, and lower overall travel and entertainment costs due to COVID-19 restrictions. This was partially offset by higher legal costs, higher insurance premiums, and higher overall facility costs as the Hallbergmoos site was placed into service in February 2020.
Non-operating income (expense), net

Our non-operating expense was $3.1 million for the year ended December 31, 2020 as compared to a non-operating income of $1.7 million for the year ended December 31, 2019. This decrease is due to a severely weakening U.S. dollar in 2020 along with lower net interest realized as a result of lower net invested amounts throughout 2020 and a significantly lower interest rate environment.
Liquidity and Capital Resources

We are subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.
Through December 31, 2020, we have funded our operations with $451.4 million of cash that has been obtained from the following main sources: $212.9 million from sales of equity; $217.8 million in total payments received under license and collaboration agreements, including $45.2 million for research and development services costs received from our collaboration partners; $14.2 million from government grants and $6.5 million from loans.
As of December 31, 2020, we had a total of $70.4 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the years ended December 31, 2020 and 2019, respectively, and have a total accumulated deficit of $211.4 million as of December 31, 2020. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for at least the next several years.
The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2020 and 2019 respectively (in thousands):

	Years ended December 31,
	2020	2019
Net cash used in operating activities	$(45,896)	$(52,467)
Net cash provided by investing activities	39,212	9,838
Net cash provided by financing activities	10,115	32,166

Net cash used in operating activities for the year ended December 31, 2020 and 2019 was $45.9 million and $52.5 million, respectively. The change is primarily driven by a pronounced decrease in the impact to cash of deferred revenue due to cancellation of certain performance obligations in 2019 and higher collections of accounts receivable and less prepaid expense activity in the current year, offset by an $11.8 million increase in the net loss in 2020 compared to the same period in 2019 and a decrease in accounts payable and accrued expenses due to higher accruals at year-end 2019 related to the new facility.
The change in net cash provided by investing activities for the year ended December 31, 2020 compared to the same period in 2019 is mainly attributable to lower purchases and increased maturities resulting in an overall decrease in investment in the current year compared to 2019 along with an increase in purchases of property and equipment related to our move to a new R&D facility.

Financing activities for the year ended December 31, 2020 and 2019 were $10.1 million and $32.2 million, respectively. The change is primarily driven by a decrease in proceeds from financing activities in 2020 compared to the same period in 2019. Financing activities in 2019 benefited from the proceeds of the 2019 private placement (described below). Financing activities in 2020 benefited from the proceeds from a strategic sale on our ATM Program to strengthen our shareholder base.

In August 2019, we entered into a sale agreement pursuant to which we may offer and sell shares of its common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through an “at the market offering” program, or the ATM Program, under a shelf registration statement on Form S-3 (File No. 333-226725). Through December 31, 2020, we have sold $10.0 million of common shares under the ATM Program.
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
In March 2021, we amended our strategic collaboration agreement with Seagen which resulted in their purchase of $13.0 million of our common stock (See Note 3). In March 2021, we also earned a $13.0 million milestone from AstraZeneca related to the initiation of the phase 2a study for PRS-060/AZD1402 and AstraZeneca agreed to purchase $10.0 million of our common stock (See Note 3).
Our future success is dependent on our ability to identify and develop our product candidates, expand our corporate infrastructure and ultimately upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. We have several research and development programs underway in varying stages of development and we expect that these programs will continue to require increasing amounts of cash for development, conducting clinical trials, and testing and manufacturing of product material. Cash necessary to fund operations will increase significantly over the next several years as we continue to conduct these activities necessary to pursue governmental regulatory approval of clinical-stage programs and other product candidates.
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
In addition, any unfavorable development or delay in the progress of our core clinical-stage programs including cinrebafusp alfa and PRS-060/AZD1402 could have a material adverse impact on our ability to raise additional capital.
We plan to raise additional capital to fulfill our operating and capital requirements through public or private equity financings, utilization of our current ATM program, strategic collaborations, licensing arrangements, and/or the achievement of milestones under our collaborative agreements. The funding requirements of our operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although we continue to pursue these funding plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.
We believe that our currently available funds will be sufficient to fund our operations through at least the next twelve months from the issuance of this Annual Report on Form 10-K. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding. If we are unable to obtain additional funding on acceptable terms when needed, we may be required to defer or limit some or all of our research, development, and/or clinical projects

Off-Balance Sheet Arrangements
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

As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:
•An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures,
•An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,
•An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and
•An opportunity to utilize the non-accelerated filer time-line requirements beginning with our annual report for the year ending December 31, 2020 and quarterly filings thereafter.

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
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2020. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.
Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of December 31, 2020, our disclosure controls and procedures and internal control over financial reporting were effective.

Remediation of Material Weakness from 2019
A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

As previously disclosed, in connection with the preparation of our financial statements for the year ended December 31, 2019, we concluded that we had a material weakness in internal controls over our information technology general controls (ITGCs) related to change and access management processes, and that as a result, internal controls related to substantially all underlying financial statement accounts and disclosures were ineffective. We also identified deficiencies in internal controls over our quarterly revenue recognition procedures in that they were not operating effectively for a sufficient period of time in 2019 and certain controls related to the implementation of ASC 606 which, taken together, led us to determine that we had a material weakness in the revenue recognition process. To remediate the material weaknesses identified, we performed the following actions during 2020:
•With respect to the material weakness in ITGCs, we have reevaluated our risk assessment and IT control environment within the finance department, developed an IT policy with a clear description on how the controls are designed to operate and established more rigorous controls over system access, administration and system changes.
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

Management, including our principal executive officer and principal financial officer, has concluded that the financial statements and other financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.
Changes in Internal Control over Financial Reporting

Except for the remediation activities described above, there have been no changes in internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fourth quarter of 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 11.	EXECUTIVE COMPENSATION
    The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
    The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2020.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements” on page F-1 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Acquisition Agreement, dated as of December 17, 2014, by and among the Registrant, Pieris AG and the former stockholders of Pieris AG named therein		Form 8-K (Exhibit 2.1)	December 18, 2014	333-190728

3.1	Amended and Restated Articles of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	December 18, 2014	333-190728

3.2	Certificate of Designation of Series A Convertible Preferred Stock		Form 10-Q (Exhibit 3.1)	August 11, 2016	001-37471

3.3	Certificate of Designation of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	February 4, 2019	001-37471
3.4	Certificate of Designation of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	November 4, 2019	001-37471
3.5	Certificate of Designation of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	April 6, 2020	001-37471

3.6	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	December 18, 2014	333-190728

3.7	Amendment to the Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	September 3, 2019	001-37471
4.1	Form of Common Stock certificate		Form 8-K (Exhibit 4.1)	December 18, 2014	333-190728

4.2	Form of Common Stock certificate		Form 10-K (Exhibit 4.2)	March 23, 2016	001-37471

4.3	Description of Registered Securities		Form 10-K (Exhibit 4.3)	March 13, 2020	001-37471

10.1	2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	December 18, 2014	333-190728

10.2	Form of Stock Option Award Agreement under the Registrant’s 2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.2)	December 18, 2014	333-190728

10.3	2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 1, 2016	001-37471

10.4	Form of Stock Option Award Agreement under the Registrant’s 2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 10-K (Exhibit 10.4)	March 30, 2017	001-37471

10.5	2018 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 26, 2018	001-37471

10.6	Form of Stock Option Award Agreement under the Registrant’s 2018 Employee, Director and Consultant Equity Incentive Plan	#	Form S-8 (Exhibit 10.2)	August 9, 2018	333-226733

10.7	2018 Employee Stock Purchase Plan	#	Form 8-K (Exhibit 10.2)	July 26, 2018	001-37471

10.8	2019 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 31, 2019	001-37471
10.9	2020 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	June 29, 2020	001-37471

10.10	Research and Licensing Agreement by and between Pieris AG and Technische Universität München, dated as of July 26, 2007	±	Form 10-K (Exhibit 10.10)	March 30, 2015	333-190728

10.11	License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc dated as of April 18, 2016	±	Form 10-Q/A (Exhibit 10.1)	July 20, 2016	001-37471

10.12	Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. dated as of June 6, 2016	±	Form 10-Q (Exhibit 10.1)	August 11, 2016	001-37471

10.13	Amendment No.1 to Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. effective as of January 3, 2017		Form 10-K (Exhibit 10.14)	March 30, 2017	001-37471

10.14	Collaboration Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017	±	Form 10-K/A (Exhibit 10.15)	April 26, 2018	001-37471

10.15	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017	±	Form 10-K/A (Exhibit 10.16)	April 26, 2018	001-37471

10.16	First Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of June 16, 2017	±	Form 10-Q/A (Exhibit 10.4)	April 26, 2018	001-37471

10.17	Letter Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of January 3, 2020	+	Form 10-K (Exhibit 10.16)	March 13, 2020	001-37471

10.18	Exclusive Option Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and ASKA Pharmaceutical Co., Ltd., dated as of February 27, 2017	±	Form 10-Q/A (Exhibit 10.3)	April 26, 2018	001-37471

10.19	License & Collaboration Agreement by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH & Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017	±	Form 10-Q/A (Exhibit 10.1)	April 26, 2018	001-37471

10.20	Non-Exclusive Anticalin® Platform Technology License Agreement, by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH and Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017	±	Form 10-Q/A (Exhibit 10.2)	April 26, 2018	001-37471

10.21	License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated February 8, 2018	±	Form 10-Q (Exhibit 10.1)	May 10, 2018	001-37471
10.22	Amendment No. 1 to License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.2)	August 10, 2020	001-37471

10.23	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated February 8, 2018	±	Form 10-Q (Exhibit 10.2)	May 10, 2018	001-37471
10.24	Amendment No. 1 to Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.3	August 10, 2020	001-37471

10.25	Clinical Trial Collaboration and Supply Agreement by and among the Registrant and Eli Lilly and Company, dated August 10, 2020		Form 10-Q (Exhibit 10.1)	November 4, 2020	001-37471
10.26	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers	#	Form 8-K (Exhibit 10.10)	December 18, 2014	333-190728

10.27	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.15)	December 18, 2014	333-190728

10.28	Employment Agreement by and between the Registrant and Louis A. Matis, M.D., dated as of July 20, 2015	#	Form 10-Q (Exhibit 10.1)	November 13, 2015	001-37471

10.29	Letter Agreement by and between the Registrant and Louis A. Matis, M.D., dated as of January 3, 2020	#	Form 10-K (Exhibit 10.25)	March 13, 2020	001-37471

10.30	Non-Employee Director Compensation Policy, as amended	#	Form 10-K (Exhibit 10.26)	March 13, 2020	001-37471

10.31	Lease Agreement by and between Pieris AG and Födergesellschft IZB mbH, dated as of May 4, 2011		Form 8-K (Exhibit 10.23)	December 18, 2014	333-190728

10.32	Agreement of Sublease by and between Berenberg Capital Markets LLC and the Registrant, dated as of August 27, 2015		Form 10-Q (Exhibit 10.3)	November 13, 2015	001-37471

10.33	Subtenant Recognition and Attornment Agreement, by and among Pieris Pharmaceuticals, Inc., 225 State Street, LLC, and Berenberg Capital Markets LLC, dated as of May 31, 2019	Form 10-Q (Exhibit 10.29.1)	August 9, 2019	001-37471

10.34	Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated October 24, 2018	Form 10-K (Exhibit 10.30)	March 18, 2019	001-37471

10.35	Amendment No. 1 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated May 21, 2019 (English translation)	Form 10-K (Exhibit 10.31)	March 13, 2020	001-37471

10.36	Amendment No. 2 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated February 13, 2020 (English translation)	Form 10-K (Exhibit 10.32)	March 13, 2020	001-37471

10.37	Form of Securities Purchase Agreement, dated December 17, 2014, by and among the Registrant and the Purchasers	Form 8-K (Exhibit 10.1)	December 23, 2014	333-190728

10.38	Form of Registration Rights Agreement, dated December 17, 2014, by and among the Registrant and the investors party thereto	Form 8-K (Exhibit 10.2)	December 23, 2014	333-190728

10.39	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by the Registrant	Form 8-K (Exhibit 10.3)	December 23, 2014	333-190728

10.40	Securities Purchase Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein	Form 8-K (Exhibit 10.1)	June 6, 2016	001-37471

10.41	Registration Rights Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein	Form 8-K (Exhibit 10.3)	June 6, 2016	001-37471

10.42	Form of Warrant to purchase Common Stock, dated June 2, 2016, issued by the Registrant	Form 8-K (Exhibit 10.2)	June 6, 2016	001-37471

10.43	Securities Purchase Agreement, dated November 2, 2019, by and among the Company and the Investors named therein	Form 8-K (Exhibit 10.1)	November 4, 2019	001-37471

10.44	Registration Rights Agreement, dated November 2, 2019, by and among the Company and the Investors named therein	Form 8-K (Exhibit 10.3)	November 4, 2019	001-37471

10.45	Form of Warrant to purchase Common Stock, dated November 2, 2019, issued by the Registrant	Form 8-K (Exhibit 10.2)	November 4, 2019	001-37471

10.46	Exchange Agreement, dated January 30, 2019, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.	Form 8-K (Exhibit 10.1)	February 4, 2019	001-37471

10.47	Exchange Agreement, dated March 31, 2020, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.	Form 8-K (Exhibit 10.1)	April 6, 2020	001-37471
10.48	Open Market Sale Agreement, dated as of August 9, 2019, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC	Form 10-Q (Exhibit 10.1)	August 9, 2019	001-37471

10.49	Managing Director Services Agreement by and between Pieris Pharmaceuticals GmbH and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.2)	November 12, 2019	001-37471

10.50	Non-Qualified Stock Option Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.3)	November 12, 2019	001-37471

14.1	Corporate Code of Ethics and Conduct and Whistleblower Policy	*

21.1	List of Subsidiaries	*

23.1	Consent of Ernst & Young LLP	*

31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Thomas Bures, Vice President of Finance, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**

32.2	Certification of Thomas Bures, Vice President of Finance, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith

**	Furnished herewith

±	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
+	Portions of the exhibit are omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Copies of the unredacted exhibit will be furnished to the SEC upon request.
#	Indicates a management contract or compensatory plan

Item 16.	FORM 10-K SUMMARY
We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

March 31, 2021	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Yoder	President, Chief Executive Officer and	March 31, 2021
Stephen S. Yoder	Director (Principal Executive Officer)

/s/ Thomas Bures	Vice President, Finance and	March 31, 2021
Thomas Bures	Treasurer (Principal Financial and Accounting Officer)

/s/ James Geraghty	Chairman of the Board of Directors	March 31, 2021
James Geraghty

/s/ Michael Richman	Director	March 31, 2021
Michael Richman

/s/ Maya R. Said, Sc.D.	Director	March 31, 2021
Maya R. Said, Sc.D.

/s/ Peter Kiener, D.Phil.	Director	March 31, 2021
Peter Kiener, D.Phil.

/s/ Christopher Kiritsy	Director	March 31, 2021
Christopher Kiritsy

/s/ Ann Barbier, M.D., Ph.D.	Director	March 31, 2021
Ann Barbier, M.D., Ph.D.

/s/ Matthew L. Sherman, M.D.	Director	March 31, 2021
Matthew L. Sherman, M.D.

PIERIS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pieris Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pieris Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2018-18, Collaborative Arrangements: Clarifying the Interaction Between Topic 808 and Topic 606.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Clinical Trial Expenses
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company records research and development expenses, which include expenses related to clinical trials, as incurred. The Company’s determination of clinical trial costs incurred, as well as the related accrued and prepaid expenses at each reporting period incorporates judgment and utilizes various assumptions. Such judgments and assumptions include an evaluation of the information provided to the Company by third parties on actual costs incurred but not yet billed, estimated project timelines and patient enrollment. Payments for these activities are based on the terms of the individual arrangements, which differ from the pattern of costs incurred.

Auditing the Company’s accrued and prepaid clinical trial expenses was especially challenging due to the large volume of information received from multiple sources that perform service on the Company’s behalf. While the Company’s estimates of accrued and prepaid clinical trial expenses are primarily based on information received related to each study from its vendors, the Company may need to make an estimate for additional costs incurred based on management judgment. Additionally, due to the duration of the work performed under clinical trials and the timing of invoices received from vendors, the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit
To evaluate the accrued and prepaid clinical trial expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions that are used by management to estimate the recorded accruals and prepayments. We corroborated the progress of research and development activities associated with clinical trials through discussion with the Company’s research and development personnel that oversee the research and development activities. We inspected the Company’s third-party contracts, amendments, and any pending change orders to assess the impact on amounts recorded. We also reviewed information received by the Company directly from certain third parties, which indicated the third parties’ estimate of costs incurred to date. In addition, we performed analytics over fluctuations in accruals and prepaids by vendor throughout the period subject to audit and compared subsequent invoices received from third parties to amounts accrued.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.
Boston, Massachusetts
March 31, 2021

PIERIS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$70,436	$62,260
Short term investments	—	41,894
Accounts receivable	1,706	6,787
Prepaid expenses and other current assets	3,579	4,072
Total current assets	75,721	115,013
Property and equipment, net	22,046	19,502
Operating lease right-of-use assets	3,934	3,436
Other non-current assets	3,309	3,146
Total assets	$105,010	$141,097
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,787	$5,803
Accrued expenses and other current liabilities	7,731	9,944
Deferred revenues, current portion	12,627	11,256
Total current liabilities	22,145	27,003
Deferred revenue, net of current portion	35,900	47,258
Operating lease liabilities	15,932	15,484
Other long-term liabilities	6	—
Total liabilities	73,983	89,745
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized and 14,429 and 11,429 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 56,002,815 and 55,212,437 issued and outstanding at December 31, 2020 and 2019, respectively	56	55
Additional paid-in capital	242,672	227,468
Accumulated other comprehensive loss	(295)	(1,995)
Accumulated deficit	(211,406)	(174,176)
Total stockholders’ equity	31,027	51,352
Total liabilities and stockholders’ equity	$105,010	$141,097
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019
Revenue
Customer revenue	$23,911	$32,065
Collaboration revenue	5,412	14,214
Total revenue	29,323	46,279
Operating expenses
Research and development	46,531	54,996
General and administrative	16,713	18,440
Total operating expenses	63,244	73,436
Loss from operations	(33,921)	(27,157)
Interest income	511	1,714
Other expense, net	(3,656)	(26)
Loss before income taxes	(37,066)	(25,469)
Income tax provision	164	—
Net loss	(37,230)	(25,469)
Foreign currency translation	1,630	973
Unrealized gain on available-for-sale securities	70	14
Comprehensive loss	$(35,530)	$(24,482)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(37,230)	$(25,469)
Accretion of Series C convertible preferred stock	—	(2,830)
Net loss attributable to common stockholders	(37,230)	(28,299)
Net loss per share:
Basic and diluted	$(0.68)	$(0.56)
Weighted average number of common shares outstanding used in net loss per share attributable to common stockholders
Basic and diluted	54,481	50,625
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of January 1, 2019	3	—	54,151	54	189,929	(2,982)	(147,066)	39,935
Net loss	—	—	—	—	—	—	(25,469)	(25,469)
Foreign currency translation adjustment	—	—	—	—	—	973	—	973
Unrealized gain on investments	—	—	—	—	—	14	—	14
Adoption of ASC 606, Revenue from Contracts with Customers	—	—	—	—	—	—	(1,641)	(1,641)
Stock based compensation expense	—	—	—	—	5,374	—	—	5,374
Issuance of common stock resulting from exercise of stock options	—	—	279	—	553	—	—	553
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	113	—	369	—	—	369
Issuance of common stock resulting from exercise of warrants	—	—	176	—	246	—	—	246
Issuance of common stock and Series C preferred stock resulting from offering, net of $1.0 million in offering costs	4		5,493	6	30,992	—	—	30,998
Preferred stock conversion (Series B)	5	—	(5,000)	(5)	5	—	—	—
Balance as of December 31, 2019	11	$—	55,212	$55	$227,468	$(1,995)	$(174,176)	$51,352
Net loss	—	—	—	—	—	—	(37,230)	(37,230)
Foreign currency translation adjustment	—	—	—	—	—	1,630	—	1,630
Unrealized gain on investments	—	—	—	—	—	70	—	70
Stock based compensation expense	—	—	—	—	5,090	—	—	5,090
Issuance of common stock resulting from exercise of stock options	—	—	149	—	291	—	—	291
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	70	—	200	0	0	200
Issuance of common stock pursuant to at-the-market offering program, net of $0.4 million in offering costs	—		3,571	4	9,620	—	—	9,624
Preferred stock conversion (Series D)	3,000	—	(3,000)	(3)	3	—	—	—
Balance as of December 31, 2020	14	—	56,003	56	242,672	(295)	(211,406)	31,027
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019
Operating activities:
Net loss	$(37,230)	$(25,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,311	632
Right-of-use asset amortization	(184)	408
Stock-based compensation	5,090	5,374
Other non-cash transactions	(133)	(69)
Realized investment gain/loss	471	(1,161)
Deferred tax liability	164	—
Foreign currency re-measurement loss	(8)	(61)
Changes in operating assets and liabilities:
Accounts receivable	5,343	(4,055)
Prepaid expenses and other assets	(500)	(679)
Deferred revenue	(14,496)	(28,524)
Accounts payable	(4,354)	1,257
Accrued expenses and other current liabilities	(1,655)	(914)
Lease liabilities	(715)	794
Net cash used in operating activities	(45,896)	(52,467)
Investing activities:
Purchase of property and equipment	(2,726)	(2,462)
Proceeds from maturities of investments	83,437	63,325
Proceeds from sale of investments	—	8,292
Purchase of investments	(41,499)	(59,317)
Net cash provided by investing activities	39,212	9,838
Financing activities:
Proceeds from exercise of options	291	553
Proceeds from employee stock purchase plan	200	369
Proceeds from exercise of warrants	—	246
Issuance of Common and Preferred Stock, net of issuance costs	9,624	30,998
Net cash provided by financing activities	10,115	32,166
Effect of exchange rate change on cash and cash equivalents	4,745	(2,144)
Net increase in cash and cash equivalents	8,176	(12,607)
Cash and cash equivalents at beginning of year	62,260	74,867
Cash and cash equivalents at end of year	$70,436	$62,260
Supplemental cash flow disclosures:
Accretion of Series C convertible preferred stock	$—	$2,830
Net unrealized gain on investments	$70	$—
Property and equipment included in accounts payable	$131	$1,235
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Corporate Information
Pieris Pharmaceuticals, Inc., was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company which was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries, hereinafter collectively Pieris, or the Company, is a clinical-stage biopharmaceutical company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Pieris' corporate headquarters is located in Boston, Massachusetts and its research facility, as of December 31, 2020, was located in Freising-Weihenstephan, Germany. The Company moved its research facility to Hallbergmoos, Germany in February 2020.
Pieris's clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat moderate-to-severe asthma and an immuno-oncology, or IO, bispecific targeting 4-1BB and HER2.
The Company’s core Anticalin technology and platform was developed in Germany, and the Company has partnership arrangements with several major multi-national pharmaceutical companies.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval and reimbursement for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.

As of December 31, 2020, cash and cash equivalents were $70.4 million. In March 2021, the Company amended its strategic collaboration agreement with Seagen which resulted in their purchase of $13.0 million of the Company’s common stock (See Note 3). In March 2021, the Company earned a $13.0 million milestone from AstraZeneca related to the initiation of the phase 2a study for PRS-060/AZD1402 and AstraZeneca agreed to purchase $10.0 million of the Company's common stock (See Note 3).

The Company’s net loss was $37.2 million and $25.5 million for the years ended December 31, 2020 and 2019, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $211.4 million as of December 31, 2020. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years.
The future success of the Company is dependent on its ability to identify and develop its product candidates, expand its corporate infrastructure and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expenses to support such research and development. The Company has several research and development programs underway in varying stages of development and it expects that these programs will continue to require increasing amounts of cash for development, conducting clinical trials, and testing and manufacturing of product material. Cash necessary to fund operations will increase significantly over the next several years as the Company continues to conduct these activities necessary to pursue governmental regulatory approval of clinical-stage programs and other product candidates.
The Company plans to raise additional capital to fulfill its operating and capital requirements through public or private equity financings, utilization of its current ATM program, strategic collaborations, licensing arrangements, and/or the achievement of milestones under its collaborative agreements. The funding requirements of the Company’s operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue these funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. Until such time as the Company can generate substantial product revenues, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of the Company’s existing stockholders.
The Company believes that its currently available funds will be sufficient to fund the Company’s operations through at least the next twelve months from the issuance of this Annual Report on Form 10-K. The Company's belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding. If the Company is unable to obtain additional funding on acceptable terms when needed, it may be required to defer or limit some or all of its research, development, and/or clinical projects.

2.    Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates
The accompanying consolidated financial statements of Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries were prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated.

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates are used for, but are not limited to, assumptions used to estimate its ability to continue as a going concern; revenue recognition; deferred tax assets, deferred tax liabilities and valuation allowances; beneficial conversion features; fair value of stock options, preferred stock, and warrants; and various accruals. Management evaluates its estimates on an ongoing basis. Actual results and outcomes could differ materially from management’s estimates, judgments, and assumptions.
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

Financial instruments measured at fair value on a recurring basis include cash equivalents and investments (Note 5).

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
Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts and represent amounts due from strategic partners. The Company monitors and evaluates collectability of receivables on an ongoing basis and considers whether an allowance for doubtful accounts is necessary. The Company determined that no such reserve is needed as of December 31, 2020 and 2019. Historically, Pieris has not had collectability issues.
Property and Equipment
Property and equipment are recorded at acquisition cost, less accumulated depreciation and impairment. Depreciation on property and equipment is calculated using the straight-line method over the remaining estimated useful lives of the assets. Maintenance and repairs to these assets are charged to expenses as occurred. During the year ended December 31, 2020, the Company added material assets related to the February 2020 move to a new research and development facility in Hallbergmoos, Germany. The Company expanded its presentation of property and equipment to be more descriptive and updated the useful life for one asset category on a prospective basis. The disclosures for property and equipment, net as of December 31, 2019 have been reclassified to conform with the current period presentation. The estimated useful life of the different groups of property and equipment is as follows:

Asset Classification	Estimated useful life (in years)
Leasehold improvements	shorter of useful life or remaining life of the lease
Laboratory furniture and equipment	8 - 14
Office furniture and equipment	5 - 13
Computer and equipment	3 - 7
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

In November 2018, the FASB issued ASU 2018-18, which makes targeted improvements to U.S. GAAP for collaborative arrangements, including: clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, or ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account; adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606; and a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The guidance per ASU 2018-18 was adopted retrospectively to the date of initial application of ASC 606. The Company adopted ASU 2018-18 in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements; however, revenue recognized under a collaborative arrangement involving a participant that is not a customer (Collaboration revenue) is now presented separately from Customer revenue. This change has been reflected in the consolidated statement of operations and the 2019 amounts were adjusted to conform to ASC 808 as follows:

	Twelve Months Ended December 31, 2019
	As reported pre-adoption	ASC 808 Adoption Adjustment	As reported post-adoption
Customer revenue	$43,646	$(11,581)	$32,065
Collaboration revenue	2,633	11,581	14,214
Total Revenue	$46,279	$—	$46,279

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

All excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the Company's statement of operations and comprehensive loss. For the years ended December 31, 2020 and 2019, the Company did not record an income statement benefit for excess tax benefits as a valuation allowance is also required on these amounts.
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
During the years ended December 31, 2020 and 2019, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Years Ended December 31,
	2020	2019
AstraZeneca	$8,308	$25,828
Seagen	9,702	2,493
Servier	11,313	15,048
Other	—	2,910
Total Revenue	$29,323	$46,279
Under the Company´s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions) as of December 31, 2020:

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$1,111	$960
Servier	247	221
Seagen	764	450
Total potential milestone payments	$2,122	$1,631
Strategic Partnerships
Seagen

On February 8, 2018, the Company entered into a license and collaboration agreement, or the Seagen Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or the Seagen Platform License, and together with the Seagen Collaboration Agreement, the Seagen Agreements, with Seagen, Inc., or Seagen, pursuant to which the parties will develop multiple targeted bispecific IO treatments for solid tumors and blood cancers.

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

The term of each of the Seagen Agreements ends upon the expiration of all of Seagen's payment obligations under each agreement. The Seagen Collaboration Agreement may be terminated by Seagen on a product-by-product basis for convenience beginning 12 months after its effective date upon 90 days' notice or, for any program where a pivotal study has been initiated, upon 180 days' notice. Any program may be terminated at Seagen's option. If any program is terminated by Seagen after a pre-defined pre-clinical stage, the Company will have full rights to continue such program. If any program is terminated by Seagen prior to such pre-defined pre-clinical stage, the Company will have the right to continue to develop such program, but will be obligated to offer a co-development option to Seagen for such program. The Seagen Collaboration Agreement may also be terminated by Seagen or the Company for an uncured material breach by the other party upon 90 days' notice, subject to extension for an additional 90 days if the material breach relates to diligence obligations and subject, in all cases, to dispute resolution procedures. The Seagen Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances, including for reasons of safety, be terminated on a product-by-product basis. Each party may also terminate the Seagen Agreements if the other party challenges the validity of any patents licensed under the Seagen Agreements, subject to certain exceptions. The Seagen Platform License will terminate upon termination of the Seagen Collaboration Agreement, whether in its entirety or on a product-by-product basis.

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

As a result, management concluded there are six separate performance obligations at the inception of the Seagen Agreements: (i) three combined performance obligations, each comprised of a non-exclusive platform technology license, a co-exclusive candidate research license, and research and development services for the first three approved Seagen antibody target programs, (ii) two performance obligations each comprised of a material right for an antibody target swap option for the first and the second approved Seagen antibody target for no additional consideration, and (iii) one performance obligation comprised of the participation on the various governance committees.

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

The transaction price at inception is comprised of fixed consideration of $30.0 million in upfront fees and variable consideration of $4.9 million of estimated research and development services to be reimbursed as research and development occurs through the research term. The $30.0 million upfront fee, which represents the fixed consideration in the transaction price, was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The $4.9 million in variable consideration related to the research and development services is allocated specifically to the three target program performance obligations based upon the budgeted services for each program

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires, or if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized straight-line over the anticipated research term for all research programs. As of December 31, 2020, there was $20.7 million of aggregate transaction price allocated to remaining performance obligations.

In June 2020, Seagen and the Company entered into amendments to the Seagen Agreements, or together, the First Seagen Amendment. The Seagen Amendment extended the deadline for Seagen to nominate a second and third antibody target. As a result of the Seagen Amendment, which completed the remaining performance obligations under the research term for the first antibody target, the Company recorded $4.2 million of previously deferred revenue for the year ended December 31, 2020. The Company also recorded $5.0 million of milestone revenue in June 2020.

Under the Seagen Agreements, the Company is eligible to receive various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that all research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur.

As of December 31, 2020, there is $5.7 million and $11.8 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

On March 24, 2021, the Company announced that Seagen made a strategic equity investment in Pieris, and that the companies had entered into a combination study agreement, or the Combination Study Agreement, to evaluate the safety and efficacy of combining Pieris’ cinrebafusp alfa with Seagen’s tucatinib, a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of the upcoming phase 2 study to be conducted by Pieris. The companies have also entered into an Amended and Restated License and Collaboration Agreement, or the Second Seagen Amendment, in which their existing immuno-oncology collaboration agreement has been amended relating to joint development and commercial rights for the second program in the alliance.

Specifically, under the Second Seagen Amendment, Pieris’ option to co-develop and co-commercialize the second of three programs in the collaboration has been converted to a co-promotion option in the United States, with Seagen solely responsible for the development and overall commercialization of that program. Pieris will also be entitled to increased royalties from that program in the event that it chooses to exercise the co-promotion option. In connection with the agreements described above, the Company and Seagen entered into a subscription agreement, or the Seagen Subscription Agreement, pursuant to which the Company agreed to issue to Seagen, and Seagen agreed to acquire from the Company, 3,706,174 shares of the Company’s common stock for a total purchase price of $13.0 million, or $3.51 per share, in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Seagen Subscription Agreement includes a requirement that the Company file a registration statement to register the resale of the shares issued to Seagen within 60 calendar days of the issuance of the shares.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of December 31, 2020, there was $25.4 million of aggregate transaction price allocated to remaining performance obligations.

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

As of December 31, 2020, there is $0.9 million and $18.6 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of December 31, 2020, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract is $0.7 million. Amortization during the year ended December 31, 2020 was de minimis.

On March 29, 2021, the Company and AstraZeneca entered into (1) Amendment No. 1 to the Non-exclusive Anticalin® Platform License Agreement dated May 2, 2017 and (2) Amendment No. 2 to the License and Collaboration Agreement dated May 2, 2017, as previously amended by Amendment No. 1 dated September 14, 2020, collectively, the Amended Collaboration Agreement. Under the Amended Collaboration Agreement, the parties agreed to restructure certain commercial economics for the AZD1402/PRS-060 program by increasing potential sales milestones and reducing potential sales royalties, while fundamentally maintaining the overall value split between AstraZeneca and the Company.

In connection with the Amended Collaboration Agreement, the Company and AstraZeneca entered into a Subscription Agreement pursuant to which the Company agreed to issue to AstraZeneca, and AstraZeneca agreed to acquire from the Company, 3,584,230 shares of the Company’s common stock for a total purchase price of $10.0 million, or $2.79 per share, in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Subscription Agreement will close on April 1, 2021 and includes a requirement that the Company file a registration statement to register the resale of the shares issued to AstraZeneca within 60 calendar days of the issuance of the shares.

Also in March 2021, the Company earned a $13.0 million milestone from AstraZeneca related to the initiation of the phase 2a study for PRS-060/AZD1402.

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
The term of each Servier Agreement ends upon the expiration of all of Servier’s payment obligations under such Servier Agreement. The Servier Agreements may be terminated by Servier for convenience beginning 12 months after their effective date upon 180 days’ notice. The Servier Agreements may also be terminated by Servier or the Company for material breach upon 90 days’ or 120 days’ notice under the Servier Collaboration Agreement and the Servier Platform License, respectively, provided that the applicable party has not cured such breach by the applicable 90-day or 120-day permitted cure period, and dispute resolution procedures specified in the applicable Servier Agreement have been followed. The Servier Agreements may also be terminated due to the other party’s insolvency or for a safety issue and may in certain instances be terminated on a product-by-product and/or country-by-country basis. The Servier Platform License will terminate upon termination of the Servier Collaboration Agreement, on a product-by-product and/or country-by-country basis. In February 2020, the research term was extended for 12 months. The research term was then extended for another 12 months in February 2021.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of December 31, 2020, there was $11.6 million of aggregate transaction price allocated to remaining performance obligations.

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

In February 2020, the research term was extended for 12 months. The Company updated the transaction price for the extension for revenue recognition purposes and allocated it ratably over all unsatisfied performance obligations. As part of the expiration of the initial research term, the option to expand the collaboration beyond the initial five committed programs also expired. In March 2020, Servier notified the Company of its decision to discontinue co-development of two earlier preclinical stage programs for strategic reasons based upon an extensive portfolio review. The notification required a 60-day period to complete remaining obligations on the programs; however, the Company determined that the material rights to acquire development and commercial licenses for one Co-Development Collaboration Product and for one Servier Developed Collaboration Products lapsed in March 2020 and recognized $7.1 million of previously deferred revenue associated with these material rights during 2020. The discontinuation of the two earlier preclinical stage programs decreased the future potential milestone payments the Company could achieve. The parties continue to advance the development of two preclinical programs: PRS-344, a 4-1BB/PD-L1 bispecific designed as a co-development program, and PRS-352, which addresses undisclosed targets and for which Servier has worldwide rights.

In February 2021, the research term was extended for another 12 months.

As of December 31, 2020, there is $6.0 million and $5.5 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of December 31, 2020, the remaining balance of the asset recognized from costs to obtain the Servier contract is $0.2 million. Amortization during the twelve months ended December 31, 2020 was $0.1 million.

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

The Company determined that the completed phase 2a study represents the sole good or service to be transferred, and the only performance obligation under the ASKA Option Agreement for which an upfront payment of $2.75 million was received from ASKA. With the formal delivery of the final results in November 2019, the full $2.75 million revenue that was previously constrained was recognized in connection with this arrangement for the year ended December 31, 2019. No revenue under this arrangement was recognized in 2020.

On January 20, 2020 ASKA notified the Company that it does not intend to exercise its option to obtain an exclusive license to develop and commercialize the PRS-080. The term of the ASKA Option Agreement ended as of the date of ASKA’s notification of its decision not to exercise its option rights.

In connection with obtaining the contract with ASKA, the Company additionally incurred $0.3 million in third-party service fees which were capitalized in accordance with ASC 340. These costs were fully amortized as of December 31, 2019.

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

There were $1.6 million of additions to deferred revenue during the twelve months ended December 31, 2020 and reductions to deferred revenue were $15.0 million for the twelve months ended December 31, 2020.

4.    Collaboration agreements
In August 2020, the Company entered into a Clinical Trial Collaboration and Supply Agreement, or the Lilly Agreement, with Eli Lilly and Company, or Lilly, pursuant to which the Company and Lilly will collaborate on a phase 2 clinical study, or the Study, to determine the safety and efficacy of the Company's cinrebafusp alfa in combination with the standard of care regimen for the second-line treatment of advanced or metastatic gastric cancer, ramucirumab (CYRAMZA®) and paclitaxel for the second-line treatment of HER2+ gastric cancer.

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

The Company concluded that the Lilly Agreement is within the scope of ASC 808, which defines collaborative arrangements and addresses the presentation of the transactions between the two parties in the income statement and related disclosures. However, ASC 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company has concluded that ASC 730, Research and Development, should be applied by analogy. There is no financial statement impact for the Lilly Agreement as the value of the drug supply received from Lilly is offset against the drug supply cost.

5.    Cash, Cash Equivalents and Investments
As of December 31, 2020 and 2019, cash, cash equivalents and investment comprised funds in depository, money market accounts, U.S. treasury securities, asset backed securities, and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at December 31, 2020 and 2019 (in thousands):

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020
Money market funds, included in cash equivalents	$63,951	$63,951	$—	$—
Total	$63,951	$63,951	$—	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019
Money market funds, included in cash equivalents	$47,384	$47,384	$—	$—
Investments - US treasuries	5,300	5,300	—	—
Investments - Asset-backed securities	7,950	—	7,950	—
Investments - Corporate bonds	28,644	—	28,644	—
Total	$89,278	$52,684	$36,594	$—

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

There were $0.6 million of realized losses for the year ended December 31, 2020 and $0.3 million of realized gains for the year ended December 31, 2019.

6.    Property and Equipment, Net
Property and equipment are summarized as follows (in thousands):

	Years Ended December 31,
	2020	2019
Laboratory equipment	$11,188	$11,635
Office furniture and equipment	2,120	479
Computer equipment	394	245
Leasehold improvements	14,159	10,710
Property and equipment at cost	27,861	23,069
Accumulated depreciation	(5,815)	(3,567)
Property and equipment, net	$22,046	$19,502
Depreciation expense was $2.1 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively. There were no other changes in accumulated depreciation other than the foreign currency impact.

7.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019
Compensation expense	$2,759	$2,870
Research and development fees	2,001	1,048
Accrued accounts payable	1,220	4,251
Lease liabilities	1,030	733
Accrued license obligations	358	62
Audit and tax fees	128	522
Other current liabilities	235	458
Total	$7,731	$9,944

8.    Income Taxes
The Company reported a loss before income taxes consisting of the following (in thousands):

	Years Ended December 31,
	2020	2019
Domestic	$(12,134)	$(12,063)
Foreign	(24,932)	(13,406)
Loss before income taxes	$(37,066)	$(25,469)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	—	—
Foreign	164	—
Total current	164	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Provision for income taxes	$164	$—
The reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	2020	2019
Federal income tax rate	21.0%	21.0%
Foreign rate differential	1.9	1.9
State tax, net of federal benefit	1.9	2.6
US tax on foreign income	—	(1.2)
Share-based awards compensation	(3.8)	(2.5)
Permanent items	(2.4)	(1.0)
Other	(0.4)	0.8
Rate change - trade tax NOL	—	(6.4)
Change in valuation allowance	(18.7)	(15.2)
Effective income tax rate	(0.5)%	—%
The components of deferred tax assets and liabilities related to net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$39,175	$30,455
Share-based awards compensation	2,913	2,705
Accrued expenses	230	328
Depreciation and other	297	53
Unrealized foreign currency	771	90
Lease liability	4,582	4,378
Total deferred tax assets	47,968	38,009
Deferred tax liabilities:
Right-of-use asset	(4,235)	(4,043)
Total deferred tax liabilities	(4,235)	(4,043)
Less: valuation allowance:	(43,733)	(33,966)
Net deferred tax asset	$—	$—

The Company operates in multiple jurisdictions. Accordingly, the Company files U.S. federal and state income tax returns as well as returns in multiple foreign jurisdictions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Management believes it is more likely than not that the results of future operations will not generate sufficient taxable income in the United States or in its foreign jurisdictions to realize the full benefits of its deferred tax assets. As of December 31, 2020, the Company continues to maintain a full valuation allowance against all net deferred tax assets.
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
The increase in the valuation allowance of deferred tax assets of $9.8 million was primarily a result of the operating losses generated in current tax year.
As of December 31, 2020, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $27.3 million and net operating loss carryforwards for state income tax purposes of $33.2 million. Federal tax loss carryforwards that were created prior to December 31, 2017 expire through 2037 and federal losses created after that date do not expire. State loss carryforwards expire starting in 2035. In the United States, utilization of the NOL carryforwards may be subject to a substantial annual limitation under Section 382 of the Code and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not currently completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since the acquisition of the U.S. entity in 2014. Since the Company has incurred net operating losses since inception, it has never been subject to a revenue agent review. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2016 through 2019. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently under examination in Germany for 2014 through 2017; however, the Company is not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.
As of December 31, 2020, the Company had German corporate income tax and trade tax net operating loss carryforwards of approximately $116.6 million and $115.1 million respectively. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) of $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.
The Company accounts for uncertain tax positions pursuant to ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount of benefit that is more likely than not (determined by cumulative probability) of being realized upon ultimate settlement with the taxing authority. The Company recorded an uncertain tax position related to a prior year position, that if successfully challenged by tax authorities could result in the loss of certain tax attributes. The balance of uncertain tax positions will remain until such time that settlement is reached with the relevant tax authorities or should the statute of limitations expire. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2020 and December 31, 2019.
The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2020 and 2019 (in thousands):

Unrecognized tax benefits at December 31, 2019	$6,032
Currency translation adjustment	103
Unrecognized tax benefits at December 31, 2020	$6,135
The Company does not expect unrecognized tax benefits to change significantly over the next 12 months. The full amount of unrecognized tax benefits would impact the effective rate, subject to valuation allowance considerations, if recognized.

9.    Stockholders’ equity
The Company has issued multiple tranches of preferred stock that consist of the following:
•Series A Convertible, 2,907 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.

•Series B Convertible, 5,000 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.
•Series C Convertible, 3,522 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.
•Series D Convertible, 3,000 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively.
Common Stock
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
Each unit consisted of (i) one share of the Company’s common stock or non-voting series A convertible preferred stock, or the Series A Preferred Stock, which are convertible into one-thousand shares of common stock, (ii) one warrant to purchase 0.4 shares of common stock at an exercise price of $2.00 per share and (iii) one warrant to purchase 0.2 shares of common stock at an exercise price of $3.00 per share. The warrants will be exercisable for a period of 5 years from the date of issuance. Each share of Series A Preferred Stock was issued at a price of $2.015 per share, and is convertible into 1,000 shares of common stock, provided the holder and/or its affiliates do not own greater than 9.99% of the total number of Pieris common stock then outstanding. The Series A Preferred Stock has a par value of $0.001 per share, has no registration or voting rights, and holders are entitled to receive dividends on a pari passu basis with the Company´s common stock, when, and if declared. In event of a true liquidation or winding down of the business, holders of Series A Preferred Stock will be paid prior to the holders of common stock. In connection with the 2016 PIPE, the Company issued 3,225,804 shares of common stock and 4,963 shares of Series A Preferred Stock to the 2016 PIPE investors.
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

Shares of Series B Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series B Preferred Stock is required to amend the terms of the Series B Certificate of Designation. Holders of Series B Preferred Stock are entitled to receive any dividends payable to holders of the Company's common stock and rank:

•senior to all of the Company's common stock;
•senior to any class or series of capital stock of the Company created after the designation of the Series B Preferred Stock specifically ranking by its terms junior to the Series B Preferred Stock;
•on parity with all shares of Series A Preferred Stock and any class or series of capital stock of the Company created after the designation of the Series B Preferred Stock specifically ranking by its terms on parity with the Series B Preferred Stock; and
•junior to any class or series of capital stock of the Company created after the designation of the Series B Preferred Stock specifically ranking by its terms senior to the Series B Preferred Stock;

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

Each share of Series D Preferred Stock is convertible into 1,000 shares of Common Stock (subject to adjustment as provided in the Series D Certificate of Designation) at any time at the option of the holder, provided that the holder is prohibited from converting the Series D Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding. The holder may reset the Beneficial Ownership Limitation to a higher or lower number (not to exceed 19.99% of the total number of Common Shares issued and outstanding immediately after giving effect to a conversion) upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company. In the event of the Company’s liquidation, dissolution, or winding up, subject to the rights of holders of Senior Securities (defined below), holders of Series D Preferred Stock are entitled to receive a payment equal to $0.001 per share of Series D Preferred Stock before any proceeds are distributed to the holders of Common Stock and Junior Securities (defined below) and pari passu with any distributions to the holders of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares. However, if the assets of the Company are insufficient to comply with the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the Series D Preferred Stock and Parity Securities (defined below). Shares of Series D Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series D Preferred Stock is required to amend the terms of the Series D Certificate of Designation. Holders of Series D Preferred Stock are entitled to receive any dividends payable to holders of Common Stock, and rank:

•senior to all of the Common Stock;
•senior to any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms junior to the Series D Preferred Stock;
•on parity with all shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms on parity with the Series D Preferred Stock; and
•junior to any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms senior to the Series D Preferred Stock,

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends.
Open Market Sale Agreement
In August 2019, the Company entered into a sale agreement pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through an “at the market offering” program, the ATM Program, under a shelf registration statement on Form S-3. In the third quarter of 2020, the Company sold 3,571,428 shares at a price of $2.80 per share under the ATM Program. The transaction resulted in gross proceeds of $10.0 million, less a 3% contractual commission incurred for the sales agent, resulting in $9.7 million in net proceeds to the Company.
Subsequent Event Equity Issuances
Additionally, the Company completed two transactions subsequent to December 31, 2020, with two partners, Seagen and AstraZeneca, which included equity transactions as part of the agreements. Additional details regarding these transactions are included in Footnote 3.

10.    Net Loss per Share

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

For the years ended December 31, 2020 and 2019, and as calculated using the treasury stock method, approximately 37.0 million and 33.4 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

11.    Stock and Employee Benefit Plans
Employee, Director and Consultant Equity Incentive Plans
At the Annual Shareholder Meeting, held on June 23, 2020, the shareholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan, or the 2020 Plan. The 2020 Plan permits the Company to issue up to 3,500,000 shares of common stock pursuant to awards granted under the 2020 Plan. Upon approval of the 2020 Plan, the 2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan, was terminated; all unissued options were canceled and no additional awards will be made thereunder. All outstanding awards under the 2019 Plan will remain in effect and any awards forfeited from the outstanding awards will be allocated back into the 2020 Plan. The 2020 Plan, similar to the 2019 Plan, provided for the grant of stock options, restricted and unrestricted stock awards, and other stock-based awards to employees of the Company, non-employee directors of the Company, and certain other consultants performing services for the Company as designated by either the Board of Directors or the compensation committee of the Board of Directors.
There were approximately 1,579,678 shares remaining and available for grant under the 2019 Plan that terminated pursuant to the approval of the 2020 Plan. The 2020 Plan permits the Company to issue up to 3,500,000 shares reserved for issuance pursuant to the 2020 Plan and any additional shares which may be issued if awards outstanding under the Registrant’s 2014, 2016, 2018 and 2019 Plans are canceled or expire.
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
The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Years Ended December 31,
	2020	2019
Risk free interest rate	0.33% - 1.53%	1.41% - 2.60%
Expected term (in years)	5.00 - 5.73	5 - 5.73
Dividend yield	—	—
Expected volatility	70.0% - 75.8%	81.7% - 81.8%
The weighted-average fair value of the 2,311,481 and 2,489,269 options granted during the years ended December 31, 2020 and 2019 was $1.92 and $2.31, respectively. As of December 31, 2020, there were 3,475,104 shares available for future grant under the 2020 Plan.

The following table summarizes stock option activity for employees and non-employees:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	8,259,915	$3.60		$7,987
Granted	2,311,481	3.15		—
Exercised	149,406	1.95		97
Canceled	830,867	4.58		101
Outstanding, December 31, 2020	9,591,123	$3.44	6.84 years	$2,303
Vested or expected to vest, December 31, 2020	9,591,123	$3.44	6.84 years	$2,303
Exercisable, December 31, 2020	6,123,532	$3.28	5.81 years	$2,269
Periodically, the Company grants inducement options, which are awards outside of approved stock option plans, and which are material awards to the executive officers or other personnel entering senior leadership roles with the Company. The terms of inducement option awards were substantially the same as those issued under our 2020 Plan. These awards are excluded from the table above. The following table summarizes stock option activity for these inducement options (in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2019	1,200,000	$4.36		$130
Granted	—	$—		$—
Canceled or Expired	779,687	$4.01		$—
Outstanding, December 31, 2020	420,313	$5.00	8.12 years	$—
Vested or expected to vest	420,313	$5.00	8.12 years	$—
Exercisable, December 31, 2020	214,063	$5.34	7.60 years	$—
Employee Stock Purchase Plans
The 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning date or ending date of each purchase period. The plan includes two six-month purchase periods per year beginning in both June and December. The Company has reserved 500,000 shares of common stock for the administration of the 2018 ESPP. Total shares purchased under the plan were 69,544 and 113,112 for the years ended December 31, 2020 and 2019, respectively. The fair value of shares expected to be purchased under the 2018 ESPP using the Black-Scholes model with the following assumptions:

	Years Ended December 31,
	2020	2019
Risk free interest rate	0.10% - 0.18%	2.48%
Expected term (in years)	0.5 years	0.5 years
Dividend yield	—	—
Expected volatility	74.36% - 120.89%	57.57%
Total Stock-based Compensation Expense
Total stock-based compensation expense is recorded in operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Years Ended December 31,
	2020	2019
Research and development	$2,394	$2,446
General and administrative	2,696	2,928
Total stock-based compensation	$5,090	$5,374

As of December 31, 2020, the total unrecognized compensation cost related to all non-vested awards was $7.1 million of which $0.6 million are for inducement options. The Company expects to recognize the compensation cost over a remaining weighted-average period of 2.14 years.

12.    License Agreement

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

13.    Leases
The Company currently leases office space in Boston, Massachusetts. In August 2015, the Company entered into a sublease to lease approximately 3,950 square feet. The sublease expires on February 27, 2022 or such earlier date pursuant to the termination provisions of the sublease.

In October 2018, Pieris GmbH entered into a lease for office and laboratory space located in Hallbergmoos, Germany, or the Hallbergmoos Lease. Pieris GmbH moved its operations, formerly conducted in Freising, Germany, to the Hallbergmoos facility in February 2020.

Under the Hallbergmoos Lease, Pieris GmbH rents approximately 105,000 square feet, of which approximately 96,400 square feet were delivered by the lessor in February 2020 and approximately 8,600 square feet were delivered by the lessor by May 2020. An additional approximately 22,300 square feet is expected to be delivered by the lessor by October 2024. Pieris GmbH has a first right of refusal to lease an additional approximate 13,400 square feet.

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

Monthly base rent for the initial 105,000 square feet of the leased property, including parking spaces, will total approximately $0.2 million per month, which amount shall be adjusted starting on the second anniversary of the commencement date by an amount equal to the German consumer price index. In addition to the base rent, Pieris GmbH is also responsible for certain administrative and operational costs in accordance with the Hallbergmoos Lease. Pieris GmbH provided a security deposit of $0.8 million at upon signing the lease agreement. The Company will serve as a guarantor for the Hallbergmoos Lease.

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
The Company also leased approximately 19,000 square feet of office and laboratory space in Freising, Germany under four agreements, the Freising Leases, including three leases for space on three floors of the same building and a letter agreement for additional conference room space within the building. The Freising Leases all terminated on March 31, 2020.

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Years Ended December 31,
	2020	2019

Operating lease costs	$1,509	$1,524
Variable lease costs (1)	708	293
Total lease cost	$2,217	$1,817
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

The following table summarizes the weighted-average remaining lease term and discount rate:

	As of December 31,
	2020	2019
Weighted-average remaining lease term (years)	11.4	12.1
Weighted-average discount rate	10.5%	10.5%
Cash paid for amounts included in the measurement of the lease liabilities were $2.2 million and $0.5 million for the twelve months ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2021	$2,662
2022	2,458
2023	2,424
2024	2,424
2025	2,424
Thereafter	14,556
Total undiscounted lease payments	26,948
Less: present value adjustment	(9,986)
Present value of lease liabilities	16,962