Form 10-Q
period 2021-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2021-05-17
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 12, 2021, the registrant had 63,303,219 shares of common stock outstanding.

2

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; our ability to advance our phase 2 study for cinrebafusp alfa, or PRS-343; the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain and clinical trials.

You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on March 31, 2021, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.
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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1725 based on information provided by Refinitiv as of March 31, 2021.
ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$66,835	$70,436
Accounts receivable	15,810	1,706
Prepaid expenses and other current assets	5,627	3,579
Total current assets	88,272	75,721
Property and equipment, net	20,512	22,046
Operating lease right-of-use assets	3,789	3,934
Other non-current assets	3,213	3,309
Total assets	$115,786	$105,010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,467	$1,787
Accrued expenses and other current liabilities	9,562	7,731
Deferred revenues, current portion	17,236	12,627
Total current liabilities	30,265	22,145
Deferred revenue, net of current portion	32,315	35,900
Operating lease liabilities	14,970	15,932
Other long-term liabilities	—	6
Total liabilities	77,550	73,983
Stockholders’ equity:
Preferred stock	—	—
Common stock	60	56
Additional paid-in capital	253,560	242,672
Accumulated other comprehensive loss	194	(295)
Accumulated deficit	(215,578)	(211,406)
Total stockholders’ equity	38,236	31,027
Total liabilities and stockholders’ equity	$115,786	$105,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue
Customer revenue	$14,866	$8,885
Collaboration revenue	767	4,376
Total revenue	15,633	13,261
Operating expenses
Research and development	16,562	12,758
General and administrative	4,130	4,359
Total operating expenses	20,692	17,117
Loss from operations	(5,059)	(3,856)
Other income (expense)
Interest income	3	319
Other income (expense)	884	(60)
Net loss	$(4,172)	$(3,597)

Other comprehensive income:
Foreign currency translation	489	652
Unrealized gain on available-for-sale securities	—	116
Comprehensive loss	$(3,683)	$(2,829)
Net loss per share
Basic and diluted	$(0.07)	$(0.07)
Weighted average number of common shares outstanding
Basic and diluted	56,297	55,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Three Months Ended March 31, 2020 and 2021

	Preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2019	11	$—	55,212	$55	$227,468	$(1,995)	$(174,176)	$51,352
Net loss	—	—	—	—	—	—	(3,597)	(3,597)
Foreign currency translation adjustment	—	—	—	—	—	652	—	652
Unrealized gain on investments	—	—	—	—	—	116	—	116
Stock based compensation expense	—	—	—	—	1,283	—	—	1,283
Balance as of March 31, 2020	11	$—	55,212	$55	$228,751	$(1,227)	$(177,773)	$49,806

Balance as of December 31, 2020	14	$—	56,003	$56	$242,672	$(295)	$(211,406)	$31,027
Net loss	—	—	—	—	—	—	(4,172)	(4,172)
Foreign currency translation adjustment	—	—	—	—	—	489	—	489
Stock based compensation expense	—	—	—	—	1,199	—	—	1,199
Issuance of common stock resulting from exercise of stock options	—	—	10	—	20	—	—	20
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	—	—	—	—	—	—
Issuance of common stock resulting from exercise of warrants	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to private placement offering	—	—	3,706	4	9,669	—	—	9,673
Balance as of March 31, 2021	14	$—	59,719	$60	$253,560	$194	$(215,578)	$38,236
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss	$(4,172)	$(3,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	625	339
Right-of-use asset amortization	(25)	199
Stock-based compensation	1,199	1,283
Other non-cash transactions	(41)	100
Changes in operating assets and liabilities	(9,724)	(13,455)
Net cash used in operating activities	(12,138)	(15,131)
Investing activities:
Purchases of property and equipment	(28)	(1,927)
Proceeds from maturity of investments	—	28,373
Purchases of investments	—	(26,032)
Net cash (used in)/provided by investing activities	(28)	414
Financing activities:
Proceeds from exercise of stock options	20	—
Issuance of common stock, net of issuance costs	9,673	—
Net cash provided by financing activities	9,693	—
Effect of exchange rate change on cash and cash equivalents	(1,128)	(112)
Net decrease in cash and cash equivalents	(3,601)	(14,829)
Cash and cash equivalents at beginning of period	70,436	62,260
Cash and cash equivalents at end of period	$66,835	$47,431
Supplemental cash flow disclosures:
Net unrealized gain on investments	$—	$46
Property and equipment included in accounts payable	$36	$590
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
Pieris’ clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat moderate-to-severe asthma and an immuno-oncology, or IO, bispecific targeting 4-1BB and HER2.
The Company’s core Anticalin technology and platform was developed in Germany, and the Company has partnership arrangements with several major multi-national pharmaceutical companies.
The Company is subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval and reimbursement for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third-party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.

As of March 31, 2021, cash and cash equivalents were $66.8 million, which does not include the $13.0 million milestone payment earned from AstraZeneca AB, or AstraZeneca, related to the initiation of the phase 2a study for PRS-060/AZD1402, $10.0 million in gross proceeds from the Company’s private placement of common stock to AstraZeneca, which closed on April 1, 2021 (see Note 3), and the $10.0 million upfront payment due from Boston Pharmaceuticals for the Exclusive Product License Agreement entered into on April 24, 2021 (see Note 3).

The Company’s net loss was $4.2 million and $3.6 million for the quarters ended March 31, 2021 and 2020, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $215.6 million as of March 31, 2021. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years.

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

The Company plans to raise additional capital to fulfill its operating and capital requirements through public or private equity financings, utilization of its current "at the market offering" program, or ATM Program, strategic collaborations, licensing arrangements and/or the achievement of milestones under its collaborative agreements. The funding requirements of the Company’s operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue these funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. Until such time that the Company can generate substantial product revenues, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of the Company’s existing stockholders.

The Company believes that its currently available funds will be sufficient to fund the Company’s operations through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. The Company's belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding. If the Company is unable to obtain additional funding on acceptable terms when needed, it may be required to defer or limit some or all of its research, development and/or clinical projects.

2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There has been no material change to the significant accounting policies during the three months ended March 31, 2021.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 31, 2021.
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

Financial instruments measured at fair value on a recurring basis include cash equivalents (see Note 4).

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

Collaborative Arrangements

The Company considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which it is an active participant and exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and exposed to the significant risks and rewards with respect to the arrangement, it accounts for these arrangements pursuant to ASC 808, Collaborative Arrangements, or ASC 808, and applies a systematic and rational approach to recognize revenue. The Company classifies payments received as revenue and payments made as a reduction of revenue in the period in which they are earned. Revenue recognized under a collaborative arrangement involving a participant that is not a customer is presented as Collaboration Revenue in the Statement of Operations.

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

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price among the performance obligations on a relative standalone selling price basis unless a portion of the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation.

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

Revenue recognized under an arrangement involving a participant that is a customer is presented as Customer Revenue.

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
Leases
In accordance with ASU No. 2016-2, Leases (Topic 842), or ASC 842, and for each of the Company’s leases, the following is recognized: (i) a lease liability, which is a lessees obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date.

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
Recent Accounting Pronouncement Adopted
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which amends and aims to simplify accounting disclosure requirements regarding a number of topics including intraperiod tax allocation, accounting for deferred taxes when there are changes in consolidation of certain investments, tax basis step up in an acquisition and the application of effective rate changes during interim periods, among other improvements.

This standard is effective for fiscal years beginning after December 15, 2020 and was adopted by the Company on January 1, 2021. Adoption of this new standard did not have a material impact on the Company.
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
The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended March 31,
	2021	2020
Seagen	$366	$448
AstraZeneca	14,500	2,711
Servier	767	10,102
Total Revenue	$15,633	$13,261

Under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$1,096	$4,275
Servier	236	211
Seagen	754	450
Total potential milestone payments	$2,086	$4,936

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

The term of each of the Seagen Agreements ends upon the expiration of all of Seagen’s payment obligations under each such agreement. The Seagen Collaboration Agreement may be terminated by Seagen on a product-by-product basis for convenience beginning 12 months after its effective date upon 90 days’ notice or, for any program where a pivotal study has been initiated, upon 180 days’ notice. Any program may be terminated at Seagen’s option. If any program is terminated by Seagen after a pre-defined preclinical stage, the Company will have full rights to continue such program. If any program is terminated by Seagen prior to such pre-defined preclinical stage, the Company will have the right to continue to develop such program, but will be obligated to offer a co-development option to Seagen for such program. The Seagen Collaboration Agreement may also be terminated by Seagen or the Company for an uncured material breach by the other party upon 90 days’ notice, subject to extension for an additional 90 days if the material breach relates to diligence obligations and subject, in all cases, to dispute resolution procedures. The Seagen Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances, including for reasons of safety, be terminated on a product-by-product basis. Each party may also terminate the Seagen Agreements if the other party challenges the validity of any patents licensed under the Seagen Agreements, subject to certain exceptions. The Seagen Platform License will terminate upon termination of the Seagen Collaboration Agreement, whether in its entirety or on a product-by-product basis.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the anticipated research term for all research programs. As of March 31, 2021, there was $22.8 million of aggregate transaction price allocated to remaining performance obligations.

In June 2020, Seagen and the Company entered into amendments to the Seagen Agreements, or together, the Amendment. The Amendment extended the deadline for Seagen to nominate a second and third antibody target. As a result of the Amendment, which completed the obligations under the research term for the first antibody target, the Company recorded as revenue $4.2 million, which was previously recorded as deferred revenue, for the year ended December 31, 2020. The Company also recorded $5.0 million of milestone revenue due from Seagen during the quarter ended June 30, 2020, as it was no longer deemed probable that a significant reversal of revenue would occur, and the remaining performance obligations on first antibody target were completed.

On March 24, 2021, the Company announced that Seagen made a strategic equity investment in Pieris, and that the companies had entered into a combination study agreement, or the Combination Study Agreement, to evaluate the safety and efficacy of combining Pieris’ cinrebafusp alfa with Seagen’s tucatinib, a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of the upcoming phase 2 study to be conducted by Pieris. The companies have also entered into an Amended and Restated License and Collaboration Agreement, or the Second Seagen Amendment, in which their existing IO collaboration agreement has been amended relating to joint development and commercial rights for the second program in the alliance. In connection with the agreements described above, the Company and Seagen also entered into a subscription agreement, or the Seagen Subscription Agreement.

Under the Second Seagen Amendment, Pieris’ option to co-develop and co-commercialize the second of three programs in the collaboration has been converted to a co-promotion option in the United States, with Seagen solely responsible for the development and overall commercialization of that program. Pieris will also be entitled to increased royalties from that program in the event that it chooses to exercise the co-promotion option. In connection with the Seagen Subscription Agreement, the Company agreed to issue to Seagen, and Seagen agreed to acquire from the Company, 3,706,174 shares of the Company’s common stock for a total purchase price of $13.0 million, or $3.51 per share, in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Seagen Subscription Agreement includes a provision to the effect that Seagen may ask the Company to file a registration statement to register the resale of the shares issued to Seagen, at any time beginning on the date that is 60 calendar days from the date of issuance of the shares. The Company assessed the ASC 606 implications of the Seagen Subscription Agreement and concluded that the fair value of the shares on a per share basis was $2.61 per share as of the transaction date. This resulted in a premium paid for the shares of $3.3 million, all of which was recorded in deferred revenue upon contract execution and allocated to the remaining performance obligations.

The Company has concluded that the Combination Study Agreement is within the scope of ASC 808, which defines collaborative arrangements and addresses the presentation of the transactions between the two parties in the income statement and related disclosures. However, ASC 808 does not provide guidance on the recognition of consideration exchanged or accounting for the obligations that may arise between the parties. The Company has concluded that ASC 730, Research and Development, should be applied by analogy. There is no financial statement impact for the Combination Study Agreement as the value of the drug supply received from Seagen is offset against the drug supply cost.

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

As of March 31, 2021, there were $10.2 million and $9.4 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

AstraZeneca

On May 2, 2017, the Company entered into a license and collaboration agreement, or the AstraZeneca Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or AstraZeneca Platform License, and together with the AstraZeneca Collaboration Agreement, the AstraZeneca Agreements, with AstraZeneca, which became effective on June 10, 2017, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the AstraZeneca Agreements, the parties will advance several novel inhaled Anticalin proteins.

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

The collaboration will be managed on an overall basis by a Joint Steering Committee, or JSC, formed by an equal number of representatives from the Company and AstraZeneca. In addition to the JSC, the AstraZeneca Collaboration Agreement also requires each party to designate an alliance manager to facilitate communication and coordination of the parties’ activities under the agreement, and further requires participation of both parties on a joint development committee, or JDC, and a commercialization committee. The responsibilities of these committees vary, depending on the stage of development and commercialization of each product.

Under the AstraZeneca Agreements, the Company received an upfront, non-refundable payment of $45.0 million. In addition, the Company will receive payments to conduct a phase 1 clinical study for the AstraZeneca Lead Product. The Company is also eligible to receive research, development, commercial, sales milestone payments and royalty payments. The Company may receive tiered royalties on sales of potential products commercialized by AstraZeneca and for co-developed products, gross margin share on worldwide sales equal to the Company’s level of committed investment.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of March 31, 2021, there was $23.8 million of aggregate transaction price allocated to remaining performance obligations.

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

In connection with the Amended Collaboration Agreement, the Company and AstraZeneca entered into a Subscription Agreement pursuant to which the Company agreed to issue to AstraZeneca, and AstraZeneca agreed to acquire from the Company, 3,584,230 shares of the Company’s common stock for a total purchase price of $10.0 million, or $2.79 per share, in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act. The Subscription Agreement closed on April 1, 2021 and includes a requirement that the Company file a registration statement to register the resale of the shares issued to AstraZeneca within 60 calendar days of the issuance of the shares. The Company assessed the payment under ASC 606 and concluded that the fair value of the shares on a per share basis was $2.60 per share as of the transaction date. This resulted in a premium paid for the shares of $0.7 million, of which $0.1 million was recognized as revenue as of March 31, 2021.

Also in March 2021, the Company earned a $13.0 million milestone from AstraZeneca related to the initiation of the phase 2a study for PRS-060/AZD1402. The Company assessed the milestone payment under ASC 606 and determined that there no longer existed a constraint on the milestone as the performance obligation related to the phase 2a study was fully satisfied. Therefore, the Company realized the full $13.0 million as milestone revenue for the three months ended March 31, 2021.

As of March 31, 2021, there were $0.9 million and $18.1 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of March 31, 2021, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.7 million. Amortization during the three months ended March 31, 2021 and 2020 was de minimis.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of March 31, 2021, there was $10.9 million of aggregate transaction price allocated to remaining performance obligations.

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

As of March 31, 2021, there were $6.1 million and $4.8 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of March 31, 2021, the remaining balance of the asset recognized from costs to obtain the Servier contract was $0.1 million. Amortization during the three months ended March 31, 2021 was de minimis. Amortization during the three months ended March 31, 2020 was $0.1 million.

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

Additions to deferred revenue were $4.0 million during the three months ended March 31, 2021. Reductions to deferred revenue were $0.8 million for the three months ended March 31, 2021.

Boston Pharmaceuticals

On April 24, 2021, the Company and BP Asset XII, Inc. (or Boston Pharmaceuticals), a subsidiary of Boston Pharma Holdings, LLC, entered into an Exclusive Product License Agreement, the Agreement, to develop PRS-342, a 4-1BB/GPC3 preclinical immuno-oncology Anticalin-antibody bispecific fusion protein. Under the terms of the Agreement, Boston Pharmaceuticals exclusively licensed worldwide rights to PRS-342. The Company will receive an upfront payment of $10.0 million and is further entitled to receive up to $352.5 million in development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of PRS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the Agreement or a change of control of Boston Pharmaceuticals. Pieris will also contribute toward manufacturing activities.

The term of the Agreement ends upon the expiration of all of Boston Pharmaceuticals’ payment obligations under such Agreement. The Agreement may be terminated by Boston Pharmaceuticals in its entirety for convenience beginning nine months after its effective date upon 60 days’ notice or, for any program under the Agreement which has received marketing approval, upon 120 days’ notice. If any program is terminated by Boston Pharmaceuticals, the Company will have full rights to continue such program. The Agreement may also be terminated by Boston Pharmaceuticals or the Company for an uncured material breach by the other party upon 180 days’ notice (60 days in the case of non-payment of undisputed amounts due and payable), subject to extension for an additional 180 days in certain cases and subject, in all cases, to dispute resolution procedures. The Agreement may also be terminated due to the other party’s insolvency. The Company may also terminate the Agreement if Boston Pharmaceuticals challenges the validity of any patents licensed under the Agreement, subject to certain exceptions.

4.    Cash, cash equivalents and investments
As of March 31, 2021 and December 31, 2020, cash equivalents were $49.7 million and $64.0 million, respectively, and are comprised of money market accounts, all of which are Level 1 investments. The Company did not hold any Level 2 or 3 investments as of March 31, 2021 and did not have any transfers of investment between level for the three months ended March 31, 2021.
The Company did not record any realized gains or losses from the maturity of available-for-sale securities during the three months ended March 31, 2021. The Company recorded realized gains of $0.2 million from the maturity of available-for-sale securities for the three months ended March 31, 2020.

5.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2021	2020
Laboratory furniture and equipment	$10,729	$11,188
Office furniture and equipment	2,030	2,120
Computer equipment	384	394
Leasehold improvements	13,542	14,159
Property and equipment, cost	26,685	27,861
Accumulated depreciation	(6,173)	(5,815)
Property and equipment, net	$20,512	$22,046

6.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued accounts payable	$3,466	$1,220
Research and development fees	2,066	2,001
Compensation expense	1,479	2,759
Lease liabilities	987	1,030
Accrued license obligations	799	358
Audit and tax fees	429	128
Other current liabilities	336	235
Total	$9,562	$7,731

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

For the three months ended March 31, 2021 and 2020, and as calculated using the treasury stock method, approximately 38.6 million and 34.9 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

8.    Stockholders’ Equity
The Company had 300,000,000 shares authorized and 59,718,989 and 56,002,815 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020, respectively, with a par value of $0.001 per share.
The Company had 10,000,000 shares authorized and 14,429 shares of preferred stock issued and outstanding as of March 31, 2021. The Company had 10,000,000 shares authorized and 14,429 shares of preferred stock issued and outstanding as of December 31, 2020. Preferred stock has a par value of $0.001 per share, and consists of the following:
•Series A Convertible, 2,907 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.
•Series B Convertible, 5,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.
•Series C Convertible, 3,522 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.
•Series D Convertible, 3,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.
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

Series D Preferred Stock Conversion

On March 31, 2020, the Company and certain entities affiliated with Biotechnology Value Fund, L.P., or BVF, entered into an exchange agreement pursuant to which, on April 1, 2020, BVF exchanged an aggregate of 3,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 3,000 shares of Series D Preferred Stock. The Company designated 3,000 shares of its authorized and unissued preferred stock as Series D Preferred Stock and filed a Certificate of Designation of Series D Convertible Preferred Stock of Pieris Pharmaceuticals, Inc., or the Series D Certificate of Designation, with the Nevada Secretary of State.

Each share of Series D Preferred Stock is convertible into 1,000 shares of Common Stock (subject to adjustment as provided in the Series D Certificate of Designation) at any time at the option of the holder, provided that the holder is prohibited from converting the Series D Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number (not to exceed 19.99% of the total number of Common Shares issued and outstanding immediately after giving effect to a conversion) upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company. In the event of the Company’s liquidation, dissolution, or winding up, subject to the rights of holders of Senior Securities (defined below), holders of Series D Preferred Stock are entitled to receive a payment equal to $0.001 per share of Series D Preferred Stock before any proceeds are distributed to the holders of Common Stock and Junior Securities (defined below) and pari passu with any distributions to the holders of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares. However, if the assets of the Company are insufficient to comply with the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the Series D Preferred Stock and Parity Securities (defined below). Shares of Series D Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series D Preferred Stock is required to amend the terms of the Series D Certificate of Designation. Holders of Series D Preferred Stock are entitled to receive any dividends payable to holders of Common Stock, and rank:
•senior to all of the Common Stock;
•senior to any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms junior to the Series D Preferred Stock, or the “Junior Securities;
•on parity with all shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms on parity with the Series D Preferred Stock, or the Parity Securities; and
•junior to any class or series of capital stock of the Company created after the designation of the Series D Preferred Stock specifically ranking by its terms senior to the Series D Preferred Stock, or the Senior Securities,
in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends.
Open Market Sales Agreement
In August 2019, the Company entered into a sales agreement pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an “at the market offering” program, or the ATM Program, under a shelf registration statement on Form S-3. Through March 31, 2021, the Company has sold $10.0 million of common shares under the ATM Program.
9.    Leases
The Company currently leases office space in Boston, Massachusetts. In August 2015, the Company entered into a sublease to lease approximately 3,950 square feet. The sublease expires on February 27, 2022 or such earlier date pursuant to the termination provisions of the sublease.
The Company also leased approximately 19,000 square feet of office and laboratory space in Freising, Germany under four agreements, or the Freising Leases, including three leases for space on three floors of the same building and a letter agreement for additional conference room space within the building. The Freising Leases expired on March 31, 2020.

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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$377	$404
Variable lease costs (1)	182	188
Total lease cost	$559	$592
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
The following table summarizes the weighted-average remaining lease term and discount rate:

As of March 31, 2021
Weighted-average remaining lease term (years)	11.2
Weighted-average discount rate	10.5%
Cash paid for amounts included in the measurement of the lease liabilities was $0.7 million and $0.3 million for the three months ended March 31, 2021 and 2020.
As of March 31, 2021, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2021	$1,910
2022	2,349
2023	2,314
2024	2,314
2025	2,314
Thereafter	15,236
Total undiscounted lease payments	26,437
Less: present value adjustment	(26,437)
Present value of lease liabilities	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat moderate-to-severe asthma and an IO bispecific targeting 4-1BB and HER2. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our core Anticalin technology and platform were developed in Germany, and we have collaborations with major multi-national pharmaceutical companies. In particular, we have an alliance with AstraZeneca to treat respiratory diseases and partnerships with Servier and Seagen, both in IO. Our development programs include:

•PRS-060/AZD1402, our lead respiratory program partnered with AstraZeneca, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

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

•We will support IND-readiness for PRS-342, a 4-1BB/GPC3 bispecific that we have exclusively licensed to Boston Pharmaceuticals, who will oversee future development of that asset.

Our programs are in varying stages:

•PRS-060/AZD1402 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 SAD study. Data from that study were presented at the American Thoracic Society

International Conference in May 2019 showing that PRS-060/AZD1402 was well-tolerated when given as single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). We presented interim data from the PRS-060/AZD1402 phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb). In that study, during the treatment period, 30 patients were randomized to receive delivered doses of PRS-060/AZD1402 ranging from 2 mg to 60 mg (5 mg to 150 mg administered through a nebulizer (nominal dose)) twice daily for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals. Statistically significant and pronounced inhibition of FeNO relative to placebo was observed at all doses. When comparing the 20 mg PRS-060/AZD1402 powered cohort (n=12) to placebo, the primary statistical analysis using the Emax model demonstrated a 36% relative reduction in FeNO (p-value <0.0001). Systemic target engagement was dose-dependent and closely aligned with systemic exposure of the drug, consistent with results of the phase 1 SAD study. No systemic target engagement and minimal systemic exposure was observed at the 2 mg dose, suggesting that local target engagement by the drug may be sufficient to reduce airway inflammation, as evidenced by FeNO reduction at that 2 mg dose level. In order to further investigate the safety and efficacy profile of PRS-060/AZD1402, the phase 1 MAD study recruited additional cohorts in 2020. The study has now completed, and we are currently planning to disclose data from these additional cohorts in 2021.

•In addition to Ukrainian regulatory approval, AstraZeneca has also recently received ethics approval and regulatory acknowledgement for the phase 2a study of PRS-060/AZD1402 in Australia. Following a COVID-19-related inventory challenge, the first patient has been dosed in Ukraine. As part of the phase 2a initiation, we earned a $13.0 million milestone payment from AstraZeneca. The phase 2a study is a two-part, multi-center, placebo-controlled clinical study of PRS-060/AZD1402 that will evaluate PRS-060/AZD1402 at up to three dose levels using a dry powder formulation administered twice daily. The first part of the study will assess the safety and pharmacokinetics of the dry powder formulation in approximately 45 moderate controlled asthmatics. The second part of the study will assess the efficacy, safety and pharmacokinetics of PRS-060/AZD1402 over four weeks in approximately 360 moderate uncontrolled asthmatics with blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb at screening with FEV1 improvement as the primary endpoint. This study evaluating PRS-060/AZD1402, which is being developed for the treatment of moderate-to-severe asthma, is being sponsored, funded and delivered by AstraZeneca. Upon completion of that study, Pieris will have the options to co-develop and, subsequently, co-commercialize PRS-060/AZD1402 in the United States.

•Our additional respiratory programs within and outside of the AstraZeneca alliance are in the discovery stage. AstraZeneca has taken advantage of all available potential new project starts envisioned in the alliance and all four respiratory programs are ongoing. We retain co-development and co-commercialization rights to two out of the four programs beyond PRS-060/AZD1402. Outside of the AstraZeneca collaboration, Pieris continues to advance several early-stage proprietary respiratory programs.

•In January 2021, the FDA lifted the partial clinical hold of the phase 1 studies of cinrebafusp alfa. Cinrebafusp alfa was placed on partial clinical hold by the FDA in July 2020 while we conducted an additional in-use stability and compatibility study requested by the agency. Treatment of enrolled patients continued, although no new patients were enrolled pending resolution of the partial hold. We completed the in-use studies deemed necessary in connection with the partial clinical hold. As part of the completed studies that supported a robust process for administration of cinrebafusp alfa in the clinical setting, we have optimized the level of an existing excipient to enhance the stability of cinrebafusp alfa under prescribed as well as stressed conditions that could occur in preparation of the drug candidate for patient administration in the real-world clinical setting.

•We are now preparing a two-arm phase 2 study for cinrebafusp alfa in gastric cancer that will begin this summer and will set a high bar for clinical benefit, durability of response, and safety to determine further development beyond the planned initial 20 patients in each study arm. Supported by additional interim data we presented from the phase 1 monotherapy study of cinrebafusp alfa in an oral presentation session at the American Association for Cancer Research Virtual Congress, or AACR, in April 2021, the first arm of the phase 2 study will include the combination with ramucirumab and paclitaxel in HER2-high gastric cancer, while the second arm will be in combination with tucatinib in HER2-low gastric cancer. Collaboration partners Lilly and Seagen will supply ramucirumab and tucatinib, respectively.
•The supporting data presented at AACR included an evaluation of 78 patients who had been enrolled in the monotherapy study as of the February 2021 cutoff date, including four additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the European Society for Medical Oncology, or ESMO, Virtual Congress in September 2020. Out of 42 response-evaluable patients at the time of the data cutoff of February 25, 2021, accordingto RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), four patients achieved a partial response (three at the 8 mg/kg Q2W dose (cohort 11b) and one at the 18 mg/kg Q2W dose (cohort 13b)), and stable disease was observed in 17 patients as best response out of 42 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an ORR of 12% and a DCR of 52%. Consistent with the MOA of cinrebafusp alfa, dose-dependent immune activation was demonstrated by showing an increase in CD8+, T cell, NK cells and cytotoxic activity in the tumor microenvironment and an increase of soluble 4-1BB in the blood, indicating target engagement of 4-1BB and activation of immune cells. Cinrebafusp alfa demonstrated durable anti-tumor activity in a heavily pre-treated patient population. Additionally, clinical benefit was observed in patients with “cold” tumors as well as those with low HER2 expression who were enrolled into the study on the basis of archived HER2-status and were later re-assessed on the basis of a pre-treatment biopsy. Cinrebafusp alfa also showed an acceptable safety profile at all doses and schedules tested in the clinical study with no dose-limiting toxicities. The totality of response data generated in cohorts 11b (8 mg/kg Q2W) and 13b support the recommended phase 2 dose of a two-cycle loading dose of 18 mg/kg (Q2W), following by an 8 mg/kg dose (Q2W) in subsequent cycles.
•The last update of the atezolizumab combination study of cinrebafusp alfa was presented at the ESMO Virtual Congress in September 2020. As of the July 2020 cutoff date, 41 patients had been enrolled and seven dose cohorts have been evaluated at a Q3W dosing schedule ranging from 0.05 mg/kg to 8 mg/kg in combination with a fixed 1200 mg dose of atezolizumab. In that trial, under RECIST 1.1, four patients achieved a confirmed partial response at active dose levels and an acceptable safety profile was observed at all doses and schedules tested in the clinical study.
•For our additional IO drug candidates, we are conducting activities relating to candidate identification, optimization and preclinical evaluation.

◦We anticipate initiating a phase 1 study for PRS-344, a 4-1BB/PD-L1 bispecific in 2021.
◦We successfully completed non-good laboratory practice, or GLP, preclinical work for PRS-352, an undisclosed bispecific, in 2020, and Servier is responsible for further development of the program.
◦We achieved a key development milestone during 2020 for one of the programs in the Seagen collaboration, a bispecific tumor-targeted costimulatory agonist, triggering a $5.0 million milestone. We also handed the program over to Seagen, who is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the achieved milestone further validates our approach and leadership in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa.
◦We will support IND-readiness for PRS-342, a 4-1BB/GPC3 bispecific that we have exclusively licensed to Boston Pharmaceuticals, who will oversee future development of the asset.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three months ended March 31, 2021, we reported a net loss of $4.2 million. For the three months ended March 31, 2020, we reported a net loss of $3.6 million. As of March 31, 2021, we had an accumulated deficit of $215.6 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three months ended March 31, 2021 and 2020 were from license and collaboration agreements with our partners.
A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. At each period end, we remeasure assets and liabilities to the functional currency of that entity (for example, U.S. dollar payables recorded by Pieris Pharmaceuticals GmbH). Remeasurement gains and losses are recorded in the statement of operations line item “Other income (expense), net.” All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average rate during the period. Equity transactions are translated using historical exchange rates. All adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss.
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
The revenues from AstraZeneca, Servier and Seagen have been comprised primarily of upfront payments, research and development services and milestone payments. For additional information about our revenue recognition policy, see “Note 2— Summary of Significant Accounting Policies.”
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

Results of Operations
Comparison of the three months ended March 31, 2021 and 2020
The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues	$15,633	$13,261

Research and development expenses	16,562	12,758
General and administrative expenses	4,130	4,359
Total operating expenses	20,692	17,117
Other (expense) income
Interest income	3	319
Other (expense) income, net	884	(60)
Net loss	$(4,172)	$(3,597)

Revenues
The following table provides a comparison of revenues (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Customer revenue	$14,866	$8,885	$5,981
Collaboration revenue	767	4,376	(3,609)
Total Revenue	$15,633	$13,261	2,372

•The $6.0 million increase in customer revenue in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 relates to the phase 2a milestone ($13.0 million) recognized for PRS-060 under the AstraZeneca collaboration and higher pass through costs for Servier offset partially by revenue recognized in the prior year related to a preclinical stage product that is not being pursued under the Servier collaboration.
•The $3.6 million decrease in collaboration revenues in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 relates to revenue recognized in the prior year related to a preclinical stage product that is not being pursued under the Servier collaboration, offset slightly by higher Servier cost-sharing due to higher levels of manufacturing activities in the current year.
Research and Development Expenses
The following table provides a comparison of the research and development expenses (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Respiratory	$4,028	$2,728	$1,300
Immuno-oncology	5,925	3,436	2,489
Other R&D activities	6,609	6,594	15
Total	$16,562	$12,758	3,804

•The $1.3 million increase in our respiratory programs is due to higher preclinical work being performed for our proprietary respiratory programs offset partially by lower clinical costs and manufacturing costs with respect to activities for PRS-060.
•The $2.5 million increase in our IO programs period-over-period is due primarily to an increase in manufacturing costs for cinrebafusp alfa offset slightly by lower manufacturing activities for PRS-344.
•Other research and development activities expenses remained flat for the comparative periods. The period-over-period fluctuations are due to higher consulting expenses in the current year offset by lower facility costs due to the move to the new R&D facility in Hallbergmoos, Germany in the prior year.
General and Administrative Expenses
General and administrative expenses were $4.1 million for the three months ended March 31, 2021 and $4.4 million for the three months ended March 31, 2020. The period over period decrease is due primarily to higher project management costs along with higher one-time office and building equipment costs related to the move to the new R&D facility in Hallbergmoos, Germany in the prior year.
Other Income (Expense)
Our other income (expense) was $0.9 million for the three months ended March 31, 2021 and $0.3 million for the three months ended March 31, 2020. This was due to a strengthening U.S. dollar against the euro in the current quarter compared to the foreign exchange rate movement in the prior year's quarter, slightly offset by the decrease in interest income due to lower invested balance in the current year.

Liquidity and Capital Resources
We are subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval and reimbursement for any drug product candidate that we may identify and develop, the need to successfully commercialize and gain market acceptance of our product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, reliance on third-party manufacturers and the ability to transition from pilot-scale production to large-scale manufacturing of products.
Through March 31, 2021, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of March 31, 2021, we had a total of $66.8 million in cash, cash equivalents and investments. The ending cash balance as of March 31, 2021 excludes $23.0 million received from AstraZeneca in April, and $10.0 million to be received from Boston Pharmaceuticals. We have incurred losses in every period since inception including the three months ended March 31, 2021 and 2020, respectively, and have a total accumulated deficit of $215.6 million as of March 31, 2021.
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
The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(12,138)	$(15,131)
Net cash (used in) provided by investing activities	(28)	414
Net cash provided by financing activities	9,693	—

Net cash used in operating activities for the three months ended March 31, 2021 and 2020 was $12.1 million and $15.1 million, respectively. Cash used in 2021 is impacted by higher accounts receivables (due to the $13.0 million milestone due from AZ for the start of the Phase 2a trial for PRS-060) prepaid expenses, offset partially by higher accounts payable and accrued expenses, along with an increase in deferred revenue amounts, primarily due to the Seagen and AZ modifications. This compares to the impact of lower prepaid expenses, accounts payable, accrued expenses and a reduction of deferred revenue for the three-month period ended March 31, 2020.
The change in net cash used in investing activities for the three months ended March 31, 2021 compared to net cash provided by investing activities for the same period in 2020 is mainly attributable to a significantly lower amount of purchases of property and equipment, as the purchases in prior year period primarily related to our move to a new R&D facility. Additionally, investing activities for the three months ended March 31, 2020 included the impact of net investments changes (lower purchases and increased maturities resulting in an overall decrease in investments) for which there is no activity in comparable current year period.
Financing activities for the three months ended March 31, 2021 provided cash of $9.7 million. There were no financing activities for the three months ended March 31, 2020. The change is primarily driven by the amendment to our strategic collaboration agreement with Seagen, which resulted in their purchase of $13.0 million of our common stock (see Note 3).
In August 2019, we entered into a sales agreement pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through our ATM Program, under a shelf registration statement on Form S-3 (File No. 333-226725). Through March 31, 2021, we have sold $10.0 million of common shares under the ATM Program.
In March 2021, we also earned a $13.0 million milestone from AstraZeneca related to the initiation of the phase 2a study for PRS-060/AZD1402, and AstraZeneca agreed to purchase $10.0 million of our common stock (see Note 3).

Our future success is dependent on our ability to identify and develop our product candidates, expand our corporate infrastructure and, ultimately, upon our ability to attain profitable operations. We have devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. We have several research and development programs underway in varying stages of development, and we expect that these programs will continue to require increasing amounts of cash for development, conducting clinical trials and testing and manufacturing of product material. Cash necessary to fund operations will increase significantly over the next several years as we continue to conduct these activities necessary to pursue governmental regulatory approval of clinical-stage programs and other product candidates.
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
We plan to raise additional capital to fulfill our operating and capital requirements through public or private equity financings, utilization of our current ATM Program, strategic collaborations, licensing arrangements and/or the achievement of milestones under our collaborative agreements. The funding requirements of our operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although we continue to pursue these funding plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.
We believe that our currently available funds will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding. If we are unable to obtain additional funding on acceptable terms when needed, we may be required to defer or limit some or all of our research, development and/or clinical projects.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as defined under applicable SEC rules.
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2020 for a discussion of our critical accounting policies and estimates.
This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with U.S. GAAP. We believe that several accounting policies are important to understanding our historical and future performance. We refer to these policies as critical because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe that our most critical accounting policies are those relating to revenue recognition, contingencies, research and development expense and income taxes, and there have not been significant changes to our accounting policies discussed in the Annual Report on Form 10-K for the fiscal year ended on December 31, 2020.
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

•An opportunity to continue utilizing the non-accelerated filer time-line requirements, which became applicable to us at the time of filing of our annual report for the year ending December 31, 2020.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021 for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1±	Amended and Restated License and Collaboration Agreement, dated March 24, 2021, by and between Pieris Pharmaceuticals, Inc. and Seagen Inc.	*
10.2±	Combination Study Agreement, dated March 24, 2021, by and among Pieris Pharmaceuticals, Inc. and Seagen Inc.	*
10.3	Subscription Agreement, dated March 24, 2021, by and between Pieris Pharmaceuticals, Inc. and Seagen Inc.	*
10.4±	Amendment No. 2, dated March 29, 2021, to the License and Collaboration Agreement, dated May 2, 2017, by and between Pieris Pharmaceuticals, Inc. and AstraZeneca AB.	*
10.5±	Amendment No. 1, dated March 29, 2021, to the Non-Exclusive Anticalin® Platform License Agreement, dated May 2, 2017, by and between Pieris Pharmaceuticals, Inc. and AstraZeneca AB.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.6	Subscription Agreement, dated March 29, 2021, by and between Pieris Pharmaceuticals, Inc. and AstraZeneca AB.	*

31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
±	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

May 17, 2021	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

May 17, 2021	By:	/s/ Thomas Bures
Thomas Bures
Vice President, Finance and Treasurer
(Principal Financial Officer and Principal Accounting Officer)