Form 10-Q
period 2021-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2021-08-05
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 2, 2021, the registrant had 66,710,712 shares of common stock outstanding.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1884 based on information provided by Refinitiv as of June 30, 2021.
ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$119,097	$70,436
Accounts receivable	2,803	1,706
Prepaid expenses and other current assets	5,773	3,579
Total current assets	127,673	75,721
Property and equipment, net	20,373	22,046
Operating lease right-of-use assets	3,861	3,934
Other non-current assets	3,123	3,309
Total assets	$155,030	$105,010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,310	$1,787
Accrued expenses and other current liabilities	16,082	7,731
Deferred revenues, current portion	25,536	12,627
Total current liabilities	43,928	22,145
Deferred revenue, net of current portion	49,421	35,900
Operating lease liabilities	14,960	15,932
Other long-term liabilities	—	6
Total liabilities	108,309	73,983
Stockholders’ equity:
Preferred stock	—	—
Common stock	67	56
Additional paid-in capital	277,496	242,672
Accumulated other comprehensive loss	234	(295)
Accumulated deficit	(231,076)	(211,406)
Total stockholders’ equity	46,721	31,027
Total liabilities and stockholders’ equity	$155,030	$105,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Customer revenue	$2,540	$10,930	$17,406	$19,815
Collaboration revenue	745	316	1,512	4,692
Total revenue	3,285	11,246	18,918	24,507
Operating expenses
Research and development	15,800	11,333	32,362	24,091
General and administrative	4,246	4,568	8,376	8,927
Total operating expenses	20,046	15,901	40,738	33,018
Loss from operations	(16,761)	(4,655)	(21,820)	(8,511)
Other income (expense)
Interest income	3	129	6	448
Grant income	796	—	796	—
Other income (expense)	464	(424)	1,348	(484)
Net loss	$(15,498)	$(4,950)	$(19,670)	$(8,547)

Other comprehensive income:
Foreign currency translation	40	178	529	830
Unrealized gain on available-for-sale securities	—	(15)	—	101
Comprehensive loss	$(15,458)	$(4,787)	$(19,141)	$(7,616)
Net loss per share
Basic and diluted	$(0.25)	$(0.09)	$(0.33)	$(0.16)
Weighted average number of common shares outstanding
Basic and diluted	61,905	52,371	59,116	53,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Three Months Ended June 30, 2020 and 2021

	Preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of March 31, 2020	11	$—	55,212	$55	$228,751	$(1,227)	$(177,773)	$49,806
Net loss	—	—	—	—	—	—	(4,950)	(4,950)
Foreign currency translation adjustment	—	—	—	—	—	178	—	178
Unrealized gain on investments	—	—	—	—	—	(15)	—	(15)
Stock based compensation expense	—	—	—	—	1,237	—	—	1,237
Issuance of common stock resulting from exercise of stock options	—	—	139	—	271	—	—	271
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	47	—	145	—	—	145
Preferred stock conversion (Series D)	3	$—	(3,000)	$(3)	$3	$—	$—	$—
Balance as of June 30, 2020	14	$—	52,399	$52	$230,407	$(1,064)	$(182,723)	$46,672

Balance as of March 31, 2021	14	$—	59,719	$60	$253,560	$194	$(215,578)	$38,236
Net loss	—	—	—	—	—	—	(15,498)	(15,498)
Foreign currency translation adjustment	—	—	—	—	—	40	—	40
Stock based compensation expense	—	—	—	—	1,326	—	—	1,326
Issuance of common stock resulting from exercise of stock options	—	—	129	—	272	—	—	272
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	40	—	96	—	—	96
Issuance of common stock resulting from exercise of warrants	—	—	1,391	1	836	—	—	837
Issuance of common stock resulting from conversion of preferred stock	(4)	—	3,812	4	(4)	—	—	—
Preferred stock conversion (Series E)	5	—	(5,000)	(5)	5	—	—	—
Issuance of common stock pursuant to at the market offering program, net of $0.4 million in offering costs	—	—	3,004	3	12,169	—	—	12,172
Issuance of common stock pursuant to private placement offering, net of $0.1 million in offering costs	—	—	3,584	4	9,236	—	—	9,240
Balance as of June 30, 2021	16	$—	66,679	$67	$277,496	$234	$(231,076)	$46,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Six Months Ended June 30, 2020 and 2021

	Preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total Stockholders' equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2019	11	$—	55,212	$55	$227,468	$(1,995)	$(174,176)	$51,352
Net loss	—	—	—	—	—	—	(8,547)	(8,547)
Foreign currency translation adjustment	—	—	—	—	—	830	—	830
Unrealized gain on investments	—	—	—	—	—	101	—	101
Stock based compensation expense	—	—	—	—	2,520	—	—	2,520
Issuance of common stock resulting from exercise of stock options	—	—	139	—	271	—	—	271
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	47	—	145	—	—	145
Preferred stock conversion (Series D)	3	$—	(3,000)	$(3)	$3	$—	$—	$—
Balance as of June 30, 2020	14	$—	52,399	$52	$230,407	$(1,064)	$(182,723)	$46,672

Balance as of December 31, 2020	14	$—	56,003	$56	$242,672	$(295)	$(211,406)	$31,027
Net loss	—	—	—	—	—	—	(19,670)	(19,670)
Foreign currency translation adjustment	—	—	—	—	—	529	—	529
Stock based compensation expense	—	—	—	—	2,525	—	—	2,525
Issuance of common stock resulting from exercise of stock options	—	—	139	—	292	—	—	292
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	40	—	96	—	—	96
Issuance of common stock resulting from exercise of warrants	—	—	1,391	1	836	—	—	837
Issuance of common stock resulting from conversion of preferred stock	(4)	—	3,812	4	(4)	—	—	—
Preferred stock conversion (Series E)	5	—	(5,000)	(5)	5	—	—	—
Issuance of common stock pursuant to at the market offering program, net of $0.4 million in offering costs	—	—	3,004	3	12,169	—	—	12,172
Issuance of common stock pursuant to private placement offering, net of $0.1 million in offering costs	—	—	7,290	8	18,905	—	—	18,913
Balance as of June 30, 2021	16	$—	66,679	$67	$277,496	$234	$(231,076)	$46,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(19,670)	$(8,547)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,242	869
Right-of-use asset amortization	(48)	156
Stock-based compensation	2,525	2,520
Other non-cash transactions	(14)	343
Changes in operating assets and liabilities	33,733	(20,250)
Net cash provided by (used in) operating activities	17,768	(24,909)
Investing activities:
Purchases of property and equipment	(257)	(2,988)
Proceeds from maturity of investments	—	47,523
Purchases of investments	—	(38,525)
Net cash (used in)/provided by investing activities	(257)	6,010
Financing activities:
Proceeds from exercise of stock options	292	271
Proceeds from exercise of warrants	837	—
Proceeds from employee stock purchase plan	96	145
Proceeds from issuance of common stock from private placement, net of issuance costs	18,913	—
Proceeds from issuance of common stock resulting from ATM sales, net of $0.4M in transaction costs	12,172	—
Net cash provided by financing activities	32,310	416
Effect of exchange rate change on cash and cash equivalents	(1,160)	525
Net increase (decrease) in cash and cash equivalents	48,661	(17,958)
Cash and cash equivalents at beginning of period	70,436	62,260
Cash and cash equivalents at end of period	$119,097	$44,302
Supplemental cash flow disclosures:
Net unrealized gain on investments	$—	$31
Property and equipment included in accounts payable	$—	$329
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

As of June 30, 2021, cash and cash equivalents were $119.1 million. The Company’s net loss was $15.5 million and $5.0 million for the quarters ended June 30, 2021 and 2020, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $231.1 million as of June 30, 2021. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years.

The future success of the Company is dependent on its ability to identify and develop its product candidates, expand its corporate infrastructure and ultimately upon its ability to attain profitable operations. The Company has devoted substantially all of its financial resources and efforts to research and development and general and administrative expenses to support such research and development. The Company has several research and development programs underway in varying stages of development, and it expects that these programs will continue to require increasing amounts of cash for development, conducting clinical trials, and testing and manufacturing of product material. Cash necessary to fund operations will increase significantly over the next several years as the Company continues to conduct these activities necessary to pursue governmental regulatory approval of clinical-stage programs and other product candidates.

The Company plans to raise additional capital to fulfill its operating and capital requirements through public or private equity financings, utilization of its current “at the market offering” program, or ATM Program, strategic collaborations, licensing arrangements and/or the achievement of milestones under its collaborative agreements. The funding requirements of the Company’s operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue these funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. Until such time that the Company can generate substantial product revenues, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, strategic partnerships, licensing arrangements and government grants. The terms of any future financing may adversely affect the holdings or the rights of the Company’s existing stockholders.

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

2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There has been one material addition to the significant accounting policies pertaining to the Company's policy on government grant income during the six months ended June 30, 2021.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 31, 2021.
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
Cash, Cash Equivalents and Investments
The Company determines the appropriate classification of its investments at the time of purchase. All liquid investments with original maturities of 90 days or less from the purchase date and for which there is an active market are considered to be cash equivalents. The Company’s investments are comprised of money market, asset backed securities, government treasuries and corporate bonds that are classified as available-for-sale in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets.

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

Government Grants

The Company recognizes grants from governmental agencies when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to evaluate whether the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, grant income related to research and development costs is recognized as such expenses are incurred. Grant income is included as a separate caption within Other income (expense), net in the consolidated statements of operations.

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

The Company typically only includes an initial lease term in its assessment of a lease agreement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. The expected lease term includes noncancellable lease periods and, when applicable, periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, as well as periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option.

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
The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Seagen	$338	$8,512	$704	$8,960
AstraZeneca	2,202	2,334	16,702	5,045
Servier	745	400	1,512	10,502
Total Revenue	$3,285	$11,246	$18,918	$24,507

Under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$1,096	$4,275
Servier	239	214
Seagen	754	450
Boston Pharmaceuticals	88	265
Genentech	834	600
Total potential milestone payments	$3,011	$5,804

Strategic Partnerships
Genentech
On May 19, 2021, the Company and Genentech, Inc., or Genentech, entered into a Research Collaboration and License Agreement, or the Genentech Agreement, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies that leverage the Company’s proprietary Anticalin technology. Upon signing the Genentech Agreement, Genentech paid the Company a $20 million upfront fee. In addition, the Company may be eligible to receive up to approximately $1.4 billion in additional milestone payments across multiple programs, as well as tiered royalty payments on net sales at percentages ranging from the mid-single to low double-digits, subject to certain standard reductions and offsets.

Under the terms of the Genentech Agreement, the Company will be responsible for discovery and preclinical development of two initial programs. The Company will be responsible for research activities following target nomination through the late-stage research go decision. The parties will then collaborate on drug candidate characterization until the development go decision. After the development go decision, Genentech will be responsible for pursing the preclinical and clinical development of each program, and there after, the commercialization efforts. Each party will be responsible for the costs incurred to perform their respective responsibilities. Genentech has an option to expand the collaboration to encompass two additional programs with the payment of a $10 million fee per additional program. If Genentech exercises its option to start additional programs, payment to the Company of additional fees, milestone payments and royalties would result.

Unless earlier terminated, the term of the Genentech Agreement continues until no royalty or other payment obligations are or will become due under the Genentech Agreement. The Genentech Agreement may be terminated (i) by either party based on insolvency or breach by the other party and such insolvency proceeding is not dismissed or such breach is not cured within 90 days; or (ii) after 9 months from the effective date of the Genentech Agreement, by Genentech as a whole or on a product-by-product and/or country-by-country basis upon 90 days prior written notice before the first commercial sale of a product or upon 180 days prior written notice after the first commercial sale of a product.

While the Genentech Agreement allows for up to four research programs, only two research programs are initially identified in the Genentech Agreement. To reach a total of up to four research programs, the Company has granted Genentech options to nominate an additional two collaboration targets of their choosing, subject to the legal availability of the target to be researched. Genentech will have three years after the effective date to nominate the subsequent targets. The Company has also granted Genentech options to replace any of the collaboration targets identified with another target. However, at no point will there be more than four identified collaboration targets for which there are ongoing research programs.

The arrangement with Genentech provides for the transfer of the following goods or services: (i) exclusive research and commercial license for the collaboration programs, (ii) a non-exclusive platform improvement license, (iii) research and development services, (iv) participation in a governance committee, and (v) replacement target options on the first two programs upon a screening failure which were assessed as material rights.

Management evaluated all of the promised goods or services within the contract and determined which such goods and services were separate performance obligations. The Company determined that the licenses granted, at arrangement inception, should be combined with the research and development services to be provided for the related target programs as they are not capable of being distinct. A third party would not be able to provide the research and development services due to the specific nature of the intellectual property and knowledge required to perform the services, and Genentech could not benefit from the licenses without the corresponding services. The Company determined that the participation in the governance committees was distinct as the services could be performed by an outside party.
As a result, management concluded there were five separate performance obligations at the inception of the Genentech Agreement: (i) two combined performance obligations, each comprised of an exclusive research and commercial license, a non-exclusive platform improvement license, and research and development services for the first two Genentech programs, (ii) two performance obligations each comprised of a material right for a target swap option for the first two Genentech programs, and (iii) one performance obligation comprised of the participation on the governance committee.

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

The transaction price at inception is comprised of fixed consideration of $20.0 million in upfront fees and was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The amounts allocated to the performance obligations for the two research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the target options will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program along with any remaining deferred revenue associated with the replacement target. The amounts allocated to the participation on the committee will be recognized on a straight-line basis over the anticipated research term for all research programs. As of June 30, 2021, there was $19.5 million of aggregate transaction price allocated to remaining performance obligations.

Under the Genentech Agreement, the Company is eligible to receive various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has determined that all other research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur.

As of June 30, 2021, there were $5.4 million and $14.1 million of current and non-current deferred revenue, respectively, related to the Genentech Agreement.
Boston Pharmaceuticals

On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an Exclusive Product License Agreement, or the BP Agreement, to develop PRS-342, a 4-1BB/GPC3 preclinical immuno-oncology Anticalin-antibody bispecific fusion protein.

Under the terms of the BP Agreement, Boston Pharmaceuticals exclusively licensed worldwide rights to PRS-342. The Company received an upfront payment of $10.0 million and is further entitled to receive up to $352.5 million in development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of PRS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the BP Agreement or a change of control of Boston Pharmaceuticals. The Company will also contribute up to $4.0 million toward manufacturing activities.

The term of the BP Agreement ends upon the expiration of all of Boston Pharmaceuticals’ payment obligations thereunder. The BP Agreement may be terminated by Boston Pharmaceuticals in its entirety for convenience beginning nine months after its effective date upon 60 days’ notice or, for any program under the BP Agreement which has received marketing approval, upon 120 days’ notice. If any program is terminated by Boston Pharmaceuticals, the Company will have full rights to continue such program. The BP Agreement may also be terminated by Boston Pharmaceuticals or the Company for an uncured material breach by the other party upon 180 days’ notice (60 days in the case of non-payment of undisputed amounts due and payable), subject to extension for an additional 180 days in certain cases and subject, in all cases, to dispute resolution procedures. The Agreement may also be terminated due to the other party’s insolvency. The Company may also terminate the BP Agreement if Boston Pharmaceuticals challenges the validity of any patents licensed under the BP Agreement, subject to certain exceptions.

The Company does not have any obligations to assist in the research and development efforts of Boston Pharmaceuticals under the BP Agreement. However, the Company has an obligation to fund up to $4.0 million in costs, including out-of-pocket costs incurred by Boston Pharmaceuticals, in connection with the manufacture of products under the BP Agreement.
The arrangement with Boston Pharmaceuticals provides for the transfer of the following: (i) exclusive license of PRS-342, (ii) non-exclusive Pieris platform license, (iii) initial know-how, (iv) product cell line license, and (v) materials (as each such term is defined under the BP Agreement).

Management evaluated all of the promised goods or services within the BP Agreement and determined which such goods and services were separate performance obligations. The Company determined that the licenses granted, at arrangement inception, should be combined with the transfer of know-how, materials and the product cell line license. Boston Pharmaceuticals could not benefit from the exclusive and non-exclusive licenses without the corresponding transfer of know-how and materials.
As a result, management concluded there was only one combined performance obligation. The transaction price at inception is comprised of fixed consideration of $10.0 million in upfront fees, offset by $4.0 million in consideration payable to Boston Pharmaceuticals to reimburse them for expected out-of-pocket manufacturing costs, for a total transaction price of $6.0 million. Management has assessed the forms of variable consideration within the BP Agreement and concluded that the payments are either constrained by the royalty recognition constraint or because management has assessed the most likely amount associated with the payments as zero.

The amounts allocated to the performance obligations did not meet the criteria to be recognized over time on a proportional performance basis and thus will be recognized at a point in time. The Company determined that the performance obligation will be fully satisfied when all of the deliverables in the combined performance obligation are transferred to Boston Pharmaceuticals as that is the point at which Boston Pharmaceuticals can fully use and benefit from the license to PRS-342. The Company expects all of the deliverables to be transferred to Boston Pharmaceuticals in the third quarter of 2021.

As of June 30, 2021, there was $6.0 million of aggregate transaction price allocated to remaining performance obligations. As of June 30, 2021, there was $6.0 million of current deferred revenue related to the BP Agreement.

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

The term of each of the Seagen Agreements ends upon the expiration of all of Seagen’s payment obligations under each such agreement. The Seagen Collaboration Agreement may be terminated by Seagen on a product-by-product basis for convenience beginning 12 months after its effective date upon 90 days’ notice or, for any program where a pivotal study has been initiated, upon 180 days’ notice. Any program may be terminated at Seagen’s option. If any program is terminated by Seagen after a predefined preclinical stage, the Company will have full rights to continue such program. If any program is terminated by Seagen prior to such predefined preclinical stage, the Company will have the right to continue to develop such program, but will be obligated to offer a co-development option to Seagen for such program. The Seagen Collaboration Agreement may also be terminated by Seagen or the Company for an uncured material breach by the other party upon 90 days’ notice, subject to extension for an additional 90 days if the material breach relates to diligence obligations and subject, in all cases, to dispute resolution procedures. The Seagen Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances, including for reasons of safety, be terminated on a product-by-product basis. Each party may also terminate the Seagen Agreements if the other party challenges the validity of any patents licensed under the Seagen Agreements, subject to certain exceptions. The Seagen Platform License will terminate upon termination of the Seagen Collaboration Agreement, whether in its entirety or on a product-by-product basis.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the anticipated research term for all research programs. As of June 30, 2021, there was $22.7 million of aggregate transaction price allocated to remaining performance obligations.

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

As of June 30, 2021, there were $6.7 million and $12.8 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

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

In addition to the Company’s lead inhaled drug candidate, PRS-060/AZD1402, or the AstraZeneca Lead Product, the Company and AstraZeneca will also collaborate to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products. The Company is responsible for advancing the AstraZeneca Lead Product through its phase 1 study, with the associated costs funded by AstraZeneca. The parties will collaborate thereafter to conduct a phase 2a study in asthma patients, with AstraZeneca continuing to fund development costs. After completion of a phase 2a study, Pieris has the option to co-develop the AstraZeneca Lead Product and also has a separate option to co-commercialize the AstraZeneca Lead Product in the United States. For the AstraZeneca Collaboration Products, the Company will be responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca will take the lead on continued development of the AstraZeneca Collaboration Products. The Company has the option to co-develop two of the four AstraZeneca Collaboration Products beginning at a predefined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of June 30, 2021, there was $21.8 million of aggregate transaction price allocated to remaining performance obligations.

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

In connection with the Amended Collaboration Agreement, the Company and AstraZeneca entered into a subscription agreement, or the AstraZeneca Subscription Agreement, pursuant to which the Company agreed to issue to AstraZeneca, and AstraZeneca agreed to acquire from the Company, 3,584,230 shares of the Company’s common stock for a total purchase price of $10.0 million, or $2.79 per share, in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act. The

AstraZeneca Subscription Agreement closed on April 1, 2021 and includes a requirement that the Company file a registration statement to register the resale of the shares issued to AstraZeneca within 60 calendar days of the issuance of the shares. The Company assessed the payment under ASC 606 and concluded that the fair value of the shares on a per share basis was $2.60 per share as of the transaction date. This resulted in a premium paid for the shares of $0.7 million, which was added to the deferred revenue balance and will be recognized over time in line with our revenue recognition pattern for all remaining performance obligations.

Also in March 2021, the Company earned a $13.0 million milestone from AstraZeneca related to the initiation of the phase 2a study for PRS-060/AZD1402. The Company assessed the milestone payment under ASC 606 and determined that there no longer existed a constraint on the milestone as the performance obligation related to the phase 2a study was fully satisfied. Therefore, the Company realized the full $13.0 million as milestone revenue during the quarter ended March 31, 2021.

As of June 30, 2021, there were $1.0 million and $18.1 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of June 30, 2021, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.7 million. Amortization during the three and six months ended June 30, 2021 and 2020 was de minimis.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of June 30, 2021, there was $10.9 million of aggregate transaction price allocated to remaining performance obligations.

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

As of June 30, 2021, there were $6.5 million and $4.4 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of June 30, 2021, the remaining balance of the asset recognized from costs to obtain the Servier contract was $0.1 million. Amortization during the three and six months ended June 30, 2021 was de minimis. Amortization during the three and six months ended June 30, 2020 was de minimis and $0.1 million, respectively.

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

Additions to deferred revenue were $26.1 million and $30.1 million during the three and six months ended June 30, 2021, respectively. Reductions to deferred revenue were $0.7 million and $1.5 million for the three and six months ended June 30, 2021, respectively.

4.    Grant Income

One of the Company's proprietary respiratory assets is PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, and it is being developed as a local treatment for idiopathic pulmonary fibrosis. In June 2021, the Company was selected to receive a €14.2 million (approximately $17.0 million) grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy (the Bavarian Grant) supporting research and development for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.

The Bavarian Grant provides partial reimbursement for qualifying research and development activities on PRS-220, including drug manufacturing costs, activities and costs to support an IND filing, and phase 1 clinical trials costs. The Bavarian Grant provides reimbursement of qualifying costs incurred through August 2023, which follows the expected development timeline of this program. Qualifying costs incurred may exceed the annual grant funding thresholds. If the Company receives any proceeds from the sale of or licensing income from PRS-220, the funds available for reimbursement will be reduced proportionally if they are obtained prior to August 2023. The Company is required to communicate such proceeds in each case with the request to draw-down the funds.

5.    Cash, cash equivalents and investments
As of June 30, 2021 and December 31, 2020, cash equivalents were $91.8 million and $64.0 million, respectively, and are comprised of money market accounts, all of which are Level 1 investments. The Company did not hold any Level 2 or 3 investments as of June 30, 2021 and did not have any transfers of investment between levels for the three and six months ended June 30, 2021.
The Company did not record any realized gains or losses from the maturity of available-for-sale securities during the three and six months ended June 30, 2021. The Company recorded de minimis realized gains and a realized gain of $0.2 million from the maturity of available-for-sale securities for the three and six months ended June 30, 2020, respectively.

6.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2021	2020
Laboratory furniture and equipment	$11,043	$11,188
Office furniture and equipment	2,056	2,120
Computer equipment	410	394
Leasehold improvements	13,723	14,159
Property and equipment, cost	27,232	27,861
Accumulated depreciation	(6,859)	(5,815)
Property and equipment, net	$20,373	$22,046

7.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued accounts payable	$4,215	$1,220
Collaboration cost-sharing obligation	3,830	—
Research and development fees	2,813	2,001
Compensation expense	2,251	2,759
Accrued license obligations	1,653	358
Lease liabilities	959	1,030
Audit and tax fees	189	128
Other current liabilities	173	235
Total	$16,083	$7,731

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

As of June 30, 2021 and 2020, and as calculated using the treasury stock method, approximately 36.5 million and 37.3 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity
The Company had 300,000,000 shares authorized and 66,679,223 and 56,002,815 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020, respectively, with a par value of $0.001 per share.
The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of June 30, 2021. The Company had 10,000,000 shares authorized and 14,429 shares of preferred stock issued and outstanding as of December 31, 2020. Preferred stock has a par value of $0.001 per share, and consists of the following:
•Series A Convertible, 85 and 2,907 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.
•Series B Convertible, 4,026 and 5,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.
•Series C Convertible, 3,506 and 3,522 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.
•Series D Convertible, 3,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.
•Series E Convertible, 5,000 and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.
2020 Employee, Director and Consultant Equity Incentive Plan

At the 2020 Annual Meeting of Stockholders, the Company's stockholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan, or the 2020 Plan. The 2020 Plan permits the Company to issue up to 3,500,000 shares of common stock pursuant to awards granted under the 2020 Plan. Upon approval of the 2020 Plan, the 2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan, was terminated; all unissued options were canceled and no additional awards will be made thereunder. All outstanding awards under the 2019 Plan will remain in effect and any awards forfeited from the outstanding awards will be allocated back into the 2020 Plan. There were approximately 1,579,678 shares remaining and available for grant under the 2019 Plan that terminated upon original approval of the 2020 Plan.

At the 2021 Annual Meeting of Stockholders, held on June 25, 2021, the Company's stockholders approved the first amendment to the 2020 Plan to add 2,250,000 shares for issuance under the 2020 Plan.

Series D Preferred Stock Conversion

On March 31, 2020, the Company and certain entities affiliated with Biotechnology Value Fund, L.P., or BVF, entered into an exchange agreement pursuant to which, on April 1, 2020, BVF exchanged an aggregate of 3,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 3,000 shares of Series D Preferred Stock. The Company designated 3,000 shares of its authorized and unissued preferred stock as Series D Preferred Stock and filed a Certificate of Designation of Series D Convertible Preferred Stock of Pieris Pharmaceuticals, Inc. with the Nevada Secretary of State.

Series E Preferred Stock Conversion

On May 20, 2021, the Company and certain entities affiliated with BVF entered into an exchange agreement pursuant to which, BVF exchanged an aggregate of 5,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 5,000 shares of Series E Preferred Stock. The Company designated 5,000 shares of its authorized and unissued preferred stock as Series E Preferred Stock and filed a Certificate of Designation of Series E Convertible Preferred Stock of Pieris Pharmaceuticals, Inc., or the Series E Certificate of Designation, with the Nevada Secretary of State.

As described below, the Series E Preferred Stock has substantially the same terms as the Company’s Series D Convertible Preferred Stock, par value $0.001 per share, issued in April 2020; Series C Convertible Preferred Stock, par value $0.001 per share, issued in November 2019; Series B Convertible Preferred Stock, par value $0.001 per share, issued in January 2019; and Series A Convertible Preferred Stock, par value $0.001 per share, issued in June 2016, all currently held by entities affiliated with BVF.

Each share of Series E Preferred Stock is convertible into 1,000 shares of Common Stock (subject to adjustment as provided in the Series E Certificate of Designation) at any time at the option of the holder, provided that the holder is prohibited from converting the Series E Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number (not to exceed 19.99% of the total number of Common Shares issued and outstanding immediately after giving effect to a conversion) upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company. In the event of the Company’s liquidation, dissolution, or winding up, subject to the rights of holders of Senior Securities (defined below), holders of Series E Preferred Stock are entitled to receive a payment equal to $0.001 per share of Series E Preferred Stock before any proceeds are distributed to the holders of Common Stock and Junior Securities (defined below) and pari passu with any distributions to the holders of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares. However, if the assets of the Company are insufficient to comply with the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the Series E Preferred Stock and Parity Securities (defined below). Shares of Series E Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Series E Preferred Stock is required to amend the terms of the Series E Certificate of Designation. Holders of Series E Preferred Stock are entitled to receive any dividends payable to holders of Common Stock, and rank:
•senior to all of the Common Stock;
•senior to any class or series of capital stock of the Company created after the designation of the Series E Preferred Stock specifically ranking by its terms junior to the Series E Preferred Stock, or the Junior Securities;
•on parity with all shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and any class or series of capital stock of the Company created after the designation of the Series E Preferred Stock specifically ranking by its terms on parity with the Series E Preferred Stock, or the Parity Securities; and
•junior to any class or series of capital stock of the Company created after the designation of the Series E Preferred Stock specifically ranking by its terms senior to the Series E Preferred Stock, or the Senior Securities,

in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends.
Open Market Sales Agreement
In August 2019, the Company entered into a sales agreement pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through the ATM Program under a shelf registration statement on Form S-3. Through June 30, 2021, the Company has sold $22.7 million of common shares under the ATM Program of which 3.0 million shares were sold during the quarter ending June 30, 2021 at an average stock price of $4.24.
10.    Leases
The Company currently leases office space in Boston, Massachusetts. In August 2015, the Company entered into a sublease to lease approximately 3,950 square feet. The sublease originally expired on February 27, 2022 or such earlier date pursuant to the termination provisions of the sublease. In July 2021, the Company extended the lease for this office space for an additional 10 months through December 31, 2022.
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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$379	$347	$744	$751
Variable lease costs (1)	181	156	364	344
Total lease cost	$560	$503	$1,108	$1,095
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

The following table summarizes the weighted-average remaining lease term and discount rate:

As of June 30, 2021
Weighted-average remaining lease term (years)	11.0
Weighted-average discount rate	10.5%
Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2021. Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $0.9 million, respectively, for the three and six months ended June 30, 2020.
As of June 30, 2021, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2021	$1,283
2022	2,380
2023	2,346
2024	2,346
2025	2,346
Thereafter	15,443
Total undiscounted lease payments	26,144
Less: present value adjustment	(10,224)
Present value of lease liabilities	$15,920

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat moderate-to-severe asthma and an IO bispecific targeting 4-1BB and HER2. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our core Anticalin technology and platform were developed in Germany, and we have collaborations with major multi-national pharmaceutical companies. In particular, we have alliances with AstraZeneca and Genentech to treat respiratory diseases, with Genentech also in ophthalmology, and partnerships with Servier and Seagen, both in IO. Our development programs include:

•PRS-060/AZD1402, our lead respiratory program partnered with AstraZeneca, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting the downstream action of IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

•Four respiratory programs included in the AstraZeneca alliance beyond PRS-060/AZD1402, the targets and disease areas of which are undisclosed. We retain co-development and co-commercialization rights to two out of these four programs.

•Our lead fully proprietary respiratory asset PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for idiopathic pulmonary fibrosis and has passed drug candidate nomination stage. We were selected to receive a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.

•We have also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies.

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

•PRS-344, a bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB. PRS-344 is being developed as part of our IO collaboration with Servier.

•We are also developing additional IO drug candidates beyond cinrebafusp alfa and PRS-344 that are multi-specific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics. Other IO drug candidates are being developed as part of our collaboration with Servier and Seagen.

•We are supporting IND-readiness for PRS-342, a 4-1BB/GPC3 bispecific that we have exclusively licensed to Boston Pharmaceuticals, who will oversee future development of that asset.

Our programs are in varying stages:

•PRS-060/AZD1402 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 single ascending dose study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well-tolerated when given as single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). We presented interim data from the PRS-060/AZD1402 phase 1 multiple ascending dose study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb).

•In addition to Ukrainian regulatory approval, AstraZeneca has also recently received ethics approval and regulatory acknowledgement for the phase 2a study of PRS-060/AZD1402 in Australia and is actively recruiting patients in both countries. Following a COVID-19-related inventory challenge, the first patient has been dosed in Ukraine and screening for the study is ongoing in both Ukraine and Australia. As part of the phase 2a initiation, we earned a $13.0 million milestone payment from AstraZeneca. The phase 2a study is a two-part, multi-center, placebo-controlled clinical study of PRS-060/AZD1402 that will evaluate PRS-060/AZD1402 at up to three dose levels using a dry powder formulation administered twice daily. The first part of the study will assess the safety and pharmacokinetics of the dry powder formulation in approximately 45 moderate controlled asthmatics. The second part of the study will assess the efficacy, safety and pharmacokinetics of PRS-060/AZD1402 over four weeks in approximately 360 moderate uncontrolled asthmatics with blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb at screening with FEV1 improvement as the primary endpoint. This study evaluating PRS-060/AZD1402, which is being developed for the treatment of moderate-to-severe asthma, is being sponsored, funded and delivered by AstraZeneca. Upon completion of that study, Pieris will have the options to co-develop and, subsequently, co-commercialize PRS-060/AZD1402 in the United States.

•Our additional respiratory programs, both partnered and proprietary, are in the discovery stage. AstraZeneca has taken advantage of all available potential new project starts envisioned in the alliance and all four respiratory programs are ongoing. We retain co-development and co-commercialization rights to two out of the four programs beyond PRS-060/AZD1402.

•The PRS-220 program is currently in the IND-enabling stage, with clinical development expected to begin in 2022.

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

•We are now preparing a two-arm phase 2 study for cinrebafusp alfa in gastric cancer that will begin this summer. Supported by additional data we presented from the phase 1 monotherapy study of cinrebafusp alfa in an oral presentation session at the American Association for Cancer Research Virtual Congress, or AACR, in April 2021, the first arm of the phase 2 study will include the combination with ramucirumab and paclitaxel in HER2-high gastric cancer, while the second arm will be in combination with tucatinib in HER2-low gastric cancer. Collaboration partners Lilly and Seagen will supply ramucirumab and tucatinib, respectively. Go/No-Go criteria for advancement of this program will evaluate a composite of measures, including a minimum target of 50% ORR in the HER2-high arm and a minimum target of 40% ORR in the HER2-low arm, duration of response, and safety. We expect to report results from both study arms next year. In June 2021, FDA granted orphan drug designation to cinrebafusp alfa for the treatment of HER2-high and HER2-low expressing gastric cancers.

•The supporting data presented at AACR included an evaluation of 78 patients who had been enrolled in the monotherapy study as of the February 2021 cutoff date, including four additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the European Society for Medical Oncology, or ESMO, Virtual Congress in September 2020. Out of 42 response-evaluable patients at the time of the data cutoff of February 25, 2021, according to RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), four patients achieved a partial response (three at the 8 mg/kg Q2W dose (cohort 11b) and one at the 18 mg/kg Q2W dose (cohort 13b)), and stable disease was observed in 17 patients as best response out of 42 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an ORR of 12% and a DCR of 52%. Consistent with the MOA of cinrebafusp alfa, dose-dependent immune activation was demonstrated by showing an increase in CD8+, T cell, NK cells and cytotoxic activity in the tumor microenvironment and an increase of soluble 4-1BB in the blood, indicating target engagement of 4-1BB and activation of immune cells. Cinrebafusp alfa demonstrated durable anti-tumor activity in a heavily pre-treated patient population. Additionally, clinical benefit was observed in patients with “cold” tumors as well as those with low HER2 expression who were enrolled into the study on the basis of archived HER2-status and were later re-assessed on the basis of a pre-treatment biopsy. Cinrebafusp alfa also showed an acceptable safety profile at all doses and schedules tested in the clinical study with no dose-limiting toxicities. The totality of response data generated in cohorts 11b (8 mg/kg Q2W) and 13b support the recommended phase 2 dose of a two-cycle loading dose of 18 mg/kg (Q2W), following by an 8 mg/kg dose (Q2W) in subsequent cycles.

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

◦We anticipate initiating a phase 1 study for PRS-344, a 4-1BB/PD-L1 bispecific, in 2021.
◦Servier has obtained in vivo proof of concept for PRS-352, an Anticalin-based bispecific beyond 4-1BB, triggering an undisclosed milestone payment to Pieris.Servier is responsible for further development of the program.
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
◦We are supporting IND-readiness for PRS-342, a 4-1BB/GPC3 bispecific that we have exclusively licensed to Boston Pharmaceuticals, who will oversee future development of the asset.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and six months ended June 30, 2021, we reported net losses of $15.5 million and $19.7 million, respectively. For the three and six months ended June 30, 2020, we reported net losses of $5.0 million and $8.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $231.1 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and six months ended June 30, 2021 and 2020 were from license and collaboration agreements with our partners.
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
Revenues
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been primarily from the license and collaboration agreements with our partners.
The revenues from our partners have been comprised primarily of upfront payments, research and development services and milestone payments. For additional information about our revenue recognition policy, see “Note 2— Summary of Significant Accounting Policies.”
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

Results of Operations
Comparison of the three and six months ended June 30, 2021 and 2020

The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$3,285	$11,246	$18,918	$24,507

Research and development expenses	15,800	11,333	32,362	24,091
General and administrative expenses	4,246	4,568	8,376	8,927
Total operating expenses	20,046	15,901	40,738	33,018
Other (expense) income
Interest income	3	129	6	448
Grant income	796	—	796	—
Other (expense) income, net	464	(424)	1,348	(484)
Net loss	$(15,498)	$(4,950)	$(19,670)	$(8,547)
Revenues
The following table provides a comparison of revenues for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Increase/(Decrease)
Customer revenue	$2,540	$10,930	$(8,390)
Collaboration revenue	745	316	429
Total Revenue	$3,285	$11,246	(7,961)

•The $8.4 million decrease in customer revenue in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 relates to higher Seattle Genetics revenue recorded in the prior year upon the execution of a contractual amendment (approximately $3.5 million impact) as well as the achievement of a $5.0 million milestone on the first collaboration program.
•The $0.4 million increase in collaboration revenues in the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is due to higher amounts of cost-sharing revenue driven by increased manufacturing costs incurred with respect to our collaboration agreement with Servier.
The following table provides a comparison of revenues for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)
Customer revenue	$17,406	$19,815	$(2,409)
Collaboration revenue	1,512	4,692	(3,180)
Total Revenue	$18,918	$24,507	(5,589)

•The $2.4 million decrease in customer revenue in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 relates to the phase 2a milestone ($13.0 million) recognized for PRS-060 under the AstraZeneca collaboration and higher pass through costs for Servier in the current year offset by higher Seattle Genetics revenue recorded upon the execution of a contractual amendment (approximately $3.5 million) and achievement of a $5.0 million milestone on the first collaboration program. There was also higher revenue recognized in the prior year related to a preclinical stage product that is not being pursued under the Servier collaboration.
•The $3.2 million decrease in collaboration revenues in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 relates to revenue recognized in the prior year on a preclinical stage product that Servier declined to pursue further, offset slightly by higher Servier cost-sharing revenue generated from higher levels of manufacturing activities in the current year.
Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Increase/(Decrease)
Respiratory	$4,605	$2,697	$1,908
Immuno-oncology	4,495	2,585	1,910
Other R&D activities	6,707	6,051	656
Total	$15,807	$11,333	4,474

•The $1.9 million increase in our respiratory programs for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is due to higher preclinical work being performed for our partnered and proprietary respiratory programs, with the majority of the increase attributed to PRS-220.
•The $1.9 million increase in our IO programs for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is due primarily to an increase in manufacturing costs for cinrebafusp alfa and PRS-344 in addition to increased license fees due to the Boston Pharmaceuticals agreement.
•The $0.7 million increase in other research and development activities expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is due primarily to higher personnel and recruiting costs due to higher headcount, license fees, and external consulting expense offset slightly by lower facility costs due to the move to the new R&D facility in Hallbergmoos, Germany in the prior year.
The following table provides a comparison of the research and development expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)
Respiratory	$8,633	$5,425	$3,208
Immuno-oncology	10,420	6,021	4,399
Other R&D activities	13,316	12,645	671
Total	$32,369	$24,091	8,278

•The $3.2 million increase in our respiratory programs in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is due to higher preclinical work being performed on PRS-220, offset partially by lower clinical costs and manufacturing costs with respect to activities for PRS-060.
•The $4.4 million increase in our IO programs in the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is due primarily to an increase in manufacturing costs for cinrebafusp alfa.
•The $0.7 million increase in other research and development activities expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is due primarily to higher external consulting, personnel and recruiting costs due to higher headcount and license fees, offset slightly by lower facility costs due to the move to the new R&D facility in Hallbergmoos, Germany in the prior year.
General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended June 30, 2021 and $4.6 million for the three months ended June 30, 2020. The period-over-period decrease is due primarily to lower legal and project management costs along with higher one-time office and building equipment costs incurred related to the move to the new R&D facility in Hallbergmoos, Germany in the prior year.
General and administrative expenses were $8.4 million for the six months ended June 30, 2021 and $8.9 million for the six months ended June 30, 2020. The period-over-period decrease is due primarily to higher legal and project management costs along with higher one-time office and building equipment costs related to the move to the new R&D facility in Hallbergmoos, Germany in the prior year, offset slightly by higher insurance and higher rent and depreciation expenses for the new R&D facility in the current year.
Other Income (Expense)
Our other income (expense) was $1.3 million for the three months ended June 30, 2021 and $(0.3) million for the three months ended June 30, 2020. This period over period increase was due to grant income recorded on PRS-220 as well as foreign exchange realized gains on upfront payments related to new collaboration and other milestone payments received.
Our other income was $2.2 million for the six months ended June 30, 2021 and de minimis for the six months ended June 30, 2020. This period over period increase was due to grant income recorded on PRS-220 as well as foreign exchange realized gains on upfront payment related to new collaboration and other milestone payments received.
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
Through June 30, 2021, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of June 30, 2021, we had a total of $119.1 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three and six months ended June 30, 2021 and 2020, respectively, and have a total accumulated deficit of $231.1 million as of June 30, 2021.
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
The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$17,768	$(24,909)
Net cash (used in) provided by investing activities	(257)	6,010
Net cash provided by financing activities	32,310	416

Net cash provided by operating activities for the six months ended June 30, 2021 and 2020 was $17.8 million and $24.9 million, respectively. Cash provided in 2021 is impacted by higher deferred revenue, primarily driven by the new collaboration agreements with Boston Pharmaceuticals and Genentech and higher accounts payable and accrued expenses, offset partially by higher accounts receivables and prepaid expenses. This compares to the impact of lower accounts payable, accrued expenses and deferred revenue, primarily driven by revenue recognized for the discontinued Servier programs and the satisfaction of a performance obligation under the Seattle Genetics agreements, for the six months ended June 30, 2020.

The change in net cash used in investing activities for the six months ended June 30, 2021 compared to net cash provided by investing activities for the same period in 2020 is mainly attributable to a significantly lower amount of purchases of property and equipment, as the purchases in prior year period primarily related to our move to a new R&D facility. Additionally, investing activities for the six months ended June 30, 2020 included the impact of net investments changes (lower purchases and increased maturities resulting in an overall decrease in investments) for which there is no activity in the comparable current year period.
Financing activities for the six months ended June 30, 2021 and 2020 provided cash of $32.3 million and $0.4 million, respectively. The change is driven by equity investments from both Seagen and AstraZeneca (see Note 3), sales under our ATM program, and proceeds received from warrant and option exercises. There was limited option exercise activity for the same period in 2020.
In August 2019, we entered into a sales agreement pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through our ATM Program, under a shelf registration statement on Form S-3 (File No. 333-226725). Through June 30, 2021, we have sold $22.7 million of common shares under the ATM Program of which 3.0 million shares were sold during the quarter ending June 30, 2021 at an average stock price of $4.24.
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
We plan to raise additional capital to fulfill our operating and capital requirements through public or private equity financings, utilization of our current ATM Program, strategic collaborations, licensing arrangements and/or the achievement of milestones under our collaborative agreements. The funding requirements of our operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although we continue to pursue these funding plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships, licensing arrangements and government grants. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

3.1	Certificate of Designation of Series E Convertible Preferred Stock of Pieris Pharmaceuticals, Inc.		Form 8-K (Exhibit 3.1)	May 21, 2021	001-37471
10.1±	Exclusive Product License Agreement, dated April 24, 2021, by and among Pieris Pharmaceuticals, Inc., Pieris Pharmaceuticals GmbH and BP Asset XII, Inc.	*
10.2
Exchange Agreement by and among Pieris Pharmaceuticals, Inc. and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., and MSI BVF SPV, L.L.C., dated as of May 20, 2021.
			Form 8-K (Exhibit 10.1)	May 21, 2021	001-37471
10.3±	Research Collaboration and License Agreement, dated May 19, 2021, by and among Pieris Pharmaceuticals, Inc., Pieris Pharmaceuticals GmbH and Genentech, Inc.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
10.4	Pieris Pharmaceuticals, Inc. 2020 Employee, Director and Consultant Equity Incentive Plan, as Amended.		Form 8-K (Exhibit 10.1)	June 29, 2021	001-37471

31.1	Certification of Principal Executive Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 12a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Exhibit Number	Exhibit Description	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

±	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

August 5, 2021	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

August 5, 2021	By:	/s/ Thomas Bures
Thomas Bures
Vice President, Finance and Treasurer
(Principal Financial Officer and Principal Accounting Officer)