Form 10-Q
period 2021-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2021-11-02
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of October 29, 2021, the registrant had 72,062,173 shares of common stock outstanding.

1

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we may obtain regulatory approval, and the rate and degree of market acceptance of any such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; our ability to advance our phase 2 study for cinrebafusp alfa, or PRS-343; the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain and clinical trials.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1593 based on information provided by Refinitiv as of September 30, 2021.
ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$125,052	$70,436
Accounts receivable	6,646	1,706
Prepaid expenses and other current assets	5,949	3,579
Total current assets	137,647	75,721
Property and equipment, net	19,613	22,046
Operating lease right-of-use assets	3,974	3,934
Other non-current assets	2,950	3,309
Total assets	$164,184	$105,010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,562	$1,787
Accrued expenses and other current liabilities	19,685	7,731
Deferred revenues, current portion	26,449	12,627
Total current liabilities	49,696	22,145
Deferred revenue, net of current portion	46,190	35,900
Operating lease liabilities	14,445	15,932
Other long-term liabilities	—	6
Total liabilities	110,331	73,983
Stockholders’ equity:
Preferred stock	—	—
Common stock	72	56
ATM proceeds receivable	(1,814)	—
Additional paid-in capital	302,591	242,672
Accumulated other comprehensive income (loss)	616	(295)
Accumulated deficit	(247,612)	(211,406)
Total stockholders’ equity	53,853	31,027
Total liabilities and stockholders’ equity	$164,184	$105,010
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Customer revenue	$2,783	$2,578	$20,189	$22,393
Collaboration revenue	1,274	361	2,786	5,053
Total revenue	4,057	2,939	22,975	27,446
Operating expenses
Research and development	18,937	11,822	51,299	35,913
General and administrative	4,132	4,116	12,508	13,043
Total operating expenses	23,069	15,938	63,807	48,956
Loss from operations	(19,012)	(12,999)	(40,832)	(21,510)
Other income (expense)
Interest income	4	55	10	503
Grant income	1,794	—	2,590	—
Other income (expense)	678	(1,339)	2,026	(1,823)
Net loss	$(16,536)	$(14,283)	$(36,206)	$(22,830)

Other comprehensive income (loss):
Foreign currency translation	382	632	911	1,462
Unrealized loss on available-for-sale securities	—	(350)	—	(249)
Comprehensive loss	$(16,154)	$(14,001)	$(35,295)	$(21,617)
Net loss per share
Basic and diluted	$(0.24)	$(0.26)	$(0.58)	$(0.42)
Weighted average number of common shares outstanding
Basic and diluted	67,730	54,340	62,019	53,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Three Months Ended September 30, 2020 and 2021

	Preferred shares		Common shares		ATM proceeds receivable	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of June 30, 2020	14	$—	52,399	$52	$—	$230,407	$(1,064)	$(182,723)	$46,672
Net loss	—	—	—	—	—	—	—	(14,283)	(14,283)
Foreign currency translation adjustment	—	—	—	—	—	—	632	—	632
Unrealized loss on investments	—	—	—	—	—	—	(350)	—	(350)
Stock based compensation expense	—	—	—	—	—	1,396	—	—	1,396
Issuance of common stock pursuant to ATM offering program, net of $0.4 million in offering costs	—	—	3,571	4	—	9,620	—	—	9,624
Balance as of September 30, 2020	14	$—	55,971	$56	$—	$241,423	$(782)	$(197,006)	$43,691

Balance as of June 30, 2021	16	$—	66,679	$67	$—	$277,496	$234	$(231,076)	$46,721
Net loss	—	—	—	—	—	—	—	(16,536)	(16,536)
Foreign currency translation adjustment	—	—	—	—	—	—	382	—	382
Stock based compensation expense	—	—	—	—	—	1,370	—	—	1,370
Issuance of common stock resulting from exercise of stock options	—	—	272	—	—	566	—	—	566
Issuance of common stock pursuant to ATM offering program, net of $0.8 million in offering costs	—	—	4,554	5	(1,814)	23,159	—	—	21,350
Balance as of September 30, 2021	16	$—	71,505	$72	$(1,814)	$302,591	$616	$(247,612)	$53,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Nine Months Ended September 30, 2020 and 2021

	Preferred shares		Common shares		ATM proceeds receivable	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2019	11	$—	55,212	$55	$—	$227,468	$(1,995)	$(174,176)	$51,352
Net loss	—	—	—	—	—	—	—	(22,830)	(22,830)
Foreign currency translation adjustment	—	—	—	—	—	—	1,462	—	1,462
Unrealized gain on investments	—	—	—	—	—	—	(249)	—	(249)
Stock based compensation expense	—	—	—	—	—	3,916	—	—	3,916
Issuance of common stock resulting from exercise of stock options	—	—	139	—	—	271	—	—	271
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	47	—	—	145	—	—	145
Issuance of common stock pursuant to ATM offering program, net of $0.4 million in offering costs	—	—	3,571	4	—	9,620	—	—	9,624
Preferred stock conversion (Series D)	3	—	(3,000)	(3)	—	3	—	—	—
Balance as of September 30, 2020	14	$—	55,971	$56	$—	$241,423	$(782)	$(197,006)	$43,691

Balance as of December 31, 2020	14	$—	56,003	$56	$—	$242,672	$(295)	$(211,406)	$31,027
Net loss	—	—	—	—	—	—	—	(36,206)	(36,206)
Foreign currency translation adjustment	—	—	—	—	—	—	911	—	911
Stock based compensation expense	—	—	—	—	—	3,895	—	—	3,895
Issuance of common stock resulting from exercise of stock options	—	—	412	—	—	858	—	—	858
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	40	—	—	96	—	—	96
Issuance of common stock resulting from exercise of warrants	—	—	1,391	1	—	836	—	—	837
Issuance of common stock resulting from conversion of preferred stock	(4)	—	3,812	4	—	(4)	—	—	—
Preferred stock conversion (Series E)	5	—	(5,000)	(5)	—	5	—	—	—
Issuance of common stock pursuant to ATM offering program, net of $1.2 million in offering costs	—	—	7,558	8	(1,814)	35,328	—	—	33,522
Issuance of common stock pursuant to private placement offering, net of $0.1 million in offering costs	—	—	7,290	8	—	18,905	—	—	18,913
Balance as of September 30, 2021	16	$—	71,505	$72	$(1,814)	$302,591	$616	$(247,612)	$53,853
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(36,206)	$(22,830)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,850	1,623
Right-of-use asset (accretion) amortization	(70)	(103)
Stock-based compensation	3,895	3,916
Other non-cash transactions	26	(293)
Changes in operating assets and liabilities	33,789	(14,792)
Net cash provided by (used in) operating activities	3,284	(32,479)
Investing activities:
Purchases of property and equipment	(607)	(2,148)
Proceeds from maturity of investments	—	67,687
Purchases of investments	—	(41,178)
Net cash (used in) provided by investing activities	(607)	24,361
Financing activities:
Proceeds from exercise of stock options	858	271
Proceeds from exercise of warrants	837	—
Proceeds from employee stock purchase plan	96	145
Proceeds from issuance of common stock from private placement, net of issuance costs	18,913	—
Proceeds from issuance of common stock resulting from ATM sales, net of $1.2M in transaction costs and $1.8M in proceeds receivable	33,522	9,624
Net cash provided by financing activities	54,226	10,040
Effect of exchange rate change on cash and cash equivalents	(2,287)	2,708
Net increase in cash and cash equivalents	54,616	4,630
Cash and cash equivalents at beginning of period	70,436	62,260
Cash and cash equivalents at end of period	$125,052	$66,890
Supplemental cash flow disclosures:
Net unrealized loss on investments	$—	$(319)
Property and equipment included in accounts payable	$—	$370
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

As of September 30, 2021, cash and cash equivalents were $125.1 million. The Company’s net loss was $16.5 million and $14.3 million for the quarters ended September 30, 2021 and 2020, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $247.6 million as of September 30, 2021. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years.

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

The Company plans to raise additional capital to fulfill its operating and capital requirements through public or private equity financings, utilization of its current “at the market offering” program, or ATM Program, strategic collaborations, licensing arrangements, government grants and/or the achievement of milestones under its collaborative agreements. The funding requirements of the Company’s operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue these funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. Until such time that the Company can generate substantial product revenues, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, strategic partnerships, licensing arrangements and government grants. The terms of any future financing may adversely affect the holdings or the rights of the Company’s existing stockholders.

The Company believes that its currently available funds will be sufficient to fund the Company’s operations through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. The Company’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding. If the Company is unable to obtain additional funding on acceptable terms when needed, it may be required to defer or limit some or all of its research, development and/or clinical projects.

2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There has been one material addition to the significant accounting policies pertaining to the Company’s policy on government grant income during the nine months ended September 30, 2021.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 31, 2021.
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
The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Seagen	$(280)	$366	$424	$9,326
AstraZeneca	1,607	2,182	18,309	7,227
Servier	1,867	391	3,379	10,893
Genentech	863	—	863	—
Total Revenue	$4,057	$2,939	$22,975	$27,446

Under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$1,096	$4,275
Servier	139	209
Seagen	754	450
Boston Pharmaceuticals	88	265
Genentech	834	600
Total potential milestone payments	$2,911	$5,799
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

Under the terms of the Genentech Agreement, the Company will be responsible for discovery and preclinical development of two initial programs. The Company will be responsible for research activities following target nomination through the late-stage research go decision. The parties will then collaborate on drug candidate characterization until the development go decision. After the development go decision, Genentech will be responsible for pursuing the preclinical and clinical development of each program, and thereafter, the commercialization efforts. Each party will be responsible for the costs incurred to perform their respective responsibilities. Genentech has an option to expand the collaboration to encompass two additional programs with the payment of a $10 million fee per additional program. If Genentech exercises its option to start additional programs, payment to the Company of additional fees, milestone payments and royalties would result.

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

While the Genentech Agreement allows for up to four research programs, only two research programs are initially identified and committed in the Genentech Agreement. To reach a total of up to four research programs, the Company has granted Genentech options to nominate an additional two collaboration targets of their choosing, subject to the legal availability of the target to be researched. Genentech will have three years after the effective date to nominate the subsequent targets. The Company has also granted Genentech options to replace any of the collaboration targets identified with another target. However, at no point will there be more than four identified collaboration targets for which there are ongoing research programs.

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

The transaction price at inception is comprised of fixed consideration of $20.0 million in upfront fees and was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The amounts allocated to the performance obligations for the two research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the target options will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program along with any remaining deferred revenue associated with the replacement target. The amounts allocated to the participation on the committee will be recognized on a straight-line basis over the anticipated research term for all research programs. As of September 30, 2021, there was $18.1 million of aggregate transaction price allocated to remaining performance obligations.

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

As of September 30, 2021, there were $5.1 million and $13.0 million of current and non-current deferred revenue, respectively, related to the Genentech Agreement.
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

The amounts allocated to the performance obligations did not meet the criteria to be recognized over time on a proportional performance basis and thus will be recognized at a point in time. The Company determined that the performance obligation will be fully satisfied when all of the deliverables in the combined performance obligation are transferred to Boston Pharmaceuticals as that is the point at which Boston Pharmaceuticals can fully use and benefit from the license to PRS-342. The Company expects all of the deliverables to be transferred to Boston Pharmaceuticals in the fourth quarter of 2021.

As of September 30, 2021, there was $5.8 million of aggregate transaction price allocated to remaining performance obligations under the BP Agreement. As of September 30, 2021, there was $5.8 million of current deferred revenue related to the BP Agreement.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the anticipated research term for all research programs. As of September 30, 2021, there was $22.5 million of aggregate transaction price allocated to remaining performance obligations.

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

As of September 30, 2021, there were $8.7 million and $10.6 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of September 30, 2021, there was $19.8 million of aggregate transaction price allocated to remaining performance obligations.

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

As of September 30, 2021, there were $0.8 million and $17.6 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of September 30, 2021, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.7 million. Amortization during the three and nine months ended September 30, 2021 and 2020 was de minimis.

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

The Servier Agreements are managed on an overall basis by a joint executive committee, or JEC, formed by an equal number of members from the Company and Servier. Decisions by the JEC will be made by consensus; however, in the event of a disagreement, each party will have final decision-making authority as it relates to the applicable territory in which such party has commercialization rights for the applicable product. In addition to the JEC, the Servier Collaboration Agreement requires the participation of both parties on: (i) a JSC, (ii) a JDC, (iii) a joint intellectual property committee, or JIPC, and (iv) a joint research committee, or JRC. The responsibilities of these committees vary, depending on the stage of development and commercialization of the Collaboration Products.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of September 30, 2021, there was $10.9 million of aggregate transaction price allocated to remaining performance obligations under the Servier Agreements.

Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of the Initial Lead and Collaboration Products. The Company will classify payments made as a reduction of revenue and will classify payments received as revenue, in the period they are earned.

Under the Servier Agreements, the Company is eligible to receive various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur.

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

As of September 30, 2021, there were $6.0 million and $5.0 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of September 30, 2021, the remaining balance of the asset recognized from costs to obtain the Servier contract was $0.1 million. Amortization during the three and nine months ended September 30, 2021 was de minimis. Amortization during the three and nine months ended September 30, 2020 was de minimis and $0.1 million, respectively.

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

Additions to deferred revenue were $1.5 million and $31.6 million during the three and nine months ended September 30, 2021, respectively. Reductions to deferred revenue were $1.9 million and $3.5 million for the three and nine months ended September 30, 2021, respectively.

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

5.    Cash, cash equivalents and investments
As of September 30, 2021 and December 31, 2020, cash equivalents were $34.9 million and $64.0 million, respectively, and are comprised of money market accounts, all of which are Level 1 investments. The Company did not hold any Level 2 or 3 investments as of September 30, 2021 and did not have any transfers of investment between levels for the three and nine months ended September 30, 2021.

The Company did not record any realized gains or losses from the maturity of available-for-sale securities during the three and nine months ended September 30, 2021. The Company recorded $0.2 million and de minimis realized losses from the maturity of available-for-sale securities for the three and nine months ended September 30, 2020, respectively.

6.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	September 30,	December 31,
	2021	2020
Laboratory furniture and equipment	$11,059	$11,188
Office furniture and equipment	2,009	2,120
Computer equipment	401	394
Leasehold improvements	13,434	14,159
Property and equipment, cost	26,903	27,861
Accumulated depreciation	(7,290)	(5,815)
Property and equipment, net	$19,613	$22,046

7.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued accounts payable	$2,732	$1,220
Collaboration cost-sharing obligation	2,543	—
Research and development fees	8,422	2,001
Compensation expense	2,914	2,759
Accrued license obligations	1,655	358
Lease liabilities	1,032	1,030
Audit and tax fees	165	128
Other current liabilities	222	235
Total	$19,685	$7,731

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

As of September 30, 2021 and 2020, and as calculated using the treasury stock method, approximately 36.7 million and 37.3 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity
The Company had 300,000,000 shares authorized and 71,504,630 and 56,002,815 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020, respectively, with a par value of $0.001 per share.
The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of September 30, 2021. The Company had 10,000,000 shares authorized and 14,429 shares of preferred stock issued and outstanding as of December 31, 2020. Preferred stock has a par value of $0.001 per share, and consists of the following:

•Series A Convertible, 85 and 2,907 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.
•Series B Convertible, 4,026 and 5,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.
•Series C Convertible, 3,506 and 3,522 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.
•Series D Convertible, 3,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.
•Series E Convertible, 5,000 and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.
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

At the 2021 Annual Meeting of Stockholders, held on June 25, 2021, the Company’s stockholders approved the first amendment to the 2020 Plan to add 2,250,000 shares for issuance under the 2020 Plan.

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
Open Market Sales Agreements
In August 2019, the Company entered into a sales agreement with Jefferies LLC pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million through an at-the-market (ATM) Program, the 2019 ATM Program, under a shelf registration statement on Form S-3. Through September 30, 2021, the Company sold $23.2 million of common shares under the 2019 ATM Program. In August 2021, the 2019 ATM Program expired.
In August 2021, the Company established a second ATM offering program, or the 2021 ATM Program, under the existing sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The 2021 ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021.
For the three months ended September 30, 2021, the Company sold 4.6 million shares for gross proceeds of $24.0 million under both ATM programs at an average stock price of $5.27. For the nine months ended September 30, 2021, the Company sold 7.6 million shares for gross proceeds of $36.7 million under both ATM programs at an average stock price of $4.86.
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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$370	$360	$1,126	$1,134
Variable lease costs (1)	198	192	562	536
Total lease cost	$568	$552	$1,688	$1,670
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
The following table summarizes the weighted-average remaining lease term and discount rate:

As of September 30, 2021
Weighted-average remaining lease term (years)	10.7
Weighted-average discount rate	10.5%
Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.9 million, respectively, for the three and nine months ended September 30, 2021. Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $1.5 million, respectively, for the three and nine months ended September 30, 2020.
As of September 30, 2021, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2021	$624
2022	2,527
2023	2,288
2024	2,288
2025	2,288
Thereafter	15,065
Total undiscounted lease payments	25,080
Less: present value adjustment	(9,604)
Present value of lease liabilities	$15,476

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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes inhaled Anticalin proteins and IO bispecifics. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our core Anticalin technology and platform were developed in Germany, and we have collaborations with major multi-national pharmaceutical companies. In particular, we have alliances with AstraZeneca and Genentech to treat respiratory diseases, with Genentech also in ophthalmology and with Servier, Seagen, and Boston Pharmaceuticals in IO. Our discovery and development programs are in varying stages and include:

•PRS-060/AZD1402, our lead respiratory program partnered with AstraZeneca for the treatment of asthma, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting the downstream action of IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

◦PRS-060/AZD1402 was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 single ascending dose study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well-tolerated when given as single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). We presented interim data from the PRS-060/AZD1402 phase 1 multiple ascending dose study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb).

◦The phase 2a asthma study is ongoing in Ukraine and Australia. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of PRS-060/AZD1402 that will evaluate PRS-060/AZD1402 at up to three dose levels using a dry powder formulation administered twice daily. The first part of the study is assessing the safety and pharmacokinetics of the dry powder formulation in approximately 45 moderate controlled asthmatics. The second part of the study will assess the efficacy, safety and pharmacokinetics of PRS-060/AZD1402 over four weeks in approximately 360 moderate uncontrolled asthmatics with blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb at screening with FEV1 improvement as the primary endpoint. Dosing has been completed in part 1a (safety) of the global phase 2a study of PRS-060/AZD1402, an inhaled IL-4 receptor alpha inhibitor under development in collaboration with AstraZeneca for the treatment of moderate-to-severe asthma. Data unblinding and review will now follow, the outcome of which the Company will publicly disclose, gating progression to the second part of the study, where efficacy will be assessed in moderate, uncontrolled asthmatics. This study evaluating PRS-060/AZD1402 is being sponsored, funded and delivered by AstraZeneca. Upon completion of that study, Pieris will have the options to co-develop and, subsequently, co-commercialize PRS-060/AZD1402 in the United States. As part of the phase 2a initiation, we received a $13.0 million milestone payment from AstraZeneca.

•Four respiratory programs included in the AstraZeneca alliance beyond PRS-060/AZD1402 are in the discovery stage, the targets and disease areas of which are undisclosed. We retain co-development and co-commercialization rights to two out of these four programs.

•Our lead fully proprietary respiratory asset, PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and has passed the drug candidate nomination stage. We were selected to receive a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.

◦The PRS-220 program is currently in the IND-enabling stage. We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021, or ERS, demonstrating a more potent and durable target engagement profile compared to a clinical-stage, systemically delivered anti-CTGF antibody benchmark. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the systemically delivered antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the systemically administered antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice. Clinical development for the program in IPF and PASC-PF, as supported by a grant from the Bavarian government, is expected to begin in 2022.

•We have also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. We have now initiated joint discovery activities in each of the two committed programs.

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

◦Regulatory and ethics approvals have been received in the United States and South Korea for the two-arm phase 2 study for cinrebafusp alfa in gastric cancer that will begin in the second-half of 2021. Supported by additional data we presented from the phase 1 monotherapy study of cinrebafusp alfa in an oral presentation session at the American Association for Cancer Research Virtual Congress, or AACR, in April 2021, the first arm of the phase 2 study will include the combination with ramucirumab and paclitaxel in HER2-high gastric cancer, while the second arm will be in combination with tucatinib in HER2-low gastric cancer. Collaboration partners Lilly and Seagen will supply ramucirumab and tucatinib, respectively. The criteria for advancement of this program will evaluate a composite of measures, including a minimum target of 50% ORR in the HER2-high arm and a minimum target of 40% ORR in the HER2-low arm, duration of response, and safety. The Company reconfirms its plan to report initial data from the arm evaluating cinrebafusp alfa in combination with tucatinib in HER2-low gastric cancer next year. The Company has decided to focus enrollment on second line patients and now expects to report data from the arm evaluating cinrebafusp alfa in combination with ramucirumab and paclitaxel in HER2-high gastric cancer in 2023. In June 2021, FDA granted orphan drug designation to cinrebafusp alfa for the treatment of HER2-high and HER2-low expressing gastric cancers.

◦The supporting data presented at AACR included an evaluation of 78 patients who had been enrolled in the monotherapy study as of the February 2021 cutoff date, including four additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the European Society for Medical Oncology, or ESMO, Virtual Congress in September 2020. Out of 42 response-evaluable patients at the time of the data cutoff of February 25, 2021, according to RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), four patients achieved a partial response (three at the 8 mg/kg Q2W dose (cohort 11b) and one at the 18 mg/kg Q2W dose (cohort 13b)), and stable disease was observed in 17 patients as best response out of 42 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an ORR of 12% and a DCR of 52%. Consistent with the mechanism of action of cinrebafusp alfa, dose-dependent immune activation was demonstrated by showing an increase in CD8+, T cell, NK cells and cytotoxic activity in the tumor microenvironment and an increase of soluble 4-1BB in the blood, indicating target engagement of 4-1BB and activation of immune cells. Cinrebafusp alfa demonstrated durable anti-tumor activity in a heavily pre-treated patient population. Additionally, clinical benefit was observed in patients with “cold” tumors as well as those with low HER2 expression who were enrolled into the study on the basis of archived HER2-status and were later re-assessed on the basis of a pre-treatment biopsy. Cinrebafusp alfa also showed an acceptable safety profile at all doses and schedules tested in the clinical study with no dose-limiting toxicities. The totality of response data generated in cohorts 11b (8 mg/kg Q2W) and 13b support the recommended phase 2 dose of a two-cycle loading dose of 18 mg/kg (Q2W), following by an 8 mg/kg dose (Q2W) in subsequent cycles.

◦The last update of the atezolizumab combination study of cinrebafusp alfa was presented at the ESMO Virtual Congress in September 2020. As of the July 2020 cutoff date, 41 patients had been enrolled and seven dose cohorts have been evaluated at a Q3W dosing schedule ranging from 0.05 mg/kg to 8 mg/kg in combination with a fixed 1200 mg dose of atezolizumab. In that trial, under RECIST 1.1, four patients achieved a confirmed partial response at active dose levels and an acceptable safety profile was observed at all doses and schedules tested in the clinical study.

•PRS-344/S095012, a bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB. PRS-344 is being developed as part of our IO collaboration with Servier. Regulatory approval for the phase 1/2 study of PRS-344/S095012, a 4-1BB/PD-L1 bispecific, has been granted by multiple countries.

•We are also developing additional IO drug candidates beyond cinrebafusp alfa and PRS-344 that are multi-specific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics. Other IO drug candidates are being developed as part of our collaboration with Servier and Seagen.

◦Servier has obtained in vivo proof of concept for PRS-352, an Anticalin-based bispecific beyond 4-1BB, triggering an undisclosed milestone payment to Pieris. Servier is responsible for further development of the program.

◦We achieved a key development milestone during 2020 for one of the programs in the Seagen collaboration, a bispecific tumor-targeted costimulatory agonist, triggering a $5.0 million milestone. We also handed the program over to Seagen, who is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the achieved milestone further validates our approach and leadership in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. During the third quarter of 2021, we initiated the second program within the collaboration with Seagen, and this program includes a co-promotion option for us in the United States.

◦We are supporting IND-readiness for PRS-342/BOS-342, a 4-1BB/GPC3 bispecific that we have exclusively licensed to Boston Pharmaceuticals, who will oversee future development of that asset.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and nine months ended September 30, 2021, we reported net losses of $16.5 million and $36.2 million, respectively. For the three and nine months ended September 30, 2020, we reported net losses of $14.3 million and $22.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $247.6 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and nine months ended September 30, 2021 and 2020 were from license and collaboration agreements with our partners.
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

Results of Operations
Comparison of the three and nine months ended September 30, 2021 and 2020
The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$4,057	$2,939	$22,975	$27,446

Research and development expenses	18,937	11,822	51,299	35,913
General and administrative expenses	4,132	4,116	12,508	13,043
Total operating expenses	23,069	15,938	63,807	48,956
Other (expense) income
Interest income	4	55	10	503
Grant income	1,794	—	2,590	—
Other (expense) income, net	678	(1,339)	2,026	(1,823)
Net loss	$(16,536)	$(14,283)	$(36,206)	$(22,830)

Revenues
The following table provides a comparison of revenues for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Increase/(Decrease)
Customer revenue	$2,783	$2,578	$205
Collaboration revenue	1,274	361	913
Total Revenue	$4,057	$2,939	1,118

•The $0.2 million increase in customer revenue in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 relates to Genentech revenue, a new collaboration agreement in 2021 and the achievement of a preclinical milestone on PRS-352, a Servier partnered program, in the current quarter that were almost entirely offset by decreases in AstraZeneca and Seagen revenue. The decrease in AstraZeneca revenue is attributable to lower clinical and manufacturing costs incurred on PRS-060, along with lower activity on the Seagen programs as the second program was just initiated in the current quarter.
•The $0.9 million increase in collaboration revenues in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is due to higher amounts of cost-sharing revenue driven by increased manufacturing costs incurred on PRS-344, a Servier-partnered program.
The following table provides a comparison of revenues for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)
Customer revenue	$20,189	$22,393	$(2,204)
Collaboration revenue	2,786	5,053	(2,267)
Total Revenue	$22,975	$27,446	(4,471)

•The $2.2 million decrease in customer revenue in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 relates to higher revenue in the prior year due to Seagen revenue recorded upon the execution of a contractual amendment (approximately $3.5 million) and the achievement of a $5.0 million milestone on the first collaboration program, higher revenue recognized related to a preclinical stage product that is not being pursued under the Servier collaboration and higher reimbursable revenue on PRS-060 clinical and manufacturing costs. These were mostly offset by revenue in the current year for the phase 2a milestone ($13.0 million) recognized for PRS-060 under the AstraZeneca collaboration, Genentech revenue attributed to a new collaboration agreement and the achievement of a preclinical milestone on PRS-352.
•The $2.3 million decrease in collaboration revenues in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 relates to revenue recognized in the prior year on a preclinical stage product that Servier declined to pursue further, offset slightly by higher Servier cost-sharing revenue generated from higher levels of manufacturing costs incurred on PRS-344.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Increase/(Decrease)
Respiratory	$4,313	$2,359	$1,954
Immuno-oncology	7,940	3,473	4,467
Other R&D activities	6,684	5,990	694
Total	$18,937	$11,822	7,115

•The $2.0 million increase in our respiratory programs for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is due to higher manufacturing costs for PRS-220, partly offset by lower clinical and manufacturing costs for PRS-060 as phase 1 work winds down.
•The $4.5 million increase in our IO programs for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is due primarily to an increase in clinical and manufacturing costs for cinrebafusp alfa and higher manufacturing and preclinical costs for PRS-344, partly offset by lower preclinical costs for cinrebafusp alfa.
•The $0.7 million increase in other research and development activities expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is due primarily to higher personnel and recruiting costs due to higher headcount and external consulting expenses, offset slightly by lower lab consumable costs.
The following table provides a comparison of the research and development expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)
Respiratory	$12,946	$7,784	$5,162
Immuno-oncology	18,360	9,494	8,866
Other R&D activities	19,993	18,635	1,358
Total	$51,299	$35,913	15,386

•The $5.2 million increase in our respiratory programs in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is due to higher manufacturing and preclinical work being performed on PRS-220 and higher license fees, offset partially by lower clinical and manufacturing costs with respect to activities for PRS-060.
•The $8.9 million increase in our IO programs in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is due primarily to an increase in clinical and manufacturing costs for cinrebafusp alfa and higher manufacturing costs for PRS-344, partially offset by lower preclinical costs for cinrebafusp alfa.
•The $1.4 million increase in other research and development activities expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is due primarily to higher external consulting, personnel and recruiting costs due to higher headcount and license fees, offset slightly by lower lab consumable costs and lower facility costs due to the move to the new R&D facility in Hallbergmoos, Germany in the prior year.
General and Administrative Expenses

General and administrative expenses were $4.1 million for the three months ended September 30, 2021 and $4.1 million for the three months ended September 30, 2020. The period-over-period costs were consistent as these departments continue to effectively and efficiently support the research and development organization.
General and administrative expenses were $12.5 million for the nine months ended September 30, 2021 and $13.0 million for the nine months ended September 30, 2020. The period-over-period decrease is due primarily to lower legal, accounting and project management costs, along with lower one-time office and building equipment costs related to the move to the new R&D facility in Hallbergmoos, Germany in the prior year. These reductions in cost were offset slightly by higher fixed and variable compensation, higher insurance costs and higher rent and depreciation expenses for the new R&D facility in the current year.
Other Income (Expense)
Our other income (expense) was $2.5 million for the three months ended September 30, 2021 and $(1.3) million for the three months ended September 30, 2020. This period over period increase was primarily due to $1.8 million of grant income recorded on PRS-220 as well as foreign exchange gains due to a strengthening U.S. dollar compared to the same period in the prior year.
Our other income was $4.6 million for the nine months ended September 30, 2021 and $(1.3) million for the nine months ended September 30, 2020. This period over period increase was primarily due to $2.6 million of grant income recorded on PRS-220 as well as foreign exchange realized gains due to a strengthening U.S. dollar compared to the same period in the prior year.
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
Through September 30, 2021, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of September 30, 2021, we had a total of $125.1 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the three and nine months ended September 30, 2021 and 2020, respectively, and have a total accumulated deficit of $247.6 million as of September 30, 2021.
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
The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$3,284	$(32,479)
Net cash (used in) provided by investing activities	(607)	24,361
Net cash provided by financing activities	54,226	10,040

Net cash provided by operating activities for the nine months ended September 30, 2021 was $3.3 million compared to net cash used in operations of $32.5 million for the nine months ended September 30, 2020. Cash provided in 2021 is impacted by higher deferred revenue, primarily driven by the new collaboration agreements with Boston Pharmaceuticals and Genentech and higher accounts payable and accrued expenses, offset partially by higher accounts receivables and prepaid expenses. This compares to the impact of lower accounts payable, accrued expenses and deferred revenue, primarily driven by revenue recognized for the discontinued Servier programs and the satisfaction of a performance obligation under the Seagen agreements, for the nine months ended September 30, 2020. Offsetting the positive cash impact from changes in operating assets and liabilities was an increase in the net loss in 2021 nine-month period compared to the same timeframe in 2020.

The change in net cash used in investing activities for the nine months ended September 30, 2021 compared to net cash provided by investing activities for the same period in 2020 is mainly attributable to the impact of net investments changes (lower purchases and increased maturities of available-for-sale securities, resulting in an overall decrease in investments) for which there is no activity in the comparable current year period. Additionally, purchases of property and equipment were significantly lower in the current period, as the purchases in the 2020 prior year period primarily related to our move to a new R&D facility.
Financing activities for the nine months ended September 30, 2021 and 2020 provided cash of $54.2 million and $10.0 million, respectively. The increase in 2021 compared to 2020 is driven by equity investments from both Seagen and AstraZeneca (see Note 3), higher sales activity under our ATM programs and higher proceeds received from warrant and option exercises. There was limited option exercise activity for the same period in 2020.
In August 2019, we entered into a sales agreement with Jefferies LLC pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through our 2019 ATM Program, under a shelf registration statement on Form S-3 (File No. 333-226725). Through September 30, 2021, we sold $23.2 million of common shares under the 2019 ATM Program. In August 2021, the 2019 ATM Program expired.
In August 2021, the Company established the 2021 ATM Program under the existing sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The 2021 ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the three months ended September 30, 2021, we sold 4.6 million shares for gross proceeds of $24.0 million under both ATM programs at an average stock price of $5.27. For the nine months ended September 30, 2021, the Company sold 7.6 million shares for gross proceeds of $36.7 million under both ATM programs at an average stock price of $4.86.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1+	Employment Agreement by and between Pieris Pharmaceuticals, Inc. and Ahmed Mousa, dated as of October 7, 2021.	*

10.2+	Employment Agreement by and between Pieris Pharmaceuticals, Inc. and Tom Bures, dated as of October 7, 2021.	*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

±	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

November 2, 2021	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

November 2, 2021	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)