Form 10-K
period 2021-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2022-03-02
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $3.83, was $170,606,113.
As of February 24, 2022, the registrant had 74,077,417 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Forward-Looking Statements
This annual report on Form 10-K for the year ended December 31, 2021, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

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

•the potential impact of the coronavirus disease, or COVID-19, pandemic on our clinical trials and other business operations;

•our ability to obtain additional financing;

•our use of the proceeds from our securities offerings;

•any restrictions on our ability to use our net operating loss carryforwards; and

•our ability to attract and retain key personnel.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our approved drug candidates and the rate and degree of market acceptance of any of our approved drug candidates; competition in our industry; regulatory developments in the United States and foreign countries, including the U.S. Food and Drug Administration’s, or FDA’s, views as to the outcome of, the additional in-use and compatibility study for cinrebafusp alfa,(PRS-343), as requested by the FDA in July 2020, and the resolution of the partial clinical hold relating to that drug candidate; the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could continue to have an impact on our research, development, supply chain and clinical trials.
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

We have registered trademarks for Pieris®, Anticalin® and Duocalin®. All other trademarks, trade names and service marks included in this Annual Report on Form 10-K are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, trade dress or product owner.
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
Where in this Report we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.13249 based on Thomson Reuters as of December 31, 2021.

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
Pieris Pharmaceuticals, Inc.’s corporate headquarters are located at 255 State Street, 9th Floor, Boston, Massachusetts 02109. The research facilities of Pieris GmbH are located in Hallbergmoos, Germany. Pieris Australia Pty Ltd., a wholly-owned subsidiary of Pieris GmbH, was formed on February 14, 2014 to conduct research and development activities in Australia. Pieris Pharmaceuticals Securities Corporation, a wholly-owned subsidiary of Pieris Pharmaceuticals, Inc., was formed on December 14, 2016 to buy, sell, deal in, or hold securities on its own behalf and not as a broker, and will engage in its activities exclusively for investment purposes.
Business Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, an immuno-oncology, or IO, bispecific targeting HER2 and 4-1BB, and an IO bispecific targeting PD-L1 and 4-1BB. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies.
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
Our core Anticalin technology and platform were developed in Germany, and we have collaborations with multiple major pharmaceutical and biotechnology companies.
•We entered into a license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, in January 2017 in IO.
•In May 2017, we entered into an alliance with AstraZeneca AB, or AstraZeneca, to treat respiratory diseases. On March 29, 2021, we and AstraZeneca entered into the first amendment to the Non-exclusive Anticalin Platform License Agreement dated May 2, 2017 and the second amendment to the License and Collaboration Agreement dated May 2, 2017. Under the amendments, the parties agreed to restructure certain commercial economics for the PRS-060/AZD1402 program by adjusting various milestones and royalty provisions, while fundamentally maintaining the overall value split between AstraZeneca and the Company. In connection with the amendments, we achieved a $13.0 million milestone in connection with the initiation of the phase 2a study for this program and we and AstraZeneca entered into a subscription agreement pursuant to which we have agreed to issue to AstraZeneca, 3,584,230 shares of our common stock for a total purchase price of $10.0 million in a private placement transaction.
•In February 2018, we entered into a license and collaboration agreement, or the Seagen Collaboration Agreement, with Seagen Inc. (formerly Seattle Genetics, Inc.), or Seagen, in IO. On March 25, 2021 we announced an amendment to the Seagen Collaboration Agreement whereby our option to co-develop and co-commercialize the second of three programs in the collaboration was converted to a co-promotion option in the United States, with Seagen solely responsible for the development and overall commercialization of that program. Under the co-promotion option, we will be entitled to increased royalties from that program in the event that we choose to exercise the option. In addition, we entered into a clinical trial and supply agreement with Seagen to evaluate the safety and efficacy of combining cinrebafusp alfa with Seagen’s TUKYSA® (tucatinib), a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of the initiated phase 2 study. Finally, as part of this transaction, we entered into a subscription agreement pursuant to which we agreed to issue to Seagen 3,706,174 shares of our common stock for a total purchase price of $13.0 million in a private placement transaction.
•On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an exclusive product license agreement, or the BP Agreement, to develop PRS-342, a 4-1BB/GPC3 preclinical immuno-oncology Anticalin-antibody bispecific fusion protein.
•On May 19, 2021, the Company and Genentech, Inc., or Genentech, entered into a research collaboration and license agreement, or the Genentech Agreement, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies that leverage the Company’s proprietary Anticalin technology.
In connection with our efforts to develop multispecific Anticalin-based proteins designed to engage immunomodulatory targets, we have gained non-exclusive access to antibody building blocks that can be utilized to develop multispecific Anticalin-antibody fusion proteins.
Our current development plans focus on two core pillars, respiratory diseases and IO. The lead respiratory Anticalin-based drug candidate, PRS-060/AZD1402, antagonizes IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines, which are small proteins mediating signaling between cells within the human body, known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases. We believe that the small size and biophysical stability of PRS-060/AZD1402 facilitates direct delivery to the lungs through the use of an inhaler, which may enable relatively high pulmonary concentrations of the drug candidate to be achieved. PRS-060/AZD1402 was tested in a nebulized formulation and an IV arm for PK assessment in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 single-ascending dose, or SAD, study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well-tolerated when given as a single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition) at doses greater than 2 mg. PRS-060/AZD1402 was also tested in a phase 1 multiple-ascending dose, or MAD, study in 30 patients that were randomized to receive delivered doses via nebulizer ranging from 2 mg to 60 mg (5 mg to 150 mg nominal dose) twice daily for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals, We presented interim data from the PRS-060/AZD1402 phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in fractional exhaled nitric oxide, or FeNO, a validated biomarker for pulmonary eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb). Inhibition of FeNO levels was seen at doses of 2 mg and above. At 2 mg there was minimal systemic target engagement supporting the concept that pulmonary target engagement by the drug is sufficient to reduce airway inflammation. Following the addition of 4 new cohorts, the phase 1 MAD study has now concluded.

We sponsored the phase 1 SAD/MAD studies for PRS-060/AZD1402, after which AstraZeneca took responsibility for further clinical development of PRS-060/AZD1402. The phase 2a asthma study is ongoing in multiple sites globally. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of PRS-060/AZD1402 that will evaluate PRS-060/AZD1402 at three dose levels, 1, 3 and 10 mg, using a dry powder formulation administered twice daily. In part 1a of the study, 31 asthma patients, controlled on standard of care (medium dose inhaled corticosteroids (ICS) with long-acting beta agonists (LABA)), were randomized to receive PRS-060/AZD1402 at 1 mg or 3 mg, or to receive a placebo twice daily over four weeks to establish the safety profile and pharmacokinetics of the dry powder formulation of PRS-060/AZD1402. The safety review following completion of part 1a included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second (FEV1). AstraZeneca has begun enrollment of part 2a of the study to evaluate efficacy, safety, and pharmacokinetics of PRS-060/AZD1402. In part 2a, asthma patients, uncontrolled on medium dose ICS LABA, that have a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb are being randomized to receive PRS-060/AZD1402 administered at 1 or 3 mg twice daily or a placebo. Following a four-week run-in period, patients will be dosed and monitored over four weeks. FEV1 improvement compared to placebo will be the primary endpoint in this portion of the study. AstraZeneca has also begun enrollment of part 1b of the study to evaluate the safety of the high dose, 10 mg, of PRS-060/AZD1402 compared to placebo in asthma patients controlled on standard of care. The 10 mg dose or placebo is administered twice daily over four weeks. Although we expect to announce topline data from the phase 2a study this year, we are actively evaluating the feasibility of study timelines in the current geopolitical environment and will update guidance in the orderly course of business, if needed.
Upon receipt of the topline data and notice from AstraZeneca, including a product development plan and budget, the Company will have 30 days to opt into co-development of the program with AstraZeneca at one of two levels, neither of which includes an option exercise fee. If we do not choose to participate in co-development, we would still be entitled to potential sales milestones and royalties. At the first opt-in level, Pieris would be responsible for 25% of the cost-share with a predetermined cost cap for an increased amount of potential sales milestones and royalties compared to not opting-in. At the second opt-in level, we would be responsible for 50% of the cost-share without a cost cap which would result in a gross margin share. The Company also has a separate option to co-commercialize PRS-060/AZD1402 with AstraZeneca in the United States independent of the co-development opt-in decision.
Of the four respiratory programs initially included in the AstraZeneca alliance beyond PRS-060/AZD1402, three are in the discovery stage, the targets and disease areas of which are undisclosed. In January 2022, the Company and AstraZeneca jointly discontinued one discovery-stage program as they were not able to validate an exploratory target. Pieris retains co-development and co-commercialization options for two of the three remaining active discovery programs.
The Company also continues to advance other proprietary discovery-stage respiratory programs. Our lead fully proprietary respiratory asset, PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and has passed the drug candidate nomination stage. We received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.
PRS-220 is progressing in all activities required to support a regulatory submission for clinical evaluation. We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021, or ERS, demonstrating a more potent and durable target engagement profile compared to a clinical-stage, systemically delivered anti-CTGF antibody benchmark. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice. Clinical development for the program in IPF is expected to begin in 2022 once regulatory clearance is obtained.
We have also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. We have initiated joint discovery activities in each of the two committed programs.
The lead IO Anticalin-based drug candidate in our pipeline, cinrebafusp alfa, is designed to target the immune receptor 4-1BB and the tumor target HER2. Cinrebafusp alfa is a genetic fusion of a HER2-targeting antibody with an Anticalin protein specific for 4-1BB. The proposed mode of action of this 4-1BB/HER2 bispecific is to promote 4-1BB clustering by bridging 4-1BB-positive T cells with HER2-positive tumor cells, thereby providing a potent co-stimulatory signal to tumor antigen-specific T cells. Cinrebafusp alfa is intended to localize 4-1BB activation in the tumor, and to thereby both increase efficacy and reduce systemic toxicity compared to 4-1BB-targeting antibodies.
The phase 1 study, a multicenter, open-label, dose escalation study, was designed to determine the safety, tolerability, and potential anti-cancer activity of cinrebafusp alfa in patients with advanced or metastatic HER2-positive solid tumors for which standard treatment options are not available, are no longer effective, or are not tolerated, or in patients that have refused standard therapy. Elevated HER2 expression is associated with multiple cancers, including gastroesophageal, bladder, breast and a range of other tumor types. We presented interim data from the phase 1 study at the Society for Immunotherapy of Cancer, or SITC, annual meeting in November 2019. At SITC, we reported that cinrebafusp alfa was well-tolerated and had a favorable safety profile at all doses and schedules tested, demonstrated anti-tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment in patients, indicative of 4-1BB agonism on T cells. We also reported initial data from a phase 1 escalation study of cinrebafusp alfa in combination with atezolizumab in November 2019. We reported that cinrebafusp alfa in combination with atezolizumab was well-tolerated and had a favorable safety profile at all doses tested, demonstrated anti-tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment in patients demonstrating a clinical benefit, indicative of 4-1BB agonism on T cells and a mode of action distinct from atezolizumab alone.
We presented additional interim data from the phase 1 monotherapy study and atezolizumab combination study of cinrebafusp alfa at the European Society for Medical Oncology, or ESMO, Virtual Congress in September 2020. Data showed that cinrebafusp alfa had an acceptable safety profile at all doses and schedules tested in each clinical study, demonstrated anti-

tumor activity in a heavily pre-treated patient population across multiple tumor types and showed a potent increase in CD8+ T cell numbers in the tumor microenvironment in patients, indicative of 4-1BB agonism on T cells. Additionally, a significant expansion of CD8+ T cells in the tumor microenvironment of responders and a substantial increase of peripheral soluble 4-1BB were observed in the active dose cohorts, suggesting 4-1BB-mediated target engagement. In the monotherapy study, out of 33 response-evaluable patients at the time of the data cutoff, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), three patients achieved a partial response at the 8 mg/kg Q2W dose (cohort 11b), and stable disease was observed in 13 patients as best response. In the atezolizumab combination trial, four patients achieved a confirmed partial response at active dose levels.
In January 2022, the first patient was dosed in the two-arm phase 2 study for cinrebafusp alfa in gastric cancer in the United States. Supported by additional data we presented from the phase 1 monotherapy study of cinrebafusp alfa in an oral presentation at the American Association for Cancer Research Virtual Congress, or AACR, in April 2021, the first arm of the phase 2 study includes the combination with ramucirumab and paclitaxel in HER2-high gastric cancer, while the second arm is in combination with tucatinib in HER2-low gastric cancer. Collaboration partners Lilly and Seagen are supplying ramucirumab and tucatinib, respectively. The criteria for advancement of this program will evaluate a composite of measures, including a minimum target of 50% ORR in the HER2-high arm and a minimum target of 40% ORR in the HER2-low arm, duration of response, and safety. The Company expects to report data from the arm evaluating cinrebafusp alfa in combination with tucatinib in HER2-low gastric cancer in 2022. The Company expects to report data from the arm evaluating cinrebafusp alfa in combination with ramucirumab and paclitaxel in HER2-high gastric cancer in 2023. In June 2021, FDA granted orphan drug designation to cinrebafusp alfa for the treatment of HER2-high and HER2-low expressing gastric cancers.
The supporting data presented at AACR included an evaluation of 78 patients who had been enrolled in the monotherapy study as of the February 2021 cutoff date, including four additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the ESMO Virtual Congress in September 2020. Out of 42 response-evaluable patients at the time of the data cutoff of February 25, 2021, according to RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), four patients achieved a partial response (three at the 8 mg/kg Q2W dose (cohort 11b)) and one at the 18 mg/kg Q2W dose (cohort 13b)), and stable disease was observed in 17 patients as best response out of 42 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an ORR of 12% and a DCR of 52%. Consistent with the mechanism of action of cinrebafusp alfa, dose-dependent immune activation was demonstrated by showing an increase in CD8+, T cell, NK cells and cytotoxic activity in the tumor microenvironment and an increase of soluble 4-1BB in the blood, indicating target engagement of 4-1BB and activation of immune cells. Cinrebafusp alfa demonstrated durable anti-tumor activity in a heavily pre-treated patient population. Additionally, clinical benefit was observed in patients with “cold” tumors as well as those with low HER2 expression who were enrolled into the study on the basis of archived HER2-status and were later re-assessed on the basis of a pre-treatment biopsy. Cinrebafusp alfa also showed an acceptable safety profile at all doses and schedules tested in the clinical study with no dose-limiting toxicities. The totality of response data generated in cohorts 11b (8 mg/kg Q2W) and 13b support the recommended phase 2 dose of a two-cycle loading dose of 18 mg/kg (Q2W), following by an 8 mg/kg dose (Q2W) in subsequent cycles.
The last update of the atezolizumab combination study of cinrebafusp alfa was presented at the ESMO Virtual Congress in September 2020. As of the July 2020 cutoff date, 41 patients had been enrolled and seven dose cohorts have been evaluated at a Q3W dosing schedule ranging from 0.05 mg/kg to 8 mg/kg in combination with a fixed 1200 mg dose of atezolizumab. In that trial, under RECIST 1.1, four patients achieved a confirmed partial response at active dose levels and an acceptable safety profile was observed at all doses and schedules tested in the clinical study.
In January 2017, we initiated a strategic collaboration with Servier to discover and develop multiple Anticalin-based bispecific therapeutics in IO. The lead program in the alliance is PRS-344, also known as S095012, a 4-1BB/PD-L1 Anticalin-antibody bispecific and preclinical data for the PRS-344/S095012 program were presented at the SITC 2018 Annual Meeting. We achieved two preclinical milestones under the program, one in December 2018 and another in February 2019 in addition to a clinical development milestone as the first patient was dosed in a global phase 1/2 in patients with solid tumors in November 2021. We also executed our option to opt into co-development and U.S. commercialization of PRS-344/S095012 during the first quarter of 2019. We hold exclusive commercialization rights for PRS-344/S095012 in the United States and will receive royalties on ex-U.S. sales from Servier for this program. The second active program in this alliance is PRS-352, a preclinical-stage program addressing undisclosed targets for immuno-oncology. We successfully completed non-GLP preclinical work in 2020 and PRS-352 is currently under further development at Servier.
In February 2018, we initiated a strategic collaboration with Seagen to discover and develop up to three Anticalin-based tumor-targeted bispecific therapeutics in IO. As part of the alliance, we have achieved a key preclinical milestone for one of the programs in the Seagen collaboration, a bispecific tumor-targeted costimulatory agonist, triggering a $5 million milestone. We have handed the program over to Seagen, which is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the achieved milestone further validates our approach and leadership in immuno-oncology bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. During the third quarter of 2021, we initiated the second program within the collaboration with Seagen. We retain a co-promotion option for one of the programs in the United States.
We continue to explore opportunities to develop additional differentiated multispecific therapeutics in IO. We are performing proof of concept and proof of mechanism studies on additional fully proprietary programs to support drug candidate nomination. Additionally, we have several academic collaborations that support our research and development objectives, including collaborations to assist in target and biomarker identification and validation as well as translational research related to our drug candidates in IO.
Strategy
Our corporate vision is to become a fully-integrated biotechnology company by discovering and developing Anticalin-based therapeutics to target validated disease pathways in unique and transformative ways with the ultimate goal of commercializing our therapeutic products. We intend to engage with partners for many of our programs in a combination of geographic and program-based arrangements to maximize our business opportunities. We also intend to retain certain development and commercial rights on selected products as our experience in late-stage drug development grows. Key elements of our strategy include:
•Collaborating with AstraZeneca on the execution of the PRS-060/AZD1402 phase 2 studies. We previously reported promising data from our phase 1 SAD and MAD studies of PRS-060/AZD1402. We achieved a $13.0 million milestone in connection with the initiation of patient enrollment in the phase 2a study of PRS-060/AZD1402 in the first quarter of 2021. The efficacy portion (part 2a) of this phase 2a study is currently ongoing following a successful sponsor evaluation of safety data from part 1a (1 and 3 mg dose compared to placebo) of the study. Successful development of PRS-060/AZD1402 would both further validate our platform and could provide a convenient and effective option for uncontrolled asthma patients as a potential first-in-class inhaled biologic.
•Advancing cinrebafusp alfa into a phase 2 study to evaluate the drug candidate in combination with ramucirumab and paclitaxel in HER2-high expressing gastric cancer and in combination with tucatinib in HER2-low expressing gastric cancer. In January 2022, we dosed the first patient in the two-arm phase 2 study for cinrebafusp alfa in gastric cancer in the United States. Supported by additional data we presented from the phase 1 monotherapy study of cinrebafusp alfa in an oral presentation at the American Association for Cancer Research Virtual Congress, or AACR, in April 2021, the first arm of the phase 2 study includes the combination with ramucirumab and paclitaxel in HER2-high expressing gastric cancer, while the second arm is in combination with tucatinib in HER2-low expressing gastric cancer. Collaboration partners Lilly and Seagen are supplying ramucirumab and tucatinib, respectively. The Company expects to report initial data from the arm evaluating cinrebafusp alfa in combination with tucatinib in HER2-low gastric cancer in 2022. The Company expects to report data from the arm evaluating cinrebafusp alfa in combination with ramucirumab and paclitaxel in HER2-high gastric cancer in 2023. In June 2021, FDA granted orphan drug designation to cinrebafusp alfa for the treatment of HER2-high and HER2-low expressing gastric cancers, indications with high unmet medical need.
•Advancing PRS-344/S095012 through phase 1/2 study. Together with Servier, we dosed the first patient in the phase 1/2 study for PRS-344/S095012 in November 2021.
•Advancing PRS-220 to initiation of phase 1 study. We continue developing PRS-220 as a CTGF-targeting, inhaled treatment of idiopathic pulmonary fibrosis (IPF), an indication of high unmet medical need. In addition, we are exploring PRS-220 in another type of pulmonary fibrosis, post-acute sequelae of COVID-19 pulmonary fibrosis (PASC-PF). We completed the drug candidate nomination stage in 2021, followed by chemistry, manufacturing, and control, or CMC, activities such as the development of a robust process for large-scale manufacturing and the development of a nebulized formulation. We are now conducting clinical-enabling activities including the non-clinical safety assessment of the drug and plan to enter phase 1 study in 2022.
•Continuing to build our platform by entering into new partnerships and license and collaborative arrangements and advancing our currently partnered programs. We have entered into partnership and collaborative arrangements with pharmaceutical companies in a diverse range of therapeutic areas and geographies. We have active strategic partnerships with the global pharmaceutical companies Servier, AstraZeneca, Seagen and Genentech. Together with our partners, we intend to advance multiple drug candidates through preclinical studies and to select further drug candidates for clinical development in the future. We will also continue to seek to engage with new pharmaceutical partners that can contribute funding, experience and marketing ability for the successful development and commercialization of our current and future drug candidates.
•Pursuing additional opportunities for our Anticalin technology. The flexibility of our Anticalin platform presents a unique opportunity to adapt and develop Anticalin proteins with therapeutic potential across a broad range of indications. We intend to continue to identify, vet and pursue opportunities to develop novel Anticalin-based therapeutics for respiratory diseases, oncology and additional diseases.
•Pursuing other platform development activities. We continue to make investments in our Anticalin platform, including in display and other technologies used to discover and optimize Anticalin proteins against targets of interest to increase speed, throughput and caliber of the selection process. In addition, we continue to make investments in our platform for the characterization and manufacturing of Anticalin proteins to develop drug candidates with excellent drug-like properties that can be efficiently produced.
Anticalin Platform Technology
Our platform technology focuses on low molecular-weight Anticalin proteins that can bind tightly and specifically to a diverse range of targets. Anticalin proteins are derived from human proteins called lipocalins, which are naturally occurring low-molecular weight human proteins of approximately 17 to 21 kDa molecular mass typically found in blood plasma and other bodily fluids. The lipocalin class of proteins defines a group of specific extracellular binding proteins that, collectively, exhibit extremely high structural homology, yet have a low amino acid sequence identity (less than 20%), making them attractive “templates” for amino acid diversification. Lipocalins naturally bind to, store and transport a wide spectrum of molecules. The defining attributes of the human lipocalin class and, by extension, Anticalin proteins, engineered from the lipocalin class of proteins, are a rigidly conserved beta-barrel backbone with four flexible loops, which, together, form a cup-like binding pocket. The graphic below shows the tear lipocalin (left) and neutrophil gelatinase-associated lipocalin, or NGAL (right).

We currently develop our Anticalin proteins from two scaffolds, namely the tear lipocalin, found primarily in human tear fluid as well as the lung epithelium, and NGAL, a protein involved in the innate immune system, by selection from diverse libraries with mutations in the genetic code of the ligand binding regions and regions of the proteins that are amenable for amino acid exchanges. These mutations have the potential to lead to highly specific, high-affinity binding proteins for both small and large molecular targets. Mutations are introduced at pre-defined positions, creating exponentially diverse pools of Anticalin proteins, the most potent and well-behaved of which are selected and optimized in a customized manner through in vitro selection using techniques such as phage and yeast display, successful techniques in antibody-based drug discovery. The ability to generate highly-diverse and high-quality Anticalin libraries and to select for the best binders among the large pool of Anticalin proteins by display technologies gives us the opportunity to select specific and high affinity Anticalin proteins for a wide variety of targets. The flexibility inherent in the Anticalin proteins’ cup-like structure allows us to choose both small-molecule targets that are capable of binding inside the ‘cup’ as well as larger protein targets that are predominantly bound by the flexible loop region outside of the ‘cup’. Our phase 1 studies for PRS-060/AZD1402, our prior phase 1 and 2 studies of PRS-080, our prior phase 1 study of PRS-050, as well as the phase 1 study of a PCSK9-specific Anticalin protein, indicate that these proteins appear to have low immunogenic potential and thereby have the potential to exhibit a favorable safety profile.
The below graphic illustrates Anticalin proteins binding to a small molecule (left), a small protein target (hepcidin, center) and a large protein target (CTLA4, right):

To obtain a specific Anticalin protein, we take advantage of the breadth of our proprietary Anticalin libraries, generated through our protein engineering expertise. We created, and will continue to create, proprietary Anticalin libraries by rationally diversifying certain lipocalin regions, thereby generating Anticalin libraries suitable for identifying binders to different types of targets. By utilizing bacterial and mammalian expression platforms from the earliest stages of drug discovery through current Good Manufacturing Practice, or cGMP, manufacturing, we created seamless platforms that facilitate the selection of high-quality and cost-effective drug candidates. Anticalin-based drug candidates have been proven to be suitable for expression in standard mammalian expression systems. Thus, Anticalin protein manufacturing is not limited to bacterial systems, and the expression system can be selected on a program-by-program basis. See “—Manufacturing” below.
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
While often compared to antibodies, we believe Anticalin proteins offer several advantages over antibodies, including:
•Small size and biophysical stability. Anticalin proteins are small in size and are monomeric. Therefore, we believe Anticalin proteins are generally more biophysically stable than antibodies, which are composed of four polypeptide chains. This will potentially enable unique routes of administration, such as pulmonary delivery. Higher-molecular-weight entities such as antibodies are often too large to be formulated and delivered effectively through these methods. We believe Anticalin proteins may also be less expensive to manufacture than antibodies due to their lower molecular weight and less bulky structure as well as the ability to leverage the prokaryotic-based manufacturing systems, a less costly manufacturing system than mammalian cell-based manufacturing systems, to create them.
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
•Platform for higher-order multispecificity and avoidance of cross-linking. Our Anticalin technology allows for monovalent or multivalent target engagement, including multispecificity within a single protein. We believe that a monovalent “backbone” is an advantage in situations where pure antagonism of certain cellular receptors is desired. The dual-binding nature of antibodies, which have two “arms,” can be a disadvantage when the antibodies bind to and cross-link cell-surface receptors. Such cross-linking often leads to undesirable activation of the cells bearing those receptors. Single-action, or monovalent, Anticalin proteins have only a single binding site and by that do not induce cross-linking. Further, when it is called for by the biology we are addressing, we can create multispecific Anticalin proteins that can simultaneously bind (i) two or more different targets or (ii) different epitopes on the same target by genetically linking Anticalin proteins with distinct specificities or by genetic fusion of an Anticalin protein with an antibody. We believe this multispecificity offers advantages in biological settings where binding to multiple targets can enhance the ability of a drug to achieve its desired effects, such as killing cancer cells. Novel Anticalin proteins genetically fused to each other or to existing antibodies for simultaneous target engagement are expressed as a fusion protein without generally compromising on manufacturability.
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
PRS-060/AZD1402 Targeting IL-4Rα in Asthma
PRS-060/AZD1402 is an Anticalin drug candidate targeting IL-4Rα, a cell surface receptor expressed on immune cells in the lung. IL-4Rα is specific for the cytokine IL-4 and the closely related cytokine IL-13, both key drivers of the immune system. PRS-060/AZD1402 is derived from human tear lipocalin, has a 20 pM affinity for human IL-4Rα and has a favorable stability profile. Following the results reported in the “Clinical data” section below, and presented at the American Thoracic Society International Conference in May 2019 and European Respiratory Society International Congress in October 2019, AstraZeneca started a global phase 2a study of PRS-060/AZD1402. We believe that PRS-060/AZD1402 represents a first-in-class inhaled biologic targeting IL-4Rα for the treatment of asthma. PRS-060/AZD1402 is being developed in partnership with AstraZeneca, as further described below.
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
In 2016, of the approximately 19 million asthma patients over 12 years of age in the United States, about 41%, or 7.8 million, had moderate-to-severe asthma; of the approximately 47.8 million asthma patients over 12 years of age in Europe, about 45%, or 21.5 million, had moderate-to-severe asthma. About 40% of moderate-to-severe asthma patients have uncontrolled asthma, which amounts to approximately 3.1 million patients with moderate-to-severe uncontrolled asthma in the United States and approximately 8.6 million in Europe according to an analysis prepared by Artisan Healthcare Consulting. There are several biologics approved for moderate-to-severe uncontrolled asthma in the United States and Europe. Omalizumab is an anti-IgE monoclonal antibody marketed by Roche/Genentech and Novartis for moderate-to-severe persistent allergic asthma and chronic idiopathic urticaria; in 2020, Roche/Genentech and Novartis reported total global sales for omalizumab in the amount of $3,306 million. Mepolizumab is an anti-IL5 monoclonal antibody marketed by GlaxoSmithKline, or GSK, for severe eosinophilic asthma; in 2020, GSK reported global sales for mepolizumab in the amount of $1,314 million. Benralizumab is an anti-IL5 receptor monoclonal antibody marketed by AstraZeneca for severe eosinophilic asthma; in 2020 AstraZeneca reported global sales for benralizumab in the amount of $949 million. Dupilumab is an anti-IL4Rα monoclonal antibody marketed by Sanofi/Regeneron for atopic dermatitis and moderate-to-severe uncontrolled asthma; in 2020, Sanofi/Regeneron reported total global sales of dupilumab in the amount of $3,976 million. Tezepelumab is an anti-TSLP monoclonal antibody marketed by Amgen and AstraZeneca for severe asthma; tezepelumab was approved by the FDA in December 2021.
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
Beyond omalizumab, there are five approved biologics, or antibodies, for the treatment of asthma. Three target the IL-5 pathway, one targets IL-4Rα, and one targets thymic stromal lymphopoietin (“TSLP”). GSK's mepolizumab, which targets IL-5, was approved for severe eosinophilic asthma in adults and children older than 12 in 2015. Teva’s reslizumab, also targeting IL-5, was approved in 2016 and AstraZeneca’s benralizumab, which targets IL-5 receptor alpha, or IL-5Rα, was approved in November 2017. Amgen's and AstraZeneca's tezepelumab, which targets TSLP, was approved in December 2021 as an add-on maintenance treatment for adult and pediatric patients ages 12 years and older with severe asthma, Dupilumab is an antibody that targets IL-4Rα that is delivered subcutaneously and was approved for the treatment of moderate-to-severe atopic dermatitis in March 2017. In October 2018, Regeneron and its partner Sanofi announced that the FDA had approved dupilumab as “add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma.” In the phase 3 Liberty Asthma Quest study, dupilumab (300 mg every 2 weeks) in the pre-specified high eosinophilic group (eosinophil blood count of ≥ 300 cells/microliter) demonstrated a reduction in annualized rate of severe exacerbations by 67.4% and an improvement in forced expiratory volume in one second, or FEV1, by 0.24L. The Liberty Asthma Venture trial evaluated dupilumab in oral glucocorticoid-dependent severe asthma patients. In the overall population, the percentage of patients that decreased oral corticosteroid use by 50% or more was 80% in the dupilumab group versus 50% for placebo (or a 60% relative reduction), while decreasing the rate of severe exacerbations by 59% and improving FEV1 by 0.22L versus placebo. In the high eosinophilic group, dupilumab decreased the rate of severe exacerbations by 71% and improved FEV1 by 0.32L versus placebo (Rabe et al., 2018).
Advantages to inhalation as a route of administration for PRS-060/AZD1402
We believe that local delivery via inhalation may lead to a better tolerability profile than systemically administered antibodies. Since dosing by inhalation is a common route of administration in asthma patients, it could represent a more convenient dosage regimen for patients than dosing of antibodies by injection. PRS-060/AZD1402 was safe and well-tolerated in a SAD phase 1 study, and was evaluated in a MAD phase 1 study with interim data suggesting that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO.
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
We sponsored the phase 1 SAD/MAD studies for PRS-060/AZD1402, after which AstraZeneca took responsibility for further clinical development of PRS-060/AZD1402. A phase 2a asthma study of PRS-060/AZD1402 is ongoing in multiple sites globally. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of PRS-060/AZD1402 that will evaluate PRS-060/AZD1402 at up to three dose levels using a dry powder formulation administered twice daily. In part 1a of the study, 31 asthma patients, controlled on standard of care (medium dose inhaled corticosteroids (ICS) with long-acting beta agonists (LABA)), received PRS-060/AZD1402 twice daily over four weeks to establish the safety profile and pharmacokinetics of the dry powder formulation of PRS-060/AZD1402. The safety review following completion of part 1a included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second (FEV1). AstraZeneca began enrollment of part 2a of the study to evaluate efficacy, safety, and pharmacokinetics of PRS-060/AZD1402 administered twice daily to asthma patients, uncontrolled on medium dose ICS with LABA, that have a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb in two active arms and a placebo arm. Following a four-week run-in period, patients will be dosed and monitored over four weeks. FEV1 improvement compared to placebo will be the primary endpoint in this portion of the study. AstraZeneca began enrollment of part 1b of the study to evaluate the safety of the high dose in asthma patients controlled on standard of care who will receive PRS-060/AZD1402 twice daily over four weeks. We expect to announce topline data from the phase 2a study this year, although we are actively evaluating the feasibility of study timelines in the current geopolitical environment and will update guidance in the orderly course of business, if needed. Upon receipt of the topline data and notice from AstraZeneca, including a product development plan and budget, the Company will have 30 days to opt into co-development of the program with AstraZeneca. The Company also retains a separate option to co-commercialize PRS-060/AZD1402 with AstraZeneca in the United States.
PRS-220 Targeting Connective Tissue Growth Factor (CTGF) in IPF and PASC-PF
Our lead fully proprietary respiratory asset, PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and has passed the drug candidate nomination stage. The project is currently in the IND-enabling stage and first-in-human ("FIH") trials are planned to begin in 2022. We received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.
What is IPF?
Idiopathic pulmonary fibrosis, or IPF, is a devastating and fatal lung disease of unknown cause with median survival of only three to five years after diagnosis. In patients with IPF, fibrotic remodeling and excess deposition of extracellular matrix, or ECM, causes the destruction of lung architecture leading to loss of lung elasticity and lung function, impairment of gas exchange and finally organ failure. To date, there is no cure for IPF. Treatment options for IPF are very limited, with two FDA-approved drugs, Ofev (nintedanib) and Esbriet (pirfenidone), only capable of slowing down disease progression but not arresting the insidious progression of the disease. Moreover, due to gastrointestinal and other drug-related side effects, nintedanib and pirfenidone are not well-tolerated, leading many patients to discontinue treatment. Thus, a high unmet medical need exists for alternative treatment options for IPF that effectively attenuate the lung function decline or arrest the insidious decline of lung function while offering an improved safety profile with fewer side effects and greater tolerability.
What is PASC-PF?

Following COVID-19, a substantial proportion of patients experience persistent impairment of lung function with associated radiographic-detected lung abnormalities. This phenomenon is known as PASC-PF. Acute COVID-19 is known to cause extensive lung inflammation and injury, and studies suggest that approximately 30% of patients hospitalized with severe COVID-19 will develop persistent respiratory symptoms with persistent lung abnormalities. Given the high number of SARS-CoV-2 infections worldwide and the substantial proportion of patients suffering from severe COVID-19, PASC-PF represents a high unmet medical need that is expected to create a substantial burden on patients and the global healthcare systems. Based on similarities between PASC-PF and IPF, anti-fibrotic drugs including nintedanib and pirfenidone are considered to be promising agents for the treatment of PASC-PF and are currently under investigation for this indication. We believe that anti-CTGF therapy might provide a more effective and safer alternative.
Biology of CTGF
CTGF, or CCN2, is a member of the CCN family of proteins, a family of matricellular proteins associated with the ECM involved in intercellular signaling. In adulthood, CTGF is expressed at a low level but can be strongly induced by certain stimuli such as cytokines, growth factors or mechanical stress.
CTGF contributes to the control of various biological processes, such as proliferation, differentiation, adhesion and angiogenesis. CTGF is known to interact with a variety of proteins including receptors, cytokines and ECM proteins. Among the different cytokines and growth factors that interact with CTGF, transforming growth factor β, or TGF-β, is known to play a crucial role in the development of fibrotic diseases. In order to mediate functions such as cell adhesion, motility and tissue remodeling, CTGF interacts with integrins and components of the ECM such as fibronectin, aggrecan and heparan sulfate proteoglycans. Specifically, in the context of cell adhesion, CTGF is thought to play a role as a molecular bridge between the ECM to integral cell surface proteins.
Role and validation of CTGF as a target for IPF
The pathogenesis of fibrosis is considered to be a dysregulated wound healing process in response to repetitive microinjuries leading to excessive deposition of ECM and impairment of tissue function. CTGF has been associated with fibrotic remodeling in various organs and is highly expressed in fibrotic tissues of different origin, including renal fibrosis, scleroderma, cardiac fibrosis and IPF.
CTGF is a key mediator of wound healing and fibrosis through its interaction with several factors regulating cell proliferation, differentiation, motility, adhesion, and ECM deposition. TGF-β and CTGF are widely regarded as universal mediators of fibrogenesis. TGF-β has been identified as a transcriptional regulator of CTGF, and as supported by preclinical studies, both cytokines are thought to promote fibrotic tissue remodeling in a collaborative manner.
In lung tissue from IPF patients, CTGF levels are found to be elevated when compared to donor tissue with epithelial cells and myofibroblasts being the main cell types expressing the protein in diseased lung tissues (Figure 1).

Figure 1	Immunohistochemistry of CTGF in human (A) donor and (B) IPF lung tissues.
Inhibition of CTGF by monoclonal antibodies in preclinical models of lung fibrosis provided evidence supporting its function as a driver of fibrotic lung remodeling in vivo. Lung specific overexpression of CTGF in mice demonstrated that CTGF is sufficient to drive fibrotic remodeling of the lung in vivo. Moreover, local targeting of CTGF in the lung using an siRNA-based approach attenuated bleomycin-induced lung fibrosis in mice. Based on this evidence, we believe that local targeting of CTGF in the lung is essential to achieve anti-fibrotic activity.

Current approaches to clinical CTGF targeting
In a phase 2 clinical trial (PRAISE), the anti-CTGF monoclonal antibody pamrevlumab/FG-3019 attenuated disease progression in patients suffering from IPF, demonstrating proof of concept for targeting of CTGF for the treatment of IPF. In the PRAISE study, a relative reduction of the decline in percentage of predicted forced vital capacity ("FVC") by 60.3% was observed at week 48, as compared to placebo. Patients in the pamrevlumab group also experienced fewer protocol-defined progression events (defined as death or ≥10 % decline in FVC %-predicted) as compared to the placebo group. In addition, pamrevlumab demonstrated good tolerability with a safety profile similar to placebo. The overall frequency of treatment-emergent adverse events was similar in the treatment and the placebo groups. The safety and efficacy of pamrevlumab will be further evaluated in phase 3 trials (ZEPHYRUS I + II; NCT03955146, NCT04419558) in patients with IPF.
Rationale for local targeting of CTGF
Based on the high expression of CTGF in lung tissue of IPF patients and its reported pro-fibrotic role in the lung in preclinical models, local targeting of CTGF in the lung is considered essential for driving the anti-fibrotic effect. PRS-220 is being developed as a first-in-class inhaled antagonist of the pro-fibrotic mediator CTGF. The inhaled route of administration of PRS-220 offers several advantages over pamrevlumab, the parenterally administered CTGF-targeted monoclonal antibody that is currently in clinical development for IPF.
In comparison to parenteral administration of a monoclonal antibody, inhaled administration of PRS-220 is expected to result in greater exposure of the drug at the site of the disease. Meanwhile, it is known that parenterally administered monoclonal antibodies have a low lung bioavailability with approximately 15% penetrating the lung tissue. Moreover, inhaled administration of PRS-220 is also expected to result in greater lung exposure by avoidance of the CTGF drug “sink” in the peripheral circulation. CTGF is present in the circulation and levels were found to be increased in IPF patients. Another advantage of an inhaled therapy is the convenience of home-based dosing with a portable, handheld nebulizer, as opposed to the office-based injections or intravenous route of delivery of parenteral monoclonal antibodies such as pamrevlumab.
Preclinical data
PRS-220 is a NGAL-based mutant selected from Pieris’ proprietary Anticalin libraries using phage display technology and high-throughput screening. PRS-220 binds to CTGF with high affinity in the picomolar range as measured by surface plasmon resonance, or SPR, and does not show binding to other members of the CCN2 protein family. Compared to the anti-CTGF antibody pamrevlumab, PRS-220 binds with higher affinity and retains a more stable target engagement over a longer period of time (Figure 2).

Figure 2	SPR binding experiment showing the binding of PRS-220 (left) and pamrevlumab (right) to CTGF. The 1:1 binding model was used to fit the data of PRS-220. The bivalent analyte model was used to fit the data of the antibody pamrevlumab. CTGF-Fc was immobilized on a CM5 chip, and PRS-220 and pamrevlumab were used as analytes. Pamrevlumab was generated in-house.
PRS-220 targets the functionally active epitope of CTGF as shown by competition ELISA where PRS-220 effectively displaces the clinically active pamrevlumab from CTGF (Figure 3).

Figure 3	Competition of PRS-220 with pamrevlumab for binding to CTGF and competition of pamrevlumab with itself for binding to CTGF. Competition was assessed in an ELISA-based format using coated pamrevlumab and biotinylated CTGF as tracer.
To assess the lung biodistribution of PRS-220 upon local lung delivery, we challenged mice with bleomycin to induce lung fibrosis. Once fibrosis was established in the animals, fluorescently-labeled PRS-220 was given intratracheally and the distribution of the drug was analyzed using Light Sheet imaging, revealing a favorable lung tissue distribution profile of PRS-220 in the fibrotic lungs. PRS-220 was not only detected in the airways but also penetrated the fibrotic, interstitial lung tissue (Figure 4A). Compared to intravenously administered pamrevlumab, which was analyzed in parallel, PRS-220 showed a higher coverage of the fibrotic tissue (Figure 4B).

Figure 4	Lung biodistribution of PRS-220 upon intratracheal delivery to fibrotic lungs of mice. (A) Alexa-647 labeled PRS-220 (100 µg/mouse) was administered to the lungs of mice via the intratracheal route at day 21 after bleomycin challenge. The lung tissue distribution was analyzed 2, 8, and 24 hours after PRS-220 administration by Light Sheet imaging of the left lung lobes (630 nm excitation channel). The figure shows representative 3D overview images (scale bars 500 µm) and magnified 2D sections from 3D scanned lungs (scale bars 150 µm). Lungs of saline treated mice imaged at the PRS-220 specific wavelength served as negative controls. (B) Compound accumulation in fibrotic tissue determined by Light Sheet imaging and quantitative analysis (n = 2-5 per group). 100 µg Alexa-647 labeled pamrevlumab was administered intravenously at day 21 after bleomycin challenge.
Developability assessments of PRS-220 showed favorable biophysical properties ensuring robustness and stability for large-scale manufacturing and nebulized inhaled administration. Aerosols generated using vibrating mesh technology show aerodynamic properties suitable for effective lung deposition.
Proprietary Respiratory Platform
We continue to advance other proprietary discovery-stage respiratory programs.
AstraZeneca Respiratory Collaboration beyond PRS-060/AZD1402

As further described below, our license and collaboration agreement with AstraZeneca, or the AstraZeneca Collaboration Agreement, includes three programs beyond PRS-060/AZD1402. We retain co-development and co-commercialization rights to two out of those three programs. Discovery work is ongoing for on all of the additional development candidates under the collaboration. The targets and disease areas of those three programs are undisclosed.
Genentech Collaboration
In May 2021, we and Genentech, a member of the Roche Group, entered into a multi-program Research Collaboration and License Agreement to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies that leverage the Company’s proprietary Anticalin-based technology. These two focus areas of the collaboration are uniquely suited to the advantages offered by the small size of Anticalin proteins when delivered locally. The first two programs have been initiated and Pieris is responsible for discovery research and early preclinical development of these programs, and Genentech will be responsible for IND-enabling activities, clinical development, and commercialization of the programs. Genentech will also have the option to select additional targets in return for an option exercise fee.
Cinrebafusp alfa Targeting 4-1BB (CD-137) in Oncology
Cinrebafusp alfa is a bispecific protein targeting the immune receptor 4-1BB and the tumor target HER2. It is generated by genetic fusion of an Anticalin protein specific for 4-1BB to each heavy chain of a HER2-targeting antibody. The mode of action of this 4-1BB/HER2 bispecific is to promote 4-1BB clustering by bridging 4-1BB-positive T cells with HER2-positive tumor cells, and to thereby provide a potent co-stimulatory signal to tumor antigen-specific T cells. Cinrebafusp alfa is intended to localize 4-1BB activation in the tumor, and to thereby both increase efficacy and reduce systemic toxicity compared to 4-1BB-targeting antibodies being developed by third parties in clinical trials. In January 2022, we dosed the first patient in the two-arm phase 2 cinrebafusp alfa study.
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
Clinical validation of 4-1BB targeting therapies
The demonstration of the potential therapeutic benefit of 4-1BB co-stimulation in nonclinical models has spurred the development of therapeutic antibodies targeting 4-1BB, utomilumab and urelumab.
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

We therefore hypothesized that to obtain an ideal 4-1BB-targeting agent, a bispecific molecule should be designed to target 4-1BB on one end and a differentially expressed tumor target on the other end. A visualization of the general concept is provided in Figure 5, below. HER2/4-1BB bispecific is envisioned to promote 4-1BB clustering by bridging T cells with HER2-positive tumor cells, and to thereby provide a potent co-stimulatory signal to tumor antigen-specific T cells, further enhancing its TCR-mediated activity and leading to tumor destruction.

Figure 5	Concept of co-stimulatory T cell engagement. (A) The elements of the system are a target-positive tumor cell, a T cell with a TCR that is specific for an HLA/peptide combination on the tumor, and a co-stimulatory bispecific. (B) Within a patient’s tumor, tumor-specific T cells are bridged with tumor cells by a co-stimulatory bispecific. The resulting clustering of the co-stimulatory TCR provides a local co-activating signal to the T cell, further enhancing its TCR-mediated activity and leading to tumor destruction. (C) Toxic side effects are expected to be manageable, as target-negative cells do not lead to co-stimulation of T cells due to a lack of target-mediated receptor clustering, and healthy tissue is spared by tumor-co-stimulated T cells due to the absence of a primary, TCR-mediated signal. Design and Generation of HER2/4-1BB bispecific cinrebafusp alfa.
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
We utilized a sandwich ELISA experiment to investigate whether cinrebafusp alfa can bind both targets at the same time, which is a necessary prerequisite for the envisioned mode of action of cinrebafusp alfa. Figure 6 below shows that a sigmoid binding curve results from this titration, proving that both targets can indeed be engaged at the same time, fulfilling the key requirement for simultaneous co-stimulatory engagement of T cells by HER2-positive target cells.

Figure 6	Cinrebafusp alfa simultaneous binding to targets HER2 and 4-1BB. Recombinant HER2 was coated on a microtiter plate, followed by titration of cinrebafusp alfa. Subsequently, a constant concentration of biotinylated human 4-1BB was added, which was detected via a peroxidase-conjugated avidin variant.
Mode of action – co-stimulatory T cell activation
We developed a novel T cell activation assay format to investigate whether cinrebafusp alfa is capable of co-stimulating T cells that have received a basic stimulus via the TCR. The assay, visualized in Figure 7 below, is based upon providing the TCR stimulus via an anti-CD3 antibody coated onto the plastic culture dish, while 4-1BB co-stimulation is achieved by tumor-target dependent clustering of 4-1BB on purified T cells.

Figure 7	Visualization of co-stimulatory T cell activation assay. HER2-positive tumor cells are grown overnight on cell culture plates that have been precoated with low amounts of an anti-CD3 antibody to provide a limited primary activation of T cells via the T cell receptor. T cells are added to the wells together with the titrated 4-1BB/HER2 bispecific cinrebafusp alfa, leading to clustering of the co-stimulatory 4-1BB receptor, which in turn results in T cell co-stimulation. T cell co-stimulation is detected by increased supernatant IL-2 and IFN-γ levels in the culture supernatants after continued culture.
There is a clear induction of IL-2 (Figure 8A) and IFN-γ (Figure 8C) with increasing concentrations of cinrebafusp alfa. The fitted EC50 of this effect is similar for both proinflammatory cytokines, with 0.7 nM for IL-2 induction and 0.3 nM for IFN-α induction, respectively. That T cell co-stimulation is indeed, due to the bispecific engagement of T cells and SKBR3 cells, shown by two observations: firstly, the monospecific HER2-targeting antibody does not lead to enhanced T cell activation (average shown as dotted line in Figure A and Figure C), and secondly, disrupting the bispecific interaction with an excess of HER2-targeting antibody abolishes the effect of IL-2 and INF-γ induction almost completely, except at the highest concentrations of cinrebafusp alfa employed (Figure 8B and Figure 8D).

Figure 8	Experimental result of co-stimulatory T cell activation assay. HER2-positive tumor cells were grown overnight on 96-well plates that had been precoated with 0.25 µg/mL anti-CD3 antibody for 1 hour at 37°C. The next day, T cells purified from healthy donor peripheral blood mononuclear cells, or PBMC, were added to the wells together with the titrated 4-1BB/HER2 bispecific cinrebafusp alfa (filled circle) or trastuzumab as a control (dotted line). After three days in culture, IL-2 and IFN-γ, levels in the culture supernatants were measured by an electrochemoluminescence immunoassay. In parallel, the experiment was performed in the presence of an excess of trastuzumab (340 nM) to inhibit the binding of cinrebafusp alfa to the tumor cells, and IL-2 (C) and IFN-γ (D) levels were measured.
Proof of concept data utilizing a humanized SK-OV-3 mouse model demonstrated dose-dependent tumor growth inhibition compared to treatment with the isotype control (Figure 9). It is anticipated that the tumor growth inhibition, or TGI, in this model is predominantly caused by the anti-HER2 activity. The anti-tumor response observed with cinrebafusp alfa was accompanied by a significantly higher tumor infiltration with human lymphocytes (hCD45+). Interestingly, the anti-4-1BB benchmark neither displayed tumor growth inhibition nor enhanced lymphocyte infiltration into tumors compared to isotype. The tras-IgG4 control was also devoid of lymphocyte infiltration into the tumor but displayed a tumor growth inhibition comparable to cinrebafusp alfa. Taken together, these data show that cinrebafusp alfa provided dual activity by both increasing the frequency of TILs by bispecific targeting of CD137 and HER2 as well as mediating direct tumor growth inhibition by the direct, monospecific targeting of HER2.
(A)

(B)

Figure 9	Cinrebafusp alfa activity in mice engrafted with HER2-positive SK-OV-3 cell line and human PBMC. (A) Median of tumor growth. (B) Frequency of CD45+ cells determined by immunohistochemistry of tumors after study end.
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
We presented additional interim data from the phase 1 monotherapy study and atezolizumab combination study of cinrebafusp alfa in an oral presentation at the ESMO Virtual Congress in September 2020. As of the July 2020 cutoff date, 74 patients had been enrolled in the monotherapy study, including 21 additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the SITC 2019 Annual Meeting, and 41 patients had been enrolled in the atezolizumab combination therapy study. In the monotherapy study, out of 33 response-evaluable patients at the time of the data cutoff of July 27, 2020, according to RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), three patients achieved a partial response at the 8 mg/kg Q2W dose (cohort 11b), and stable disease was observed in 13 patients as best response out of 33 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an overall response rate, or ORR, of 12% and a disease control rate, or DCR, of 52%. Additionally, a significant expansion of CD8+ T cells in the tumor microenvironment of responders and a substantial increase of peripheral soluble 4-1BB were observed in the active dose cohorts, suggesting 4-1BB-mediated target engagement. Cinrebafusp alfa also showed an acceptable safety profile at all doses and schedules tested in each clinical study. In the atezolizumab combination trial, seven dose cohorts have been evaluated at a Q3W dosing schedule ranging from 0.05 mg/kg to 8 mg/kg in combination with a fixed 1200 mg dose of atezolizumab. In that trial, under RECIST 1.1, four patients achieved a confirmed partial response at active dose levels.
In January 2022, we dosed the first patient in the two-arm phase 2 study for cinrebafusp alfa in gastric cancer in the United States. Supported by additional data we presented from the phase 1 monotherapy study of cinrebafusp alfa in an oral presentation at the American Association for Cancer Research Virtual Congress, or AACR, in April 2021, the first arm of the phase 2 study will include the combination with ramucirumab and paclitaxel in HER2-high gastric cancer, while the second arm will be in combination with tucatinib in HER2-low gastric cancer. Collaboration partners Lilly and Seagen are supplying ramucirumab and tucatinib, respectively. The criteria for advancement of this program will evaluate a composite of measures, including a minimum target of 50% ORR in the HER2-high arm and a minimum target of 40% ORR in the HER2-low arm, duration of response, and safety. The Company plans to report initial data from the arm evaluating cinrebafusp alfa in combination with tucatinib in HER2-low gastric cancer in 2022. The Company expects to report data from the arm evaluating cinrebafusp alfa in combination with ramucirumab and paclitaxel in HER2-high gastric cancer in 2023. In June 2021, FDA granted orphan drug designation to cinrebafusp alfa for the treatment of HER2-high and HER2-low expressing gastric cancers.
The supporting data presented at AACR included an evaluation of 78 patients who had been enrolled in the monotherapy study as of the February 2021 cutoff date, including four additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the ESMO Virtual Congress in September 2020. Out of 42 response-evaluable patients at the time of the data cutoff of February 25, 2021, according to RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), four patients achieved a partial response (three at the 8 mg/kg Q2W dose (cohort 11b) and one at the 18 mg/kg Q2W dose (cohort 13b)), and stable disease was observed in 17 patients as best response out of 42 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an ORR of 12% and a DCR of 52%. Consistent with the mechanism of action of cinrebafusp alfa, dose-dependent immune activation was demonstrated by showing an increase in CD8+, T cell, NK cells and cytotoxic activity in the tumor microenvironment and an increase of soluble 4-1BB in the blood, indicating target engagement of 4-1BB and activation of immune cells. Cinrebafusp alfa demonstrated durable anti-tumor activity in a heavily pre-treated patient population. Additionally, clinical benefit was observed in patients with “cold” tumors as well as those with low HER2 expression who were enrolled into the study on the basis of archived HER2-status and were later re-assessed on the basis of a pre-treatment biopsy. Cinrebafusp alfa also showed an acceptable safety profile at all doses and schedules tested in the clinical study with no dose-limiting toxicities. The totality of response data generated in cohorts 11b (8 mg/kg Q2W) and 13b support the recommended phase 2 dose of a two-cycle loading dose of 18 mg/kg (Q2W), following by an 8 mg/kg dose (Q2W) in subsequent cycles.
PRS-344/S095012
PRS-344/S095012 consists of a PD-L1-targeting antibody and 4-1BB-targeting Anticalin proteins genetically fused to each arm of the C-terminal heavy chain of the antibody.
4-1BB is a co-stimulatory receptor belonging to the TNFR super-family. Clustering of 4-1BB on the surface of T cells leads to T cell activation, proliferation and cytokine secretion. The mode of action of PRS-344/S095012 is to promote 4-1BB clustering by bridging 4-1BB-positive T cells with PD-L1-positive tumor cells, and to thereby provide a potent co-stimulatory signal to tumor antigen-specific T cells. PRS-344/S095012 is intended to localize 4-1BB activation in the tumor in a PD-L1 dependent manner. PD-L1 is a transmembrane protein belonging to the B7 family and is expressed on a variety of cells including T cells, B cells, epithelial cells and vascular endothelial cells. Most importantly, PD-L1 is found at high levels on tumor cells of several cancer types including but not limited to melanoma, lung, bladder, colon and breast cancer. Binding of PD-L1 to its receptor PD-1 leads to exhaustion of tumor-infiltrating T cells. PRS-344/S095012 blocks the PD-1/PD-L1 interaction and thus is capable of reversing T cell exhaustion in the tumor microenvironment. Preclinical data shows that the synergistic effect observed by targeting PD-L1 and 4-1BB simultaneously is stronger with PRS-344/S095012 than with the combination of anti-PD-L1 and anti-4-1BB antibodies.

Figure 10
The combination of anti-PD-L1 benchmark and anti-4-1BB benchmark demonstrates the strong synergistic effect of T cell co-stimulation and checkpoint blockade in T cell activation. With PRS-344/S095012, this synergistic effect is massively increased.

Regulatory clearance for the phase 1/2 study of PRS-344/S095012, a 4-1BB/PD-L1 bispecific, has been granted in multiple countries and the first patient was dosed in November 2021. The first-in-human study will consist of evaluating the safety and tolerability profile of PRS-344/S095012 and determining its maximum tolerated dose, or MTD, and/or the recommended phase 2 dose, or RP2D, in patients with solid tumors. In addition, the PK profile as well as pharmacodynamic effects of the PRS-344/S095012 will be characterized in the study. Any initial signs of anti-tumoral activity will be correlated to safety and PK and further explored in expansion cohorts.

IO Market with respect to cinrebafusp alfa and PRS-344/S095012
In 2020, there were approximately 1.807 million estimated new cancer cases in the United States (NCI Surveillance, Epidemiology, and End Results Program) and approximately 19.3 million cancer cases worldwide (IARC GLOBOCAN 2020). The direct medical cost for cancer in the United States in 2015 was estimated to be approximately $80.2 billion by the Agency for Healthcare research and Quality, or the AHRQ.
Checkpoint inhibitors such as PD-1 and CTLA4-targeting antibodies have revolutionized the way certain cancers are treated and in 2018 the Noble Prize in Medicine was awarded to Dr. James Allison and Dr. Tasuku Honjo for their discovery of CTLA-4 and PD-1-targeting antibodies, respectively. By the end of 2021, a total of seven anti-PD-1 or PD-L1 monoclonal antibodies and one CTLA4 targeting antibody have been approved in the United States. In addition, other than the seven anti-PD-1 or PD-L1 monoclonal antibodies approved in the United States, eight other anti-PD-1 antibodies had been approved in China by the end of 2021. The majority of the global sales of checkpoint inhibitors comes from two anti-PD-1 monoclonal antibodies: pembrolizumab marketed by Merck & Co and nivolumab marketed by Bristol-Myers Squibb. In 2021, Merck & Co reported sales of $17.186 billion for pembrolizumab and Bristol-Myers Squibb reported sales of $7.5223 billion for nivolumab.
Other IO Programs
Current antibody-based therapies targeting tumor cell destruction or immune activation are hampered by, among other factors, low response rates and the induction of immune-related adverse events. Our IO pipeline beyond cinrebafusp alfa and PRS-344/S095012 is designed to target checkpoint proteins or, like cinrebafusp alfa, co-stimulatory proteins. These programs consist of a variety of multifunctional biotherapeutics that can encompass a fusion of antibodies with Anticalin proteins or two or more Anticalin proteins to each other. These combined molecules have the potential to build upon current therapies by modifying or regulating one or more immune functions on a single fusion protein, thereby having the potential to elevate immune responses within a tumor microenvironment. We believe that a tethered Anticalin protein directed at checkpoint or co-stimulatory targets can preferentially activate the immune system at the site of the tumor microenvironment thus providing efficacy with enhanced therapeutic index. We believe that these bispecific constructs represent a “platform within a product” opportunity in IO since it may be possible to apply a single combined Anticalin-antibody molecule in a number of different cancers. This belief is based on the shared underlying biology such as checkpoint and co-stimulatory biology found within tumors arising in different organs.
Servier Collaboration beyond PRS-344/S095012
In February 2020, we and Servier agreed to extend the research term of the three programs in development beyond PRS-344/S095012 for one year. This research extension includes reimbursement for Pieris’ internal efforts and an extension of the research license. As part of the expiration of the initial research term, the option to expand the collaboration beyond the initial five committed programs also expired. In March 2020, Servier notified us of its decision to discontinue co-development of two earlier preclinical stage programs for strategic reasons based upon an extensive portfolio review. The discontinuation of these two programs decreased the potential milestone payments we could receive in the future. In February 2021, the research term was extended again for another 12 months.
Given the discontinuation of the two preclinical stage programs in March 2020, and as further described below, our Servier Collaboration Agreement includes one additional program beyond PRS-344/S095012, PRS-352. We retain co-development and co-commercialization rights to PRS-344/S095012. PRS-352 is a preclinical-stage program within the Servier alliance addressing undisclosed targets in IO. We successfully completed non-GLP preclinical work in 2020 and handed over the program for further development at Servier. In 2021, we received a preclinical milestone with regard to PRS-352.
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
In March 2021, Seagen made a $13.0 million equity investment in Pieris as part of an ongoing collaboration between the companies. Additionally, the companies have entered into a clinical trial and supply agreement to evaluate the safety and efficacy of combining Pieris' cinrebafusp alfa with Seagen's tucatinib, a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of the upcoming phase 2 study to be conducted by Pieris. The companies have also amended their existing immuno-oncology collaboration whereby Pieris' option to co-develop and co-commercialize the second of three programs in the collaboration has been converted to a co-promotion option for one of the three programs in the United States. During the third quarter of 2021, we initiated the second program within the collaboration with Seagen.
Boston Pharmaceuticals Collaboration
In April 2021, we and Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an exclusive product license agreement to develop PRS-342/BOS-342, a 4-1BB/GPC3 preclinical immuno-oncology Anticalin-antibody bispecific fusion protein. We completed the material and know-how transfer to BP and are currently supporting BP in manufacturing and IND-readiness activities for PRS-342/BOS-342.
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
PRS-060/AZD1402
Like PRS-060/AZD1402, new developments for the treatment of uncontrolled moderate to severe asthma patients mainly include drug candidates targeting the Th2 pathway by interfering with IL-4/IL-13, IL-5, TSLP or CRTH2. Such agents include mepolizumab (GSK, IL-5), reslizumab (Teva, IL-5), benralizumab (AstraZeneca, IL-5Rα), tezepelumab (Amgen/AstraZeneca, TSLP) and CBP201 (Connect Biopharma, IL-4Rα). These drugs are in later clinical development than PRS-060/AZD1402 or have been approved for severe eosinophilic asthma. Dupilumab (Sanofi/Regeneron, IL-4Rα) has been approved for moderate to severe asthma; the antibody omalizumab, directed against IgE, is also approved and marketed for the treatment of uncontrolled, moderate to severe asthma patients. However, in contrast to PRS-060/AZD1402, these antibodies are given to patients through injection and distribute systemically through the blood stream. CSJ117 (Novartis), an inhaled Fab fragment,and AZD8360 (AstraZeneca/Amgen), an inhaled antibody fragment, that both target TSLP, are currently in phase 2 and phase 1 clinical development, respectively. There are a number of other companies presently marketing or developing other therapies for asthmatic patients.
IO programs
The rationale behind the multispecific tumor-targeted co-stimulatory molecules is to activate the immune system in the tumor microenvironment. Other companies that also develop multispecific drug candidates designed to activate the immune system in a tumor dependent manner by targeting a co-stimulatory receptor, such as 4-1BB, include Roche, Molecular Partners, Merus, Inhibrx and Genmab, among others. Additionally, there are multiple drug candidates in preclinical or clinical trials targeting other co-stimulatory receptors, either in a tumor dependent or monospecific manner, including OX40, CD40, GITR, CD27 and ICOS.
The first checkpoint inhibitor targeting CTLA-4, ipilimumab, was approved for the treatment of melanoma patients in 2011 and is being marketed by Bristol-Myers Squibb. Nivolumab from Bristol-Myers Squibb was approved for the treatment of melanoma in 2014 as the first PD-1 inhibitor. Pembrolizumab from Merck & Co was the second PD-1 inhibitor to be approved and the first one in the United States. In addition to nivolumab and pembrolizumab, there are multiple approved checkpoint inhibitors targeting the PD-1/PD-L1 pathway, for example, those from Roche, AstraZeneca, Regeneron, Pfizer and Merck KGaA.
Additionally, a number of other companies, such as Amgen, Affimed, Macrogenics, F-star, Molecular Partners, Xencor, Immunocore and Zymeworks, also pursue other multispecific approaches in oncology, in which such therapies are in clinical or preclinical development.
Cinrebafusp alfa
Cinrebafusp alfa is bispecific Anticalin-antibody fusion protein targeting 4-1BB and HER2. Cinrebafusp alfa has a bifunctional proposed mode of action. It is designed to both promote 4-1BB clustering by bridging 4-1BB-positive T cells with HER2-positive tumor cells, and to thereby provide a co-stimulatory signal to tumor antigen-specific T cells and inhibit HER2 signaling. Other drug candidates targeting the co-stimulatory receptor 4-1BB include urelumab, which was being developed by

Bristol-Myers Squibb, and utomilumab, which is being developed by Pfizer, and is currently in clinical development (Trialtrove, December 10, 2020), among others. In the HER2-positive space, several companies are active with approved clinical and preclinical drugs candidates. The most prominent company is Roche, having three approved drugs on the market through its subsidiary Genentech. The first drug from Roche targeting HER2 is trastuzumab, which has been marketed for treatment of breast cancer patients since 1998 and for gastric cancer patients since 2010. The two other drugs are pertuzumab and ado-trastuzumab emtansine which both are marketed for breast cancer patients. In addition to cinrebafusp alfa, there are also other HER2 targeting drug candidates in clinical development designed to induce an immune response by bridging HER2-positive tumor cell with immune cells, for example, RG6194, a bispecific antibody targeting HER2 and CD3, from Roche, or NJH-395, an immune stimulating antibody conjugate targeting HER2 and TLR7/8, from Novartis (Pharmaprojects, December 10, 2020).
Phase 2 trials for cinrebafusp alfa in gastric cancer are currently ongoing. Trastuzumab in combination with cisplatin and 5-FU, or capecitabine, is currently recommended as standard of care for 1st line therapy for HER2+ metastatic gastric, or GEJ adenocarcinoma according to NCCN guidelines (NCCN Guidelines Version 5.2021 Gastric Cancer). Other drug candidates or novel combinations being developed in HER2+ gastric cancer include pembrolizumab in combination with trastuzumab and chemotherapy (Merck & Co, KEYNOTE-811), which received accelerated approval in the United States as 1st line therapy in May 2021, trastuzumab deruxtecan (Daiichi Sankyo/AstraZeneca, DESTINY-Gastric01, -Gastric02 and -Gastric03), an anti-HER2 ADC which was approved in the United States as 2L therapy in January 2021, margetuximab, an anti-HER2 antibody, in combination with a checkpoint inhibitor, with or without chemotherapy (MacroGenics, MAHOGANY), ALX148, an anti-CD47 antibody, in combination with trastuzumab, ramucirumab and paclitaxel (ALX Oncology, ASPEN-06 ), and Zanidatamab ZW25, a bispecific HER2/HER2 antibody (Zymeworks), among others. There are also other non-HER2 targeted drug candidates or combinations being developed more broadly, which may or may not overlap with drug candidates being developed in a HER2+ patient population.
At least two companies have publicly disclosed a competitor HER2 and 4-1BB bispecific program. MacroGenics presented data on a HER2 and 4-1BB bispecific during their R&D day on December 13th, 2016. In addition to MacroGenics, other companies have also disclosed 4-1BB-based bispecific drug candidates. Yuhan Corporation and ABL Bio presented a poster on a HER2 and 4-1BB bispecific (ABL105/ YH3236) at AACR 2020.
PRS-344/S095012
PRS-344/S095012 is bispecific Anticalin-antibody fusion protein targeting 4-1BB and PD-L1. Similar to cinrebafusp alfa, PRS-344/S095012 is designed to promote 4-1BB clustering by bridging 4-1BB-positive T cells with, in the case of PRS-344/S095012, PD-L1-positive tumor cells, and to thereby provide a co-stimulatory signal to tumor antigen-specific T cells. Furthermore, the direct PD-L1- targeting activity of PRS-344/S095012 may provide an additional therapeutic benefit by checkpoint blockade. Multiple companies have publicly disclosed competing 4-1BB and PD-L1 bispecific programs, including, for example, Genmab in collaboration with BioNTech (GEN1046), Incyte in collaboration with Merus (MCLA-145), Inhibrx in collaboration with Elpiscience (INBRX-105), F-star (FS-222), Numab in collaboration with CStone (NM21-1480), ABL Bio in collaboration with I-MAB (ABL503), Antengene (ATG-101), among others. GEN1046, MCLA-145, INBRX-105, NM21-1480, FS-222, ABL 503 and ATG-101 are currently in clinical development.
PRS-220
In addition to the currently approved drugs, Ofev (nintedanib) and Esbriet (pirfenidone), there are multiple other programs in development for the treatment of IPF. The majority of these programs are at an early stage and include a variety of targets. There is one competing program targeting CTGF in phase III clinical development, pamrevlumab (Fibrogen), an antibody administered by intravenous infusion. Besides pamrevlumab, there are further programs targeting CTGF at an early stage of development. Other late-stage competitors include tyvaso (United Therapeutics, inhaled formulation of treprostinil sodium) and PRM-151 (Roche, rhPTX-2), which are currently being tested in phase III clinical trials. Furthermore, a number of competing programs are in phase II clinical development, such as GB-0139 (Galecto, galectin-3), BMS-986278 (Bristol-Myers Squibb, LPA1), CC-539 (Bristol-Myers Squibb, JNK1), PLN-74809 (Pliant Therapeutics, avbeta1/avbeta 6) and setanaxib (GenKyoTex, NOX1/4). Whereby the first listed program is administered by inhalation and the subsequent programs are administered orally. Additionally, to the previously stated competitors, there are several other programs that are being developed for the treatment of IPF.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely and expect to continue to rely on third-party contract manufacturer organizations, or CMOs, for the manufacture of our drug candidates for larger scale preclinical and clinical testing, as well as for commercial quantities of any drug candidates that may be approved for marketing.
We currently rely on multiple CMOs for all of our clinical supplies, including drug substances and finished drug products, and label and packaging for our preclinical research and clinical trials, including the phase 2a studies for PRS-060/AZD1402, the phase 2 studies for cinrebafusp alfa, the phase 1 study for PRS-344/S095012, and the planned phase 1 study for PRS-220.
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
We do not have any current contractual relationships for the manufacture of commercial supplies of any of our drug product candidates if they are approved. We intend to enter into agreements with a CMO and one or more back-up manufacturers for the commercial production of our product candidates as they near potential approval.
Any drug products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with the FDA’s cGMP requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our CMOs.
We believe that PRS-060/AZD1402, cinrebafusp alfa, PRS-344/S095012, PRS-220 and our other Anticalin-branded drug candidates can be manufactured in reliable and reproducible biologic processes from readily available starting materials. PRS-060/AZD1402 is produced using a bacterial expression system similar to those that have been used in the past for the production of other proteins and which systems are widely used in the industry. Cinrebafusp alfa, PRS-344/S095012 and PRS-220 are produced using mammalian expression systems similar to those systems that are widely used in the industry for the production of antibodies. We believe that the manufacturing process is amenable to scale-up and will not require unusual or expensive equipment. We expect to continue to develop, on our own or with our collaborators, drug candidates that can be produced cost-effectively at contract manufacturing facilities.
Intellectual Property and Exclusivity
Our commercial success depends in part on our ability to obtain and maintain exclusivity of our proprietary Anticalin-based technologies through intellectual property protection for our drug candidates, libraries of different protein scaffolds and consensus sequences, the fundamental Anticalin platform technology, including novel therapeutic and diagnostic discoveries, as well as other proprietary know-how and trade secrets, and to operate without infringing on the intellectual property rights of others.
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
In applicable jurisdictions, such as the United States, we will seek patent term extensions for certain issued patents of ours. If we obtain marketing approval for our drug candidates in the United States or certain jurisdictions outside of the United States, we may be eligible for regulatory protection, such as 4 years of data exclusivity and 12 years of market exclusivity for new biological entities in the United States and as mentioned below, up to five years of patent term extension potentially available in the United States, eight to 11 years of data and marketing exclusivity potentially available for new drugs in the European Union, up to five and a half years of patent extension in Europe (supplemental protection certificate) and eight years of exclusivity, similar to data exclusivity in the United States, potentially available in Japan under its re-examination system. There can be no assurance that we will qualify for any such regulatory exclusivity or that any such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies. See “Government Regulation.”
We hold issued patents and pending patent applications in the United States and other foreign jurisdictions, which patents are related to libraries of different scaffolds and consensus sequences such as human apolipoprotein D, human NGAL and human tear lipocalin, and are expiring or expected to expire between 2022 and 2030, subject to any patent term adjustments and terminal disclaimers in the United States. We also own a number of patents and patent applications at various stages of prosecution directed towards compositions of matter and in some cases, formulations or methods of use, of our preclinical and clinical drug candidates. Where possible, we will pursue patent term adjustments in the United States and any applicable foreign jurisdictions.
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
We hold a number of issued patents and pending patent applications in the United States and foreign jurisdictions directed to newly-discovered or improved scaffold libraries of lipocalin muteins, compounds derived therefrom (i.e., specific drug candidates) or the uses of such compounds to treat, prevent and mitigate certain diseases and conditions whose pathological development involve the targets of interest as well as to diagnose, prognose and select treatments for the diseases and conditions. We would expect that these patents and any patents that may issue from pending applications would likely expire between 2029 and 2042 without taking into account possible patent term adjustments or other extensions. However, any and all of these pending patent applications may not result in issued patents, and not all issued patents may be maintained in force for their entire term. We are actively pursuing intellectual property protection for our IO drug candidates in key global markets that, if granted, could expire as late as 2042 or later depending on the date of the filing of such patent applications.
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
Strategic Partnerships and Other License Agreements
Since inception, we have entered into several strategic partnerships and other license or option agreements to complement our drug discovery and development. Specifically, we have entered into strategic partnerships with Servier, AstraZeneca, Seagen and Genentech, or collectively, the Strategic Partnerships, and other non-strategic license agreements or collectively, the License Agreements. Under the Strategic Partnerships and License Agreements, we have developed and conducted or will develop and conduct selection and screening of drug candidates, as well as in vitro potency and efficacy testing, using our Anticalin-brand drug discovery platform, our Anticalin libraries and other proprietary methods to generate, identify and characterize drug candidates against certain biological targets associated with several diseases. The current Strategic

Partnerships have provided us with approximately $172.2 million in cash from upfront and milestone payments through December 31, 2021. With respect to discontinued agreements, we have no ongoing performance obligations and do not expect to receive any significant additional consideration pursuant to those agreements.
Under our ongoing Strategic Partnerships and License Agreements, our partners are obligated to use commercially reasonable efforts to develop and commercialize drug candidates identified in the course of the collaboration. We are entitled to receive from our partners’ research, development and regulatory milestone payments and, in some cases, including in the Servier, AstraZeneca, Seagen and Genentech collaborations, royalties on net sales for products developed and commercialized under these collaborations. With respect to most of our Strategic Partnerships, we have commercial rights, including the option to co-develop, co-commercialize or co-promote one or more therapeutic programs with the applicable partners. We plan to continue to actively seek out additional collaboration partners that fit within our corporate development strategy.
The Strategic Partnerships represent our cornerstone collaborations in our key therapeutic areas of respiratory diseases and IO and include co-development and co-commercialization options. Certain terms and conditions of these Strategic Partnerships are summarized below.
Our collaboration with AstraZeneca
On May 2, 2017, we entered into the AstraZeneca Collaboration Agreement and a Non-exclusive Anticalin Platform Technology License Agreement with AstraZeneca, or the AstraZeneca Platform License, collectively referred to as the AstraZeneca Agreements, which became effective on June 10, 2017, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the AstraZeneca Agreements the parties will advance several novel inhaled Anticalin proteins. On March 29, 2021, we entered into the first amendment to the Non-exclusive Anticalin Platform License Agreement dated May 2, 2017 and the second amendment to the License and Collaboration Agreement dated May 2, 2017. Under the amendments, the parties agreed to restructure certain commercial economics for the PRS-060/AZD1402 program by adjusting various milestones and royalty provisions, while fundamentally maintaining the overall value split between AstraZeneca and the Company. In connection with the amendments, we entered into a Subscription Agreement pursuant to which we have agreed to issue to AstraZeneca 3,584,230 shares of our common stock for a total purchase price of $10.0 million in a private placement transaction.
Under the AstraZeneca Agreements, we received an upfront, non-refundable payment of $45.0 million. In addition, we initiated a phase 1 study for PRS-060/AZD1402, or the AstraZeneca Lead Product, in December 2017 for which we received a $12.5 million milestone payment. In March 2021, we achieved a $13.0 million milestone in connection with the initiation of the phase 2a study for this program. We are also eligible to receive research, development, commercial and sales milestone payments and royalty payments. The total potential milestones, as of December 31, 2021, are categorized as follows: research, development and commercial milestones up to $1.1 billion and sales milestones up to $4.3 billion. We may receive tiered royalties on sales of potential products commercialized by AstraZeneca and for co-developed products and gross margin share of worldwide sales, depending on our level of committed investment.
The term of each of the AstraZeneca Agreements ends upon the expiration of all of AstraZeneca’s payment obligations under such AstraZeneca Agreement. The AstraZeneca Collaboration Agreement may be terminated by AstraZeneca in its entirety for convenience beginning 12 months after its effective date upon 90 days’ notice or, if we have obtained marketing approval for the marketing and sale of a product, upon 180 days’ notice. Each program may be terminated at AstraZeneca’s option; if any program is terminated by AstraZeneca, we will have full rights to such program. The AstraZeneca Collaboration Agreement may also be terminated by AstraZeneca or us for material breach upon 180 days’ notice of a material breach (or 30 days with respect to payment breach), provided that the applicable party has not cured such breach by the permitted cure period (including an additional 180 days if the breach is not susceptible to cure during the initial 180-day period) and dispute resolution procedures specified in the AstraZeneca Collaboration Agreement have been followed. Each party may also terminate an AstraZeneca Agreement if the other party challenges the validity of patents related to certain intellectual property licensed under such AstraZeneca Agreement, subject to certain exceptions for infringement suits, acquisitions and newly-acquired licenses. The AstraZeneca Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances be terminated on a product-by-product and/or country-by-country basis. The AstraZeneca Platform License will terminate upon termination of the AstraZeneca Collaboration Agreement, on a product-by-product and/or country-by-country basis.
Our collaboration with Servier
On January 4, 2017, we entered into the Servier Collaboration Agreement and a non-exclusive Anticalin platform license agreement with Servier, or the Servier Platform License, collectively referred to as the Servier Agreements. Pursuant to the terms of the Servier Agreements, we, along with Servier, initially pursued five bispecific therapeutic programs. In September 2019, Servier notified the Company of its decision to discontinue co-development of PRS-332, a PD-1-LAG-3 bispecific that served as the initial development program under the Pieris-Servier alliance, for strategic reasons. After having conducted an extensive portfolio review, Servier decided in March 2020 to focus on continued and accelerated development of the two most advanced programs, PRS-344/S095012 and PRS-352, and to discontinue development of two earlier-stage programs in the collaboration.
Under the Servier Agreements, we received an upfront payment of €30.0 million (approximately $32.0 million) and have achieved two preclinical milestones related to PRS-344/S095012 as well as one clinical milestone related to PRS-344/S095012 and one preclinical milestone related to PRS-352. We may also receive additional development-dependent and commercial milestone payments for each program. The total development, regulatory and sales-based milestone payments to us, as of December 31, 2021, could exceed €210.0 million during the life of the collaboration and are dependent on the final number of projects pursued and the number of co-development options exercised by us. We will share preclinical and clinical development costs for each co-developed program with Servier. In addition, we will be entitled to receive tiered royalties up to low double digits on the sales of commercialized products in the Servier territories.
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
Under the terms of the Seagen Agreements, Seagen paid us a $30 million upfront fee and will pay tiered royalties on net sales up to the low double-digits. Additionally, Seagen will pay us up to $1.2 billion in total success-based payments, as of December 31, 2021, across three product candidates. The companies will pursue multiple Anticalin-antibody fusion proteins during a research phase, and Seagen has the option to select up to three therapeutic programs for further development. On March 25, 2021 we announced an amendment to the Seagen Collaboration Agreement whereby our option to co-develop and co-commercialize the second of three programs in the collaboration was converted to a co-promotion option for one of the three programs in the United States, with Seagen solely responsible for the development and overall commercialization of that program. We will be entitled to increased royalties in the event that we choose to exercise the co-promotion option for that program. As a result of this amendment, Seagen will solely develop, fund and commercialize all three programs. Seagen may also decide to select additional candidates from the initial research phase for further development in return for the payment to us of additional fees, milestone payments and royalties.
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
In June 2020, we and Seagen entered into amendments to the Seagen Agreements, or together, the Amendment. The Amendment extended the deadline for Seagen to nominate a second and third antibody target and triggered a $5.0 million milestone payment due from Seagen as Seagen made a go decision on the first collaboration product.
In addition to the March 2021 second amendment to the Seagen Collaboration Agreement, we entered into a clinical trial and supply agreement with Seagen to evaluate the safety and efficacy of combining our cinrebafusp alfa with Seagen’s TUKYSA®

(tucatinib), a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of the phase 2 study. Finally, as part of this transaction, we entered into a subscription agreement pursuant to which we agreed to issue to Seagen 3,706,174 shares of our common stock for a total purchase price of $13.0 million, or $3.51 per share, in a private placement transaction.
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
Our collaboration with Boston Pharmaceuticals
On April 24, 2021, we and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an exclusive product license agreement, or the BP Agreement, to develop PRS-342, a 4-1BB/GPC3 preclinical immuno-oncology Anticalin-antibody bispecific fusion protein.
Under the terms of the BP Agreement, Boston Pharmaceuticals exclusively licensed worldwide rights to PRS-342. We received an upfront payment of $10.0 million and are further entitled to receive up to $352.5 million in development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of PRS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the BP Agreement or a change of control of Boston Pharmaceuticals. We will also contribute up to $4.0 million toward manufacturing activities.
The term of the BP Agreement ends upon the expiration of all of Boston Pharmaceuticals’ payment obligations thereunder. The BP Agreement may be terminated by Boston Pharmaceuticals in its entirety for convenience beginning nine months after its effective date upon 60 days’ notice or, for any program under the BP Agreement which has received marketing approval, upon 120 days’ notice. If any program is terminated by Boston Pharmaceuticals, we will have full rights to continue such program. The BP Agreement may also be terminated by Boston Pharmaceuticals or us for an uncured material breach by the other party upon 180 days’ notice (60 days in the case of non-payment of undisputed amounts due and payable), subject to extension for an additional 180 days in certain cases and subject, in all cases, to dispute resolution procedures. The Agreement may also be terminated due to the other party’s insolvency. We may also terminate the BP Agreement if Boston Pharmaceuticals challenges the validity of any patents licensed under the BP Agreement, subject to certain exceptions.
We do not have any obligations to assist in the research and development efforts of Boston Pharmaceuticals under the BP Agreement. However, we have an obligation to fund up to $4.0 million in costs, including out-of-pocket costs incurred by Boston Pharmaceuticals, in connection with the manufacture of products under the BP Agreement. The arrangement with Boston Pharmaceuticals provides for the transfer of the following: (i) exclusive license of PRS-342, (ii) non-exclusive Pieris platform license, (iii) initial know-how, (iv) product cell line license, and (v) materials (as each such term is defined under the BP Agreement).

Our collaboration with Genentech
On May 19, 2021, we and Genentech, Inc., or Genentech, entered into a Research Collaboration and License Agreement, or the Genentech Agreement, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies that leverage the Company’s proprietary Anticalin technology. Upon signing the Genentech Agreement, Genentech paid the Company a $20 million upfront fee. In addition, we may be eligible to receive up to approximately $1.4 billion in additional milestone payments across multiple programs, as well as tiered royalty payments on net sales at percentages ranging from the mid-single to low double-digits, subject to certain standard reductions and offsets.
Under the terms of the Genentech Agreement, we will be responsible for discovery and preclinical development of two initial programs. We will be responsible for research activities following target nomination through the late-stage research go decision. We and Genentech will then collaborate on drug candidate characterization until the development go decision. After the development go decision, Genentech will be responsible for pursuing the preclinical and clinical development of each program, and thereafter, the commercialization efforts. Each party will be responsible for the costs incurred to perform their respective responsibilities. Genentech has an option to expand the collaboration to encompass two additional programs with the payment of a $10 million fee per additional program. If Genentech exercises its option to start additional programs, payment to us of additional fees, milestone payments and royalties would result.

Unless earlier terminated, the term of the Genentech Agreement continues until no royalty or other payment obligations are or will become due under the Genentech Agreement. The Genentech Agreement may be terminated (i) by either party based on insolvency or breach by the other party and such insolvency proceeding is not dismissed or such breach is not cured within 90 days; or (ii) after nine months from the effective date of the Genentech Agreement, by Genentech as a whole or on a product-by-product and/or country-by-country basis upon 90 days’ prior written notice before the first commercial sale of a product or upon 180 days’ prior written notice after the first commercial sale of a product.
While the Genentech Agreement allows for up to four research programs, only two research programs are initially identified and committed in the Genentech Agreement. To reach a total of up to four research programs, we have granted Genentech options to nominate an additional two collaboration targets of their choosing, subject to the legal availability of the target to be researched. Genentech will have three years after the effective date to nominate the subsequent targets. We have also granted Genentech options to replace any of the collaboration targets identified with another target. However, at no point will there be more than four identified collaboration targets for which there are ongoing research programs.
The arrangement with Genentech provides for the transfer of the following goods or services: (i) exclusive research and commercial license for the collaboration programs, (ii) a non-exclusive platform improvement license, (iii) research and development services, (iv) participation in a governance committee, and (v) replacement target options on the first two programs upon a screening failure, which were assessed as material rights.
In-License Agreements
In addition to the Strategic Licenses and Other License Agreements, we have in-licensed a number of technologies and therapeutics, hereinafter referred to as the In-License Agreements, to advance our pipeline and programs, some of which are described below.
TUM License
On July 4, 2003, we entered into our TUM License which was subsequently renewed and amended on July 26, 2007. The TUM License established a joint research effort led by Professor Arne Skerra, Chair of Biological Chemistry of TUM, to optimize Anticalin technologies for use in therapeutic, prophylactic and diagnostic applications and as research reagents, and to gain fundamental insights in lipocalin scaffolds. We provided certain funding for TUM research efforts performed under the agreement. The research phase of this collaboration ended on February 28, 2013.
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
Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has recently begun enforcing those requirements against non-compliant clinical trial sponsors.
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

Marketing application submission and FDA review
Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Our Anticalin-based product candidates are proteins that will be regulated as biological products subject to the BLA marketing pathway. BLA in particular must contain proof of the biological product candidate’s safety, purity, potency and efficacy for its proposed indication or indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. Under federal law, the fee for the submission of an NDA or BLA is substantial (for example, for FY2022 this application fee exceeds $3.1 million), and the sponsor of an approved NDA or BLA is also subject to an annual program fee, currently more than $369,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances.
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
The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and that the facility (or facilities) in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the NDA or BLA addressing all of the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Pediatric exclusivity
Pediatric exclusivity is a type of non-patent marketing exclusivity available in the United States and, if granted, it provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity or listed patents. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a Written Request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The issuance of a Written Request by the FDA does not require the sponsor to undertake the described studies.
Reference product exclusivity for biological products
In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. To date, the FDA has approved a number of biosimilars, including the first interchangeable monoclonal antibody biosimilar in 2021, and numerous biosimilars have been approved in Europe. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilars.
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
A reference biological product is granted 12 years of market exclusivity from the time of first licensure of the product, and the first approved interchangeable biologic product will be granted an exclusivity period of up to one year after it is first commercially marketed. If pediatric studies are performed and accepted by the FDA as responsive to a Written Request, the 12-year exclusivity period will be extended for an additional six months. In addition, the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a supplement for the reference product for a subsequent application filed by the same sponsor or manufacturer of the reference product (or licensor, predecessor in interest or other related entity) for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.
The BPCIA is complex and is still being interpreted and implemented by the FDA and by federal judges. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA is subject to significant uncertainty.
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
Regulation outside of the United States
In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the 28-member European Union, before we may commence clinical trials or market products in those countries or areas. With the United Kingdom withdrawal from the European Union on January 31, 2020, UK licensing decisions will be transferred from EMA to The Medicines and Healthcare Products Regulatory Agency, or MHRA, the UK Regulatory Body. For a period of two years following January 1, 2021, the UK will continue to adopt decisions taken by the European Commission on the approval of new marketing authorizations. However, companies will be required to submit an identical application to the MHRA upon the Medicinal Products for Human Use, or CHMP, positive opinion of the application. The MHRA will then wait for the European Commission decision on approval. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.
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
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted and it became effective on January 31, 2022. The Clinical Trials Regulation will be directly applicable in all of the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal” or Clinical Trial Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
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
•the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare, Medicaid or the Children's Health Insurance Program to report, on an annual basis, to the Department of Health and Human Services, or DHHS, information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by nongovernmental third-party payors, including private insurers.
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
Notably, in November 2020, the DHHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the health care industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.
Health care reform in the United States and potential changes to health care laws
The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and device provisions that build on the Cures Act. Furthermore, the next FDA reauthorization package is currently being negotiated and is due to be finalized by Congress in 2022, while several other FDA-related changes are also being proposed in Congress, including within a “Cures 2.0” bill that is likely to have bipartisan support. If we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
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
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and as a result certain sections of the Affordable Care Act have not been fully implemented or effectively repealed. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the Affordable Care Act when it dismissed a legal challenge to the law’s constitutionality. Further legislative and regulatory changes under the Affordable Care Act remain possible, although the new federal administration under President Biden has signaled that it plans to build on the Affordable Care Act and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.
In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act that affect health care expenditures. There also has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biologic products. For example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to DHHS beginning on January 1, 2022, subject to enforcement via civil money penalties.
As another example, on December 20, 2019, former President Trump signed the Further Consolidated Appropriations Act for 2020 into law (P.L. 116-94) that includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 or the “CREATES Act.” The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic and biosimilar product developers access to samples of brand products. Because generic and biosimilar product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic and biosimilar products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic or biosimilar product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic and biosimilar product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate PBMs and other members of the health care and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area.
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
Rule 12b-2 of the Exchange Act establishes a class of company called a “smaller reporting company,” which effective September 10, 2018, was amended to include companies with a public float of less than $250 million as of the last business day of their most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available. For the year ended December 31, 2021, we qualify as a smaller reporting company.
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
Headcount Data
As of December 31, 2021, we had 124 full-time employees and 17 permanent part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our corporate headquarters is located in Boston, MA and our R&D facility is located in Hallbergmoos, Germany. As such, 25, or 17.7%, of our employees were located in the United States and 116, or 82.3%, of our employees were located in Germany. We also utilize the services of consultants, clinical research organizations and other third parties on a regular basis from locations across the world.
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
Diversity and Inclusion
Ingrained in our culture is the philosophy that each individual offers diverse perspectives, backgrounds and experiences that create great outcomes when we are united as a team. We respect our people and embrace our differences. We welcome everyone and value the ideas generated by our collective uniqueness. We aspire that all of our teammates reach their full potential and we encourage them to be confident in their differences. As of December 31, 2021, approximately 60% of our global workforce was female and 43% of our employees in managerial or supervisory roles were female.
Employee Development and Training

We invest significant resources in developing and retaining the talent needed to achieve our business goals. To support our employees in reaching their full potential, we offer internal and promote external learning and development opportunities. Education assistance is offered to financially support employees who seek to expand their knowledge and skill base.
Response to COVID-19
Beginning in March 2020 and continuing through all of 2021, we have supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure and behavior modification and enforcement effort, with the main objective to keep our laboratories in operation while protecting our employees’ health and safety:
•Establishing clear and regular COVID-19 policies, safety protocols and weekly updates to all employees;
•Increasing physical distancing in workspaces for employees working onsite by scheduling adjustments and adding work from home flexibility;
•Adjusting attendance policies to encourage those who are sick or are able to perform their work from home to stay home;
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
•Our business has been and may continue to be adversely affected by the ongoing coronavirus pandemic.
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
•We rely and expect to continue to rely completely on third parties to formulate, manufacture, and transport our preclinical, clinical trial and commercial drug supplies. The development and commercialization of any of our drug candidates could be stopped, delayed or made less profitable if those third parties fail to provide us with sufficient quantities of such drug supplies or fail to do so at acceptable quality levels, including in accordance with applicable regulatory requirements or contractual obligations, and our operations could be harmed as a result.
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
•If we breach any of the agreements under which we license from third parties the intellectual property rights or commercialization rights to our drug candidates, particularly our license agreements with TUM and Kelun, we could lose license rights that are important to our business and our operations could be materially harmed.
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
•We have broad discretion in how we use our cash, cash equivalents and investments, including the net proceeds from our collaborations, public and private securities offerings, and may not use these financial resources effectively, which could affect our results of operations and cause our stock price to decline.
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
We are a clinical-stage biopharmaceutical company. To date, we have not generated any commercial sales revenue, are not profitable, and have incurred losses since our inception in 2001. For the years ended December 31, 2021 and 2020, we reported net loss of $45.7 million and $37.2 million, respectively. As of December 31, 2021, we had an accumulated deficit of $257.1 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our drug candidates and the commercialization of approved products, if any.

We are currently focused primarily on the development of our respiratory and IO programs. We have collaborations with major multi-national pharmaceutical companies. In particular, we have alliances with AstraZeneca and Genentech to treat respiratory diseases, with Genentech also in ophthalmology and with Servier, Seagen, and Boston Pharmaceuticals in IO. Our partner AstraZeneca is currently in phase 2a studies of PRS-060/AZD1402, our lead respiratory drug candidate, in multiple countries. Our IO program includes our lead IO drug candidate, cinrebafusp alfa, which is currently in phase 2 studies, as well as PRS-344/S095012 in partnership with Servier, which is currently in phase 1 studies. Together these programs will result in our continued incurrence of significant research, development and other expenses and resources. If our research and development efforts, including preclinical studies or clinical trials for any of our drug candidates fail or produce unsuccessful results and those drug candidates do not gain regulatory approval, or if any of our drug candidates, if approved, fail to achieve market acceptance, we may never become profitable. In addition, the failure of one drug candidate or program may have an adverse impact on other drug candidates and programs within our class of Anticalin-based therapies. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
We will require additional capital for the further development and commercialization of our drug candidates and programs, and may need to raise additional funds sooner than we currently anticipate if we choose to and are able to expand more rapidly than we currently anticipate. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance, expand and monitor the performance of our preclinical and clinical programs, such as PRS-060/AZD1402, cinrebafusp alfa, PRS-220 and PRS-344/S095012, as well as additional programs that we advance through preclinical development and into the clinic and whose performance we monitor. In addition, if we obtain regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to regulatory requirements, product manufacturing, marketing, sales and distribution.

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
If we obtain capital through collaborative or licensing arrangements, these arrangements could require us to relinquish rights to our Anticalin-based technology or drug candidates and could result in receipt of only a portion of the revenues associated with the potential commercialization of our partnered drug candidates.
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
We were formed in 2001, and since that time our focus has been on discovery of Anticalin-brand drug candidates. We are currently conducting clinical development of PRS-060/AZD1402, in partnership with AstraZeneca, cinrebafusp alfa, and PRS-344/S095012, in partnership with Servier, and we are also advancing other drug candidates through preclinical development with the intention of initiating additional clinical-stage programs. In addition to our focus on respiratory diseases and IO, we are also exploring additional indications that may be suitable for Anticalin-based therapies. Our drug candidates are in the early stages of development, have not obtained marketing approval, have never generated any revenue from sales and will require extensive testing before commercialization. We have limited experience with clinical-stage operations, including manufacturing required to support clinical activities and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. In addition, the early-stage nature of our drug discovery and development operations can only provide limited operating results upon which investors can evaluate our business and prospects.
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
Our business is subject to certain risks associated with doing business globally. One of our growth strategies is to pursue opportunities for our business in several areas of the world, including the United States, Europe (including Germany), Asia and Australia, any or all of which could be adversely affected by the risks set forth below. Accordingly, we face significant operational risks as a result of doing business internationally, such as:

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
•economic weakness, including inflation, or rapid changes in government, economic and political policies and conditions, political or civil unrest or instability, economic or trade sanctions, closure of markets to imports, terrorism or epidemics and other similar outbreaks or events;
•compliance with a wide variety of complex foreign laws, treaties and regulations;
•compliance with the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption and anti-bribery laws;
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

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations or our cash flows. Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Our reporting currency is the U.S. dollar, however, 79% of our operating expenses and all of our revenues are recorded in non-U.S. entities. As such, our financial statements are translated for reporting purposes as follows: (1) asset and liability accounts at year-end rates, (2) income statement accounts at weighted average exchange rates for the year and (3) stockholders’ equity accounts at historical rates. Corresponding translation gains or losses are recorded in stockholders’ equity.
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
As we continue to operate and enter into agreements and arrangements in the United States, Germany, Australia and elsewhere internationally, our exposure to currency risks will increase. We do not manage our foreign currency exposure in a manner that would eliminate the effects of changes in foreign exchange rates. Therefore, changes in exchange rates between these foreign currencies and the U.S. dollar will affect our revenues and expenses and could result in exchange losses in any given reporting period.
Given the volatility of exchange rates, especially as a result of ongoing developments of the COVID-19 pandemic, we can give no assurance that we will be able to effectively manage our currency transaction risks or that any volatility in currency exchange rates will not have an adverse effect on our results of operations.
We are subject to anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.
Our operations are subject to anti-corruption laws, including the FCPA, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted.
We are also subject to other laws and regulations governing our international operations, including regulations administered by the government of the United States, the United Kingdom and authorities in the European Union, such as applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws.
There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the FCPA, or other legal requirements, including Trade Control laws. If we are not in compliance with the FCPA and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the FCPA, other anti-corruption laws or Trade Control laws by U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.
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
We are subject to a variety of regulations regarding worker health and safety in the United States, the European Union (Germany), Australia and in the countries where our technology and potential products are licensed or may be sold. These regulations may continue to change due to the ongoing developments of the COVID-19 pandemic. Because our technology and potential products may frequently involve the manufacture or use of certain chemical or biological compounds, we are required to certify their safety for industrial use and development in a variety of countries and contexts. As there has not been sufficient testing to determine the long-term health and environmental risks of our Anticalin-based drug candidates and the materials used in the production of such drug candidates and any future products, future regulations may ban the use of our products due to the potential risk they pose to workers or may limit the use of our drug candidates in research and commercial settings. Any such regulations may have a substantial negative impact on our business and revenues and may cause our business to fail. Because we cannot guarantee the long-term safety of use or exposure to materials used during development or manufacture of our products, we may face liability for health risks or harms caused as a result of developing, manufacturing or other processes that use such materials. Any such claims may have a negative impact on our revenues and may prove substantially disruptive to our business in the future.

We may be limited in our use of our net operating loss carryforwards.
As of December 31, 2021, we had net operating loss carryforwards for United States federal income tax purposes of $33.1 million and net operating loss carryforwards for state income tax purposes of $37.4 million. Tax loss carryforwards that were generated prior to December 31, 2017 expire through 2037; U.S. federal tax loss carryforwards generated after that date do not expire. State loss carryforwards expire starting in 2035. In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected. We completed a Section 382 study through December 31, 2020. Based on the study, we underwent an ownership change for Section 382 purposes which occurred in February 2018. As a result of the ownership change, our net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to result in any of the impacted net operating loss and tax credit carryforwards to expire unutilized. Any net operating losses or tax credits generated after the February 2018 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax.
As of December 31, 2021, we had German corporate income tax and trade tax net operating loss carryforwards of approximately $154.8 million and $153.9 million, respectively, which may be used to reduce our future taxable income in Germany. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) by $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.
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

We are also vulnerable to accidents, electrical blackouts, labor strikes, terrorist activities, war, natural disasters, adverse public health events and other events beyond our control, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of all of such events and do not have an applicable recovery plan in place. Any disruption to our operations or the operations of our collaborators or suppliers from these kinds of events would likely impact our drug development efforts, operating results and our financial condition. With respect to potential impacts of the ongoing novel coronavirus pandemic, see “The COVID-19 pandemic and its emerging variants, or any future pandemic, could adversely affect our business, including research, clinical trials, supply chain interruptions and financial condition.”

As another example, certain clinical development activities related to our partnered phase 2a study of PRS-060/AZD1402 are located in Ukraine, which is currently being invaded by Russia. This invasion and military conflict could materially disrupt clinical development efforts and may disrupt future planned clinical development activities in the country. Although the length and impact of this military action is highly unpredictable, clinical trial sites in Ukraine could suspend or terminate trials, and patients could be forced to evacuate or voluntarily choose to relocate far from clinical trial sites, making them unavailable for further dosing or necessary follow-up. Our partner may be unable, in a timely manner, to identify and secure alternative sites to fulfill the clinical trial activities we had planned to undertake in Ukraine. If our clinical trials are interrupted or delayed, there may be insufficient data to support regulatory approvals of PRS-060/AZD1402, and data-read outs for the program as well as any commercialization may be delayed, which could reduce our potential revenue and hurt the competitive position of our product candidate. Any such disruptions to the development of PRS-060/AZD1402, one of our core clinical-stage programs, could have a material adverse impact on our ability to raise additional capital.
In addition, certain of our development efforts, particularly those related to the phase 2 study of PRS-060/AZD1402, which is being conducted in Australia, in addition to multiple other countries, are located in geographical areas that are known to be prone to certain natural disasters and weather events, including wildfires. In 2019 and 2020, dozens of wildfires erupted in New South Wales, Australia, prompting the government of Australia to declare a state of emergency. Should such a natural disaster that causes disruption to our development efforts occur again in Australia or elsewhere, thereby impeding our ability or the ability of our collaborators to timely conduct our clinical trials, our ability to conduct our business could be severely restricted and our business, clinical development efforts, prospects, and results of operations could be adversely affected as a result. The extent to which any natural disaster may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.
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

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and in recent years there has been an increasing focus on privacy and data security issues. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, in January of 2020, the California Consumer Privacy Act, or CCPA, went into effect, which marked the first U.S. state to adopt comprehensive privacy legislation. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for California residents, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in November of 2020, and certain provisions are effective as of January 1, 2022, with full effectiveness as of 2023. The CPRA significantly modifies the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expensed enforcement authority. Virginia and Colorado enacted similar data protection laws in 2021, which will take effect in 2023, and other U.S. states have proposals under consideration, increasing the regulatory compliance risk.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations.

On May 25, 2018, the GDPR went into effect, implementing a broad data protection framework that expanded the scope of EU data protection law, including to non-EU entities that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR sets out a number of requirements that must be complied with when handling the personal data of EU based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). For example, we are subject to the GDPR and the German federal data privacy law, the Bundesdatenschutzgesetz, and we are subject to the regulatory authority of the Bavarian data protection authority, the BayLDA. As the EU states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogation from the GDPR are introduced.

We are also subject to evolving EU laws on data export, because we transfer data outside of the EU to ourselves or third parties. The GDPR only permits exports of data outside of the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business future actions of EU data protection authorities are difficult to predict at the early date. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. If we become liable under laws or regulations applicable to us, we may be required to pay significant fines and penalties, our reputation may be harmed, and we may be forced to change the way we operate. That could require us to incur significant expenses, which could significantly affect our business.

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

Significant disruptions of our information technology systems, or those of our third-party vendors or business partners, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, including the imposition of significant fines, penalties, or other liability for any noncompliance with certain privacy and data security laws. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, our liability insurance may not be sufficient in type or amount to cover us against costs of or claims related to security breaches, cyber-attacks and other related breaches. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, or litigation.

U.S. tax legislation and future changes to applicable U.S. or foreign tax laws and regulations may have a material adverse effect on our business, financial condition and results of operations.

We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in laws and policy relating to taxes or trade may have an adverse effect on our business, financial condition and results of operations. This Annual Report on Form 10-K does not discuss any such tax legislation or changes to tax laws and regulations, or the manner in which it might affect us or purchasers of our securities. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our securities.
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

Inadequate funding for or other adverse actions taken by the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent our product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business rely, which could negatively impact our business.
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
During the global response to the COVID-19 pandemic, moreover, there have been strategic redeployments of government resources to priority projects, including FDA and EMA resources and staff, which have affected routine and for-cause manufacturing inspections and could have an impact on the timeline for review and approval of new marketing applications.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown or slowdown occurs, it could significantly affect the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or slowdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Drug candidates interfering with the function of type 2 helper T cells, or Th2, the biological pathway for PRS-060/AZD1402, and thus anticipated to compete with PRS-060/AZD1402, include those that are being developed or commercialized by Sanofi/Regeneron (dupilumab), GSK (mepolizumab), Teva (reslizumab), AstraZeneca (benralizumab, IL-5Rα), Connect Biopharma (CBP-201) and Amgen/AstraZeneca (tezepelumab). Drugs targeting immunomodulatory targets and thus anticipated to compete with our IO programs include those that are currently marketed by Bristol-Myers Squibb (ipilimumab and nivolumab), Merck & Co (pembrolizumab), Roche (atezolizumab), Merck Serono/Pfizer (avelumab) and AstraZeneca (durvalumab), among others and drug candidates being developed by Bristol-Myers Squibb (for example, urelumab), Pfizer (for example, utomilumab) and other clinical stage drug candidates also compete with our proprietary and partnered IO programs. Additionally, a number of other companies, such as Amgen, Affimed, Macrogenics, Daiichi Sankyo, F-star, Inhibrx, Molecular Partners, Xencor, Immunocore and Zymeworks, also are pursuing multispecific or targeted approaches in oncology, and have therapies in development or already commercialized. In addition, with respect to cinrebafusp alfa, HER2-targeted therapies, or therapies targeting HER2+ patients, in development or already commercialized could compete with us, including drugs developed by Daiichi Sankyo (trastuzumab deruxtecan), Macrogenics (Margetuximab) and Zymeworks (zanidatamab), Seagen (tucatinib), and ALX Oncology (ALX-148). For additional information about third-party drug candidates that could compete with the drug candidates in our pipeline, see “Business--Competition.”

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

Established pharmaceutical companies may invest heavily to accelerate discovery and development of or in-license novel compounds that could make our drug candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, EMA, MHRA or other regulatory approval, or discovering, developing and commercializing medicines before we do, which would have a material adverse effect on our business and ability to achieve profitability from future sales of our approved drug candidates, if any. For additional information about our competitors, please see "Business--Competition."

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the clinical testing and commercialization of products we develop on our own or with collaborators. While we currently carry insurance in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer.

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

In addition, our ability to manage our growth effectively will hinge upon our ability to expand, train, manage, and motivate our employees. As of December 31, 2021, we have 124 full-time employees and 17 permanent part-time employees. As our development and commercialization plans and strategies develop, these demands may also require the hiring of additional research, development, managerial, operational, sales, marketing, financial, accounting, legal, and other personnel.

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

The United Kingdom officially withdrew from the European Union on January 31, 2020 in a decision commonly referred to as “Brexit,” and the consequent transitionary period came to an end on December 31, 2020. A substantial amount of uncertainty remains regarding the implementation of Brexit and changes to the relationship between the United Kingdom and the European Union. Depending on the ongoing implementation of Brexit, the full extent to which Brexit may impact the business and regulatory environment in the United Kingdom, the European Union or other countries, remains unknown. In addition, Brexit could also result in similar referendums or votes in other European countries in which we do business.

In connection with Brexit, the United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which was provisionally applicable as of January 1, 2021 and was ratified by the European Parliament on May 1, 2021. This agreement is intended to govern the legal relationship between the European Union and the United Kingdom post-Brexit. Any breakdowns in implementation of the Trade and Cooperation Agreement or other Brexit-related arrangements negotiated by the United Kingdom and the European Union could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities as well as potential higher costs of conducting business in Europe. Given the lack of comparable precedent, it remains unclear what financial, trade and legal implications Brexit will have and how it will affect us.

In line with the Trade and Cooperation Agreement, the United Kingdom has established its own regulatory framework for product candidates, which is not identical to the European Union regulatory framework. Industry experience with navigating the two regulatory frameworks is limited at this point in time. Further regulatory divergences could arise. Any failure of the European Union and the United Kingdom to implement and maintain the Trade and Cooperation Agreement could result in the United Kingdom or the European Union significantly altering regulations affecting the clearance or approval of our product candidates that are developed in the United Kingdom or the European Union. Any delay in obtaining, or inability to obtain, any marketing approvals in the United Kingdom as a result of Brexit or failures in the implementation of the Trade and Cooperation Agreement or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and reduce our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

The COVID-19 pandemic and its emerging variants, or any future pandemic, could adversely affect our business, including research, clinical trials, supply chain interruptions and financial condition.

Our business has been and could continue to be be adversely affected by health epidemics in regions where we have our research and development operations, ongoing preclinical or clinical studies, contract research or manufacturing activities, collaboration partner activities or other business activities and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon which we rely. For example, the outbreak in late 2019 of the novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, evolved into a global pandemic that spread to most regions of the world and is still ongoing.

The coronavirus pandemic, and its emerging variants have spread to most countries, including the United States and European and Asia-Pacific countries, and this includes countries in which we have planned or currently have active clinical trial sites. As a result we have and may continue to experience disruptions that could severely impact our business, clinical trials and pre-clinical studies, including:
•An impact on various aspects of our planned or ongoing clinical trials. Actual and potentially continuing impacts of the coronavirus pandemic on our various clinical trials include patient dosing and study monitoring, which have been and may continue to be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, or other reasons related to the coronavirus pandemic. As the coronavirus pandemic continues, other aspects of our clinical trials have and may continue to be adversely affected, delayed or interrupted, including, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. For example, due to pandemic lockdowns across the United States, monitoring of the clinical trial sites by our CROs was delayed for the phase 1 cinrebafusp alfa monotherapy and atezolizumab combination studies in 2021. Remote monitoring was eventually implemented by various sites which permitted our CROs to continue site monitoring. In addition, our CROs experienced staffing shortages because of the pandemic, which similarly delayed data monitoring, verification, and entry in the studies. Though it is unclear what impact these delays had, we estimate that the studies were delayed by a few months. Patient dosing was not impacted and was completed in 2021 in both studies. Similarly, in 2021, site initiation for PRS-344/S095012 was delayed several weeks at a trial site in Australia due to the travel restrictions between Australian states, as well as site lockdown, which prevented on-site visits. In addition, some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies or we may have to pause enrollment or we may choose to or be required to pause enrollment and/or patient dosing in our ongoing clinical trials in order to preserve healthcare resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.
•Our reliance on third parties to, among other things, manufacture and transport drug substance and drug product for our clinical trials, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. Third parties in our international supply chain for materials have and may continue to be adversely impacted by restrictions resulting from the coronavirus pandemic, or other infectious diseases, including staffing shortages, production slowdowns or halts, and disruptions in delivery systems, which has and may continue to disrupt our supply chain, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations. For example, we currently rely on multiple CMOs for all of our clinical supplies, including APIs, drug substances and finished drug products, and label and packaging for our preclinical research and clinical trials, including the phase 2a study for PRS-060/AZD1402 and the phase 2 studies for cinrebafusp alfa, and any tariffs, differing regulatory requirements and other restrictions on the free movement of goods between the United Kingdom and the European Union, or between other countries, as a result of the pandemic may have an adverse impact on this part of our supply chain. This could therefore negatively impact our clinical operations and, in particular, the advancement of our lead respiratory program, PRS-060/AZD1402, and lead oncology programs, including cinrebafusp alfa, which would adversely affect our business, our results of operations and financial condition.
•Our request that most of our personnel in the United States, and some in Germany, work remotely, including all of our administrative employees, restricted on-site staff to only those who must perform essential activities that must be completed on-site, limited the number of staff in any given research and development laboratory and implemented policies to protect the health of those staff. Our increased reliance on personnel working from home may negatively impact productivity, affect our ability to retain employees or disrupt, delay or otherwise adversely impact our business. In addition, this could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.
•Our employees and contractors conducting research and development activities who may not be able to access our laboratory for an extended period of time if they get sick and need to quarantine, or if we or governmental authorities potentially modify current restrictions. For example, our lab operations had experienced some impact due to our employees and contractors becoming sick and needing to quarantine at home. Although this only minimally affected our productivity, further restrictions limiting access to our laboratory for an extended period could delay timely completion of preclinical activities and initiation of additional clinical trials for our programs.
•Health regulatory agencies globally may continue to experience disruptions in their operations as a result of the coronavirus pandemic. The FDA and comparable foreign regulatory agencies may continue to have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. It is unknown how long these disruptions could continue. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the coronavirus pandemic and could result in delays to our clinical trials.
•The trading prices for our common stock and other biopharmaceutical companies have been highly volatile due to the coronavirus pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The coronavirus pandemic continues to evolve. The ultimate impact of the coronavirus pandemic and its emerging variants on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and its emerging variants and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

Risks Related to the Discovery and Development of Our Drug Candidates
We are heavily dependent on the successful development of our drug candidates and programs and we cannot be certain that we will receive regulatory approvals or be able to successfully commercialize our products even if we receive regulatory approvals.

We currently have no products that are approved for commercial sale. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our respiratory programs, including PRS-060/AZD1402; our other partnered programs with AstraZeneca; our proprietary respiratory programs; our proprietary IO programs, particularly cinrebafusp alfa; our partnered programs with Servier including PRS-344/S095012; our partnered programs with Seagen, Boston Pharmaceuticals and Genentech; as well as our other programs. In partnership with AstraZeneca, PRS-060/AZD1402 is in clinical development with a completed phase 1 SAD study for which data was reported in November 2018, a completed phase 1 MAD study for which interim data was reported in October 2019. The phase 2a asthma study is ongoing in multiple sites globally. For cinrebafusp alfa, a phase 1 study was initiated in the second quarter of 2017 and a phase 1 study of the drug candidate in combination with atezolizumab was initiated in the third quarter of 2018. We presented data from the phase 1 monotherapy study and atezolizumab combination study of cinrebafusp alfa in an oral presentation at the ESMO Virtual Congress in September 2020, and we presented additional data from the phase 1 monotherapy study of cinrebafusp alfa in an oral presentation at the American Association for Cancer Research Virtual Congress in April 2021. In June 2021, FDA granted orphan drug designation to cinrebafusp alfa for the treatment of HER2-high and HER2-low expressing gastric cancers. In January 2022, we dosed the first patient in our two-arm phase 2 study for cinrebafusp alfa in gastric cancer in the United States. In partnership with Servier, the first patient was dosed in November 2021 for the phase 1/2 study of PRS-344/S095012/S095012. We are engaged in research and development activities with respect to a number of additional drug candidates and programs. All of our other drug candidates are in the discovery or early preclinical to IND-enabling stage. Accordingly, our business is currently substantially dependent on the successful development, clinical testing, regulatory approval and commercialization of PRS-060/AZD1402, cinrebafusp alfa, PRS 344 and our other IO and respiratory programs, which may never occur.
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

Clinical testing of PRS-060/AZD1402, cinrebafusp alfa and PRS-344/S095012 is ongoing, while clinical testing for other programs, including our other IO and respiratory programs, has not yet commenced, and the results of any future clinical trials or preclinical studies of these programs, if unsuccessful, could lead to our abandonment of the development of those drug candidates. If studies of these drug candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects would be substantially harmed.
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
We have also entered into license, partnership and option arrangements, such as with Servier, AstraZeneca, Seagen, Boston Pharmaceuticals and Genentech, relating to certain drug candidates and we may continue to do so in the future. Under some of these arrangements, the development of some of those drug candidates has been, or in the future may be, conducted wholly by such partners or third parties with which the partners contract. As a result, we have not been or may not be closely involved with or have any control over those development activities. Although some of our partners have provided information regarding those drug candidates and the related studies conducted to date, including data that is included in this Annual Report on Form 10-K, we have not received and may not receive in the future, comprehensive information regarding all of those development activities, including the raw data from certain studies that have been conducted, information regarding the design, procedural implementation and structure and information regarding the manufacture of the drug candidates used in the studies. Because we may have limited or no input on the development of these drug candidates, we may discover that all or certain elements of the trials and studies our partners have performed have not been, or may not in the future be, in compliance with applicable regulatory standards or have otherwise been or may be deficient, and that advancement of the development of these drug candidates on the basis of those trials and studies is not warranted.

Further, the majority of our development activities for each of our drug candidates, including our completed phase 1 study with PRS-060/AZD1402 in Australia, phase 2a study with PRS-060/AZD1402 at multiple sites globally, our phase 1 and 2 studies with cinrebafusp alfa in the United States, as well as our phase 1/2 study for PRS-344/S095012, and our anticipated future clinical trials, have been, are being or may in the future be conducted in whole or in part outside of the United States, including in Europe, Australia or Asia. We may also conduct some of our future development activities in other countries or regions. As a result, although those studies may meet the standards of applicable foreign regulatory bodies, the structure and design of those clinical trials and preclinical studies may not meet applicable FDA requirements and also may not meet the requirements of the applicable regulatory authorities in other foreign countries in which we desire to pursue marketing approval.
If the studies conducted by us or our partners or collaborators do not comply with applicable regulatory requirements or are otherwise not eligible for continued development in the United States or abroad, then we or our partners may be forced to conduct new studies in order to progress the development of our drug candidates. We, or our partners, may not have the funding or other resources to conduct or complete these additional studies, which would severely delay or prevent the development plans for these drug candidates and their commercialization. Any such deficiency and delay in the development of these drug candidates would significantly harm our business plans, product revenues and prospects.
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
A key element of our strategy is to use and expand our Anticalin-based drug platform to build a pipeline of drug candidates to address different targets and advance those drug candidates through clinical development for the treatment of a variety of different types of diseases. Although our research efforts to date have resulted in identification of a series of targets, we may not be able to develop drug candidates that have good drug-like properties (including characteristics such as target affinity, stability and half-life) and are safe and effective inhibitors or promoters of all or any of these targets. Even if we are successful in building a product pipeline, the potential drug candidates that we identify may not be suitable for clinical development for a number of reasons, including that they may cause harmful side effects or demonstrate other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential drug candidates fail to produce a pipeline of potentially viable drug candidates, then our success as a business will be dependent on the success of fewer potential drug candidates, which introduces risks to our business model and potential limitations to any success we may achieve.
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

In 2021, we initiated a phase 1 study for PRS-344/S095012 in collaboration with Servier and we also initiated a two-arm phase 2 study for cinrebafusp alfa in combination with tucatinib and in combination with ramucirumab and paclitaxel. A phase 2a study for PRS-060/AZD1402 was also initiated in 2021. We or our partners may, however, experience delays in pursuing those or any other clinical trials, and any planned clinical trials may not begin on time, may require redesign, may not enroll sufficient healthy volunteers or patients in a timely manner and may not be completed on schedule, if at all.

Additional clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of reasons (which may be heightened as a result of the ongoing COVID-19 pandemic), such as:

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

Further, we may also encounter delays if a clinical trial is suspended or terminated by us, by any IRB or ethics committee, by a Data Safety Monitoring Board, or DSMB, or by the FDA or EMA, or other regulatory authority. A suspension or termination may occur due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, inspection of the clinical trial operations or trial site by the FDA, EMA, MHRA or other regulatory authorities, exposing participants to health risks caused by unforeseen safety issues or adverse side effects, development of previously unseen safety issues, failure to demonstrate a benefit from using a drug candidate or changes in governmental regulations or administrative actions. We cannot predict with any certainty the schedule for commencement or completion of any currently ongoing, planned or future clinical trials.

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
We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of research subjects to participate in these trials, including as a result of challenges posed by the ongoing COVID-19 pandemic.. In particular, for some diseases and conditions we are or will be focusing on, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and volunteers or patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.
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

We currently have no products approved for sale and we cannot guarantee that we will ever have marketable products. Clinical failure can occur at any stage of clinical development. Clinical trials may produce negative or inconclusive results, and we or any future collaborators may decide, or regulators may require us, to conduct additional clinical trials or nonclinical studies. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Success in preclinical studies and early-stage clinical trials does not mean that future larger registration clinical trials will be successful. This is because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. In particular, no Anticalin-based drug products have been approved or commercialized in any jurisdiction, and the outcome of our preclinical studies and early-stage clinical trials may not be predictive of the success of later-stage clinical trials.

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
The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are, and will remain, subject to extensive regulation by the FDA in the United States and by the respective regulatory authorities in other countries where regulations differ. We are not permitted to market our biological product candidates in the United States until we receive the respective approval of a BLA from the FDA, or in any foreign countries until we receive the requisite approval from the respective regulatory authorities in such countries. The time required to obtain approval, if any, by the FDA, EMA, MHRA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials, if approval is obtained at all, and depends upon numerous factors, including the substantial discretion of the regulatory authorities and the type, complexity and novelty of the product candidates involved. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional nonclinical studies or clinical trials. We have not submitted a marketing application such as a BLA to the FDA, an MAA to the EMA or any similar application to any other jurisdiction. We have limited experience in planning and conducting the clinical trials required for marketing approvals, and we have and expect to continue to rely on third-party CROs to assist us in this process. Obtaining marketing approval requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process, and in many cases the inspection of manufacturing, processing and packaging facilities by the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use, or there may be deficiencies in cGMP compliance by us or by our CMOs that could result in the candidate not being approved. Moreover, we have not obtained regulatory approval for any drug candidate in any jurisdiction and it is possible that none of our existing drug candidates or any drug candidates we may seek to develop in the future will ever obtain regulatory approval.
Our drug candidates could fail to receive, or could be delayed in receiving, regulatory approval for many reasons, including any one or more of the following:

•the FDA, EMA, MHRA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•we may be unable to demonstrate to the satisfaction of the FDA, EMA, MHRA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
•the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, MHRA or comparable foreign regulatory authorities for approval;
•we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;
•the FDA, EMA, MHRA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
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
•the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies may fail to meet the requirements of the FDA, EMA, MHRA or comparable foreign regulatory authorities;
•the FDA, EMA, MHRA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing internally or with partners; and
•the change of the medical standard of care or the approval policies or regulations of the FDA, EMA, MHRA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.
The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, PRS-060/AZD1402, cinrebafusp alfa, PRS-344/S095012, our other respiratory and IO programs, our discovery stage programs or any other drug candidates we are developing or may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.
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

In order to market and sell our future products in jurisdictions other than the United States or Europe, we or our third-party collaborators must obtain separate marketing approvals in that jurisdiction and comply with numerous and varying regulatory requirements. The review and approval procedures can vary drastically among jurisdictions, and each jurisdiction may impose different testing and other requirements to obtain and maintain marketing approval. Further, the time required to obtain those approvals, if any, may differ substantially among jurisdictions. In addition, some countries or regions outside the United States and Europe require approval of the sales price of a drug before it can be marketed in that country or region. In many countries, separate procedures must be followed to obtain reimbursement. Moreover, approval by the FDA, EMA, MHRA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or regions. As a result, the ability to market and sell a drug candidate in more than one jurisdiction can involve significant additional time, expense and effort, and would subject us and our collaborators to the numerous and varying post-approval requirements of each jurisdiction governing commercial sales, manufacturing, pricing and distribution of our drug candidates. We or any third parties with whom we may collaborate may not have the resources to pursue those approvals, and we or they may not be able to obtain any approvals that are pursued. The failure to obtain marketing approval for our drug candidates in foreign jurisdictions could severely limit their potential market and ability to generate revenue.

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
Based on our present expectations, we and our third-party contractors will be required to comply with cGCP for all of our drug candidates in clinical development. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our contractors fail to comply with applicable cGCP, the clinical data generated in the applicable trial may be deemed unreliable and the FDA, EMA, MHRA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a drug candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from future sales of such drug candidate. Any agreements governing our relationships with CROs or other contractors with whom we currently engage or may engage in the future may provide those outside contractors with certain rights to terminate a clinical trial under specified circumstances. If such an outside contractor terminates its relationship with us during the performance of a clinical trial, we would be forced to seek an engagement with a substitute contractor, which we may not be able to do on a timely basis or on commercially reasonable terms, if at all, and the applicable clinical trial would experience delays or may not be completed.
If our contractors do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the data they obtain is compromised due to a failure to adhere to our clinical protocols, legal and regulatory requirements or for other reasons, such as the COVID-19 pandemic, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for, or successfully commercialize, the affected drug candidates. In addition, we will be unable to control whether or not they devote sufficient time and resources to our preclinical and clinical programs. These outside contractors may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. As a result, our operations and the commercial prospects for the affected drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed. These contractors may also have relationships with other commercial entities, some of whom may compete with us. If our contractors assist our competitors to our detriment, our competitive position would be harmed.

If our relationships with any third parties conducting our studies are terminated, we may be unable to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Switching or adding third parties to conduct our studies involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. These difficulties may be exacerbated as a result of the COVID-19 pandemic. Although we carefully manage our relationships with third parties conducting our studies, we cannot assure you that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material and adverse effect on our business, financial condition and results of operations.
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

We have no experience in drug formulation or manufacturing. We do not currently have, nor do we plan to acquire, the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our preclinical and clinical drug supplies for our clinical trials and preclinical studies or commercial quantities of any drug candidates that may obtain regulatory approval. Therefore, we lack the resources and expertise to formulate or manufacture our own drug candidates. We have entered into agreements with CMOs for the clinical-stage manufacturing of certain drug candidates, including PRS-060/AZD1402, cinrebafusp alfa, and PRS-344/S095012 as well as other drugs involved in our clinical trials and preclinical studies. We plan to enter into agreements with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our current and future clinical trials and/or commercial sales, if any. We intend to establish or continue those relationships for the supply of our drug candidates; however, there can be no assurance that we will be able to retain those relationships on commercially reasonable terms, if at all. If we are unable to maintain those relationships, we could experience delays in our development efforts as we locate and qualify new CMOs. If any of our current drug candidates or any drug candidates we may develop or acquire in the future receives regulatory approval, we will rely on one or more CMOs to manufacture the commercial supply of such drugs.
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
Each of these risks could delay our clinical trials, the marketing approval, if any, of our drug candidates or the commercialization of our drug candidates, which could result in higher costs or could deprive us of potential product revenues.

Although our agreements with our CMOs require them to perform according to certain cGMP requirements such as those relating to quality control, quality assurance and qualified personnel, we cannot control the conduct of our CMOs to implement and maintain these standards. If any of our CMOs cannot successfully manufacture material that conforms to our specifications and the regulatory requirements of the FDA, EMA, MHRA or other comparable foreign authorities, we would be prevented from obtaining regulatory approval for our drug candidates unless and until we engage a substitute CMO that can comply with such requirements, which we may not be able to do. Any such failure by any of our CMOs would significantly impact our ability to develop, obtain regulatory approval for or market our drug candidates, if approved.
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
The rights and obligations of the partners to which we may license our Anticalin-based technology are governed by the licensing and collaboration agreements we enter into with those partners. In addition, our relationships with CMOs are governed by the service agreements between us and each of the manufacturers. Although we attempt to address the full range of possible events that may occur during the development or the manufacturing of Anticalin-based drug candidates and products, unanticipated or extraordinary events may occur beyond those contemplated by such agreements. Furthermore, our business relationships with our product manufacturers and our collaborators may include assumptions, understandings or agreements that are not included in our agreements with them, or that are inaccurately or incompletely represented by their terms. In addition, key terms in such agreements may be misunderstood or contested, even when we and the other party previously believed that we both had a mutual understanding of such terms.
Any differences in interpretation or misunderstandings between us and other parties may result in substantial costs and delays with respect to the development, manufacturing or sale of Anticalin-based drugs, and may negatively impact our revenues and operating results. Product manufacturers may fail to produce the products and partners may fail to develop the drug candidates with the diligence or under the timeline or in the manner we anticipated, and results may differ from the terms upon which we had agreed. As a result, we may be unable to supply drugs of the quality or in the quantity demanded or required. We may suffer harm to our reputation in the market from missed development goals or deadlines and may be unable to capitalize upon market opportunities as a result. Resolution of these problems may entail costly and lengthy litigation or dispute resolution procedures. In addition, there is no guarantee that we will prevail in any such dispute or, if we do prevail, that any remedy we receive, whether legal or otherwise, will adequately redress the harm we have suffered. The delays and costs associated with such disputes may themselves harm our business and reputation and limit our ability to successfully compete in the market.

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
Our prospects, therefore, may depend to some extent upon our ability to attract and retain collaborative partners and to develop technologies and products that meet the requirements of current or prospective collaborative partners. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products, in particular with respect to our collaborations with AstraZeneca for the development of PRS-060/AZD1402, with Servier for the development of PRS-344/S095012, with Boston Pharmaceuticals for the development of PRS-342, and our other collaborations with Genentech and Seagen. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new, amended or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacturing, marketing or sale of these products. In addition, our collaborative partners may have the right to guide strategy regarding prosecution of relevant patent applications, abandon research projects and/or terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed-upon research terms. By entering into such collaborations, we may forego opportunities to collaborate with other third parties who do not wish to be associated with our existing third-party strategic partners. In the event of termination of a collaboration agreement, termination negotiations may result in less than favorable terms.
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
Our current collaborators and future collaborators will have significant discretion in determining the effort and amount of resources that they dedicate to our collaborations. Our collaborators may determine not to proceed with clinical development or commercialization of a particular drug candidate for a number of reasons that are beyond our control, even under circumstances where we might have continued such a program, currently including PRS-060/AZD1402 and PRS-344/S095012. In addition, our rights to receive milestone payments and royalties from our collaborators will depend in part on our collaborators’ abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We may also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and, possibly, for commercial scale manufacture, distribution and sales. Our collaborators may not be successful in manufacturing our drug candidates or successfully commercializing them.
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
•we do not control the conduct and communications of our collaborators, and, thus, we are subject to the risk that their actions may negatively impact our reputation and potentially harm our business;
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

Certain of our research and development and manufacturing activities take place in China through third-party manufacturers. A significant disruption in the operation of those manufacturers could materially adversely affect our business and results of operations.

We have relied on certain third parties located in China to manufacture and supply certain drug substance for our drug product candidates, and we expect to continue to use such third-party manufacturers for such purposes. A natural disaster, epidemic or pandemic, including the ongoing COVID-19 pandemic, trade war, trade sanctions, political unrest, economic conditions, changes in legislation, including the passage of the People’s Republic of China Biosecurity law, which became effective on April 15, 2021, or other events in China could disrupt the business or operations of manufacturers or other third parties with whom we conduct business now or in the future. Any disruption in China that significantly impacts such third parties, including our manufacturers’ ability to produce drug substance or drug product in adequate quantities to meet our needs could impede, delay, limit or prevent the research, development or commercialization of our current and future products or product candidates. In addition, for any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the U.S. or Chinese governments, political unrest or unstable economic conditions including sanctions on China or any of our China-based vendors. Separately, we may also be exposed to fluctuations in the value of the local currency in China for goods and services. Our costs for any of these services or activities could also increase as a result of future appreciation of the local currency in China or increased labor costs if the demand for skilled laborers increases and/or the availability of skilled labor declines in China.

Our collaborative relationships may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

Part of our strategy is to partner with, or out-license selective products to, other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. Our exclusive option agreement with ASKA Pharmaceuticals Co., Ltd., or ASKA, entered into on February 27, 2017, is an example of this strategy. In January 2020, following the phase 2a study we conducted, ASKA had an option to obtain an exclusive license to develop and commercialize PRS-080, our anemia drug, in Japan, South Korea and certain other Asian markets under the option agreement, which they did not exercise for strategic reasons. Exercising this option could have made us eligible to receive more than $80 million in combined option exercise fee and milestones associated with development and commercialization of PRS-080 in the first indication in Japan with further development milestones in additional indications from Japan and other countries within the ASKA territory. If our collaboration with other similar partners is not successful our future revenues and business will be harmed.
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
Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for PRS-060/AZD1402, cinrebafusp alfa, PRS-344/S095012 or other product candidates that achieves our objectives for manufacturing capacity and cost of goods. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Our product candidates for which we intend to seek approval may face follow-on or biosimilar competition sooner than anticipated.

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
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug and biological products vary widely from country to country. Current and future legislation may change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted and, in some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we may obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.
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

Although we do not currently have any products on the market, upon commercialization of our drug candidates, if approved, we will be subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Physicians, other health care providers and third-party payors will play a primary role in the recommendation, prescription and use of any product candidates for which we obtain marketing approval. Our future arrangements with such third parties may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our business or financial arrangements and relationships through which we market, sell and distribute any products for which we may obtain marketing approval. Restrictions under applicable domestic and foreign health care laws and regulations include, but are not limited to, the following:
•the U.S. federal Anti-Kickback Statute, or AKS, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging of a good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. Certain arrangements are protected from enforcement through AKS safe harbors and exceptions, but an arrangement must meet every element of the applicable safe harbor or exception in order to obtain this protection. The fact that an arrangement does not meet the requirements of a safe harbor or exception does not mean that it violates the AKS; such arrangements would be subject to a facts and circumstances analysis to determine compliance with the AKS or lack thereof. The definition of “remuneration” has been broadly interpreted to include anything of value, including such items as gifts, discounts, the furnishing of supplies or equipment, credit arrangements, waiver of payments, and providing anything at less than its fair market value. The AKS is broadly interpreted and aggressively enforced with the result that beneficial commercial arrangements can be criminalized in the healthcare industry because of the AKS. The penalties for violating the federal AKS include imprisonment for up to ten years, fines of up to $100,000 per violation and possible exclusion from federal health care programs such as Medicare and Medicaid. Additionally, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the U.S. False Claims Act, or FCA, prohibits knowingly presenting, or causing to be presented a false claim or the knowing use of false statements or records to obtain payment from the federal government. The FCA also prohibits the knowing retention of overpayments (sometimes referred to as “reverse false claims”). When an entity is determined to have violated the FCA, it must pay three times the actual damages sustained by the government, plus mandatory and substantial civil penalties for each separate false claim. The entity also faces the possibility of exclusion from federal healthcare programs. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. Claims for payment by federal health care programs for items and services which results from a violation of the federal AKS may also constitute a false or fraudulent claims for purposes of the False Claims Act;
•the U.S. Civil Monetary Penalties Law, or CMPL, authorizes the imposition of substantial civil money penalties and the possibility of exclusion against an individual or entity that engages in certain prohibited activities including but not limited to violations of the AKS, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP;
•the U.S. Health Insurance Portability and Accountability Act of 1996, as amended by the American Recovery and Reinvestment Act of 2009, and implementing regulations, or HIPAA, which created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•analogous state and foreign laws and regulations relating to health care fraud and abuse, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers. Penalties for violating these laws can range from fines to criminal sanctions;
•the FCPA and other anti-corruption laws and regulations pertaining to our financial relationships and interactions with foreign government officials;
•the U.S. federal physician payment transparency requirements, sometimes referred to as the Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value made to U.S.-licensed physicians (defined broadly to include doctors, dentists, optometrists, podiatrists, chiropractors, and certain advanced non-physician health care practitioners) and teaching hospitals. Manufacturers are also required to report certain ownership and investment interests held by physicians and their immediate family members. The law carries penalties of up to $1.15 million per year for violations, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the AKS and other healthcare laws;
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
Pieris and TUM initiated discussions in the second quarter of 2018, and are in the process of negotiating an amendment to our license agreement, to clarify, expand and restructure the TUM License, including the parties’ obligations under such license agreement. The contemplated amendment relates to revised commercial terms. We recorded the probable expected impact of the amendment in research and development expense in 2019, although the final expense could be different than what we currently have recorded. These discussions may also lead to an increase in our collaborative research activities with TUM.
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
In addition to the TUM License and the PD-1 In-License, we have other in-license agreements and may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential drug candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of the TUM License, the PD-1 In-License, the Kelun Agreement or any future license agreement we may enter on which our business or drug candidates are dependent, TUM, Enumeral, Kelun or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain drug candidates, including, with respect to the TUM License and PD-1 In-License, our Anticalin-based drug therapies. Under the TUM License, we can terminate the licenses to any or all licensed patents upon specified advance notice to TUM. TUM may terminate the license provisions of the agreement only for cause. Termination of the TUM License does not terminate our rights in patents assigned to us but would terminate our rights to patents licensed to us under the agreement. Under the PD-1 In-License, we can terminate the agreement upon 30 days’ notice to Enumeral. Enumeral may terminate the PD-1 In-License only upon a material breach by us that is not cured. The loss of the rights licensed to us under our license agreement with TUM or Enumeral, or any future license agreement that we may enter granting us rights on which our business or drug candidates are dependent, would eliminate our ability to further develop the applicable drug candidates and may materially harm our business, prospects, financial condition and results of operations.
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
In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery platform and drug development processes that involve proprietary know-how, information or technology that is not covered by patents or not amenable to patent protection. Although we require all of our employees and certain consultants, third-parties and advisors to assign inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, our trade secrets and other proprietary information may be disclosed or competitors may otherwise gain access to such information or independently develop or reverse engineer substantially equivalent information. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant difficulty in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the trade secrets and other intellectual property related to our technologies to third parties, we may not be able to establish or maintain the competitive advantage that we believe is provided by such intellectual property, adversely affecting our market position and business and operational results.
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
Competitors may infringe our patents or the patents of our current or potential licensors. To attempt to stop infringement or unauthorized use, we may need to enforce one or more of our patents, which can distract our management and divert our limited time and resources. Our standing to enforce such patents may sometimes be dependent on the licensor joining such suit, and a licensor's failure to join such suit may prevent us from enforcing the patent. If we pursue any litigation, a court may decide that a patent of ours or any of our licensors’ is not valid or is unenforceable or may refuse to stop the other party from using the relevant technology on the grounds that our patents do not cover the technology in question. Further, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, which could reduce the likelihood of success of, or the amount of damages that could be awarded resulting from, any infringement proceeding we pursue in any such jurisdiction. An adverse result in any infringement litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing, which could limit our ability to exclude competitors from directly competing with us in those jurisdictions.
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

Third parties may claim that the sale or promotion of our products, when and if we have any, may infringe on the trademark rights of others. Trademark infringement problems occur frequently in connection with the sale and marketing of pharmaceutical products. If we become involved in any dispute regarding our trademark rights, regardless of whether we prevail, we could be required to engage in costly, distracting and time-consuming litigation that could harm our business. If the trademarks we use are found to infringe upon the trademark of another company, we could be liable for damages and be forced to stop using those trademarks, and as result, we could lose all of the goodwill that has been developed in those trademarks.
The future growth of our business may expose our intellectual property to a high risk of counterfeiting or unauthorized use.
As part of our business strategy, we intend to license our Anticalin-based technology and sell our potential products, if any, in many different countries. As a result, we may do business with third parties in countries where intellectual property rights have been or are routinely disregarded, and the future growth of our business may expose our intellectual property to a high risk of counterfeiting or unauthorized use. Although we attempt to obtain broad international intellectual property rights for our Anticalin technology and proteins, we cannot guarantee that such rights, to the extent we can obtain them, will be enforceable in a timely fashion or at all in any particular country or jurisdiction, or that if enforced, will offer us adequate commercial protection or adequate redress for any harm suffered. Counterfeiting or unauthorized use of our technologies or products may also expose our business to harm for which no adequate monetary redress exists, and to the extent we are unable to stop such use, may cause us to lose rights with respect to intellectual property that is crucial to our business. Any such misuse of our intellectual property may have a substantial negative impact on our business and revenues and may cause our business to fail.
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
In contrast, in Germany, there is no analogous doctrine of “employment at will.” By law, German employees must have written employment contracts that reflect the key aspects of the employment relationship. Our relations between German employers and employees are extensively regulated under German labor and employment laws and regulations. Employment relationships may be terminated for cause without observing the ordinary notice period. If terminated without cause, the applicable ordinary notice period must be observed. German employees have special protection against dismissals provided the employee has been employed by a company for more than six months and such company employs more than 10 full-time employees.
German employment termination law is regulated by various codes, in particular the Kündigungsschutzgesetz, or the German Termination Protection Act, and is intended to give the employee maximum protection against unfair dismissal, including among other things:
•the employer must observe the applicable notice period, which is ordinarily determined by law (between four weeks and seven months, depending upon the length of employment, though it is possible for the notice period to be two weeks, if a probationary period, lasting up to the first six months of employment, is agreed upon), if a longer period is not otherwise agreed by the parties, and has to deliver a written notice of termination to the employee;
•for companies with more than 10 full-time employees, the German Termination Protection Act generally restricts termination of employment if the employee has been employed for more than six months, wherein the employee may be terminated only for a particular reason, including certain behavioral or personal reasons relating to the employee or certain developments relating to the business of the employer, such as a business restructuring which reduces the number of employee positions;
•special termination protection against unlawful dismissal applies to several other groups of employees, such as an employee that is an officially acknowledged handicapped person, an employee who was appointed as a company’s data protection officer or as a member of the works council of a company, if any, an employee on maternity leave or a pregnant employee (in these cases, approval of various German authorities is required prior to termination but usually very difficult to obtain); and
•if a company engages in a mass layoff, which is deemed to occur when the employer intends to dismiss a large percentage of its employees during a 30 calendar day period, prior written notification to the German employment office is required.

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
We have broad discretion in how we use our cash, cash equivalents and investments, including the net proceeds from our collaborations, public and private securities offerings, and may not use these financial resources effectively, which could affect our results of operations and cause our stock price to decline.

Our management has considerable discretion in the application of our cash, cash equivalents and investments, including the fees and milestone payments from our collaborations and the net proceeds of our securities offerings. We intend to use the cash, cash equivalents and investments to advance our product candidates and for working capital and other general corporate purposes, which will include the hiring of additional personnel and capital expenditures. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the cash, cash equivalents and investments. We may use the cash, cash equivalents and investments for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the financial resources from our collaborations and securities offerings in a manner that does not produce income or that loses value.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company with less than $100 million in revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
If we cannot favorably assess the effectiveness of our internal controls over financial reporting, investor confidence and, in turn, our stock price could be materially adversely affected.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019, we concluded that we had a material weakness in 2019 in our internal controls. No material financial statement misstatement was identified in relation to the previously reported material weaknesses in our internal control over financial reporting. While we took steps to address these material weaknesses and concluded in 2020 that the material weaknesses had been remediated, there is a reasonable possibility that material weaknesses may be identified in the future and that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. Management, including our principal executive officer and principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows in accordance with U.S. GAAP. However, we cannot assure you that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future.

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
We were previously deemed a “shell company” under applicable SEC rules and regulations, prior to the reverse merger transaction in which we became a public company, because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Pursuant to Rule 144 of the Securities Act, sales of the securities of a former shell company, such as us, are not permitted unless at the time of a proposed sale, (i) we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; and (ii) we have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than current reports on Form 8-K. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline.
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
If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2021, a total of 72,222,661 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.
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

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional equity capital. Pursuant to registration statements filed with the SEC, we previously registered for resale shares of our common stock, which included all of the shares of our common stock issued in our private placements and in connection with the closing of the reverse merger transaction in which we became a public company. For example, in March 2021, we registered for resale 3,706,174 shares of common stock in connection with a private placement transaction with Seagen, and 3,584,320 shares of common stock in connection with a private placement transaction with AstraZeneca. The resale registration statements permit the resale of these shares at any time without restriction.
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

As of December 31, 2021, there were 3,282,399 shares reserved for future issuance under our equity compensation plans, and 12,211,713 shares reserved for issuance upon the exercise of outstanding equity awards. Pursuant to our 2018 Employee Stock Purchase Plan, we are authorized to sell 500,000 shares to our employees. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.
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

We have in the past issued, and we may at any time in the future issue, shares of preferred stock. In connection with our June 2016 private placement, we issued 4,963 shares of our Series A convertible preferred stock to certain affiliates of Biotechnology Value Fund, L.P., or BVF, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In January 2019, we entered into an exchange agreement with BVF to exchange 5,000,000 shares of our common stock previously held by BVF for 5,000 shares of our Series B convertible preferred stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In connection with our November 2019 private placement, we issued 3,522 shares of our Series C convertible preferred stock to certain affiliates of BVF each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In March 2020, we entered into another exchange agreement with BVF to exchange 3,000,000 shares of our common stock previously held by BVF for 3,000 shares of our Series D convertible preferred stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. In May 2021, we entered into another exchange agreement with BVF to exchange 5,000,000 shares of our common stock previously held by BVF for 5,000 shares of our Series E convertible preferred stock, each share of which is convertible into 1,000 shares of our common stock, subject to certain ownership restrictions. If the holders of our shares of preferred stock convert their shares into common stock, existing holders of our common stock will experience dilution.

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
Under Rule 12b-2 of the Exchange Act, a “smaller reporting company” is a company that is not an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year. Smaller reporting companies are permitted to provide simplified executive compensation disclosure in their filings; and they have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. We qualify as a smaller reporting company. For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of those respective classifications. Decreased disclosure in our SEC filings as a result of our having availed ourselves of scaled disclosure may make it harder for investors to analyze our results of operations and financial prospects.

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

We lease 3,950 square feet of office space in Boston, Massachusetts under a sublease, or the Sublease, that houses our executive offices, clinical operations and other operational functions. The Sublease was scheduled to expire on February 27, 2022 or such earlier date pursuant to the termination provisions of the Sublease. In July 2021, the Company extended the lease for this office space for an additional 10 months through December 31, 2022.

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
Stockholders
As of February 24, 2022, there were 40 and 4 stockholders of record of our common stock and preferred stock, respectively. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.
Unregistered Sales of Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, an immuno-oncology, or IO, bispecific targeting HER2 and 4-1BB, and an IO bispecific targeting PD-L1 and 4-1BB. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. In particular, we have alliances with AstraZeneca and Genentech to treat respiratory diseases, with Genentech also in ophthalmology and with Servier, Seagen, and Boston Pharmaceuticals in IO. Our discovery and development programs are in varying stages and include:

•PRS-060/AZD1402, our lead respiratory program partnered with AstraZeneca for the treatment of asthma, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting the downstream action of IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

◦PRS-060/AZD1402 was tested in a nebulized formulation and an IV arm for pharmacokinetic, or PK, assessment in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 SAD, study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well-tolerated when given as single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). We presented interim data from the PRS-060/AZD1402 phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb).

◦The phase 2a asthma study is ongoing in multiple sites globally. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of PRS-060/AZD1402 that will evaluate PRS-060/AZD1402 at up to three dose levels using a dry powder formulation administered twice daily. In part 1a (1 mg and 3 mg dose safety) of the study, 31 asthma patients, controlled on standard of care (medium dose inhaled corticosteroids (ICS) with long-acting beta agonists (LABA)), received PRS-060/AZD1402 twice daily over four weeks to establish the safety profile and pharmacokinetics of the dry powder formulation of PRS-060/AZD1402. A safety review following completion of part 1a included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second (FEV1). AstraZeneca began enrollment of part 2a (1 mg and 3 mg dose efficacy) of the study to evaluate efficacy, safety, and pharmacokinetics of PRS-060/AZD1402 administered twice daily to asthma patients, uncontrolled on medium dose ICS LABA, that have a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb in the 1 mg and 3 mg arms and a placebo arm. Following a four-week run-in period, patients will be dosed and monitored over four weeks. FEV1 improvement compared to placebo will be the primary endpoint in this portion of the study. AstraZeneca began enrollment of part 1b (10 mg dose safety) of the study to evaluate the safety of the10 mg dose in asthma patients controlled on standard of care who will receive PRS-060/AZD1402 twice daily over four weeks. We expect to announce topline data from the phase 2a study this year, although we are actively evaluating the feasibility of study timelines in the current geopolitical environment and will update guidance in the orderly course of business, if needed. Upon receipt of the topline data and notice from AstraZeneca, including a product development plan and budget, the Company will have 30 days to opt into co-development of the program with AstraZeneca. The Company also retains a separate option to co-commercialize PRS-060/AZD1402 with AstraZeneca in the United States.

•Four discovery-stage respiratory programs were included in the AstraZeneca alliance beyond PRS-060/AZD1402, the targets and disease areas of which are undisclosed. In January2022, the Company and AstraZeneca jointly discontinued one of the four discovery-stage programs in the collaboration beyond PRS-060/AZD1402, for which they were not able to validate an exploratory target. Pieris retains co-development and co-commercialization options for two of the three remaining active discovery programs.

•Our lead fully proprietary respiratory asset, PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and has passed the drug candidate nomination stage. We received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.

◦PRS-220 is currently in the IND-enabling stage. We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021, or ERS, demonstrating a more potent and durable target engagement profile compared to a clinical-stage, systemically delivered anti-CTGF antibody benchmark. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the systemically delivered antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the systemically administered antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice. Clinical development for the program is expected to begin in 2022.

•We entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. We have initiated joint discovery activities in each of the two committed programs.

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
In January 2022, we dosed the first patient in our two-arm phase 2 study for cinrebafusp alfa in gastric cancer in the United States. Supported by additional data we presented from the phase 1 monotherapy study of cinrebafusp alfa in an oral presentation at the American Association for Cancer Research Virtual Congress, or AACR, in April 2021, the first arm of the phase 2 study includes the combination with ramucirumab and paclitaxel in HER2-high gastric cancer, while the second arm is in combination with tucatinib in HER2-low gastric cancer. Collaboration partners Lilly and Seagen are supplying ramucirumab and tucatinib, respectively. The criteria for advancement of this program will evaluate a composite of measures, including a minimum target of 50% ORR in the HER2-high arm and a minimum target of 40% ORR in the HER2-low arm, duration of response, and safety. The Company expects to report initial data from the arm evaluating cinrebafusp alfa in combination with tucatinib in HER2-low gastric cancer in 2022 and expects to report data from the arm evaluating cinrebafusp alfa in combination with ramucirumab and paclitaxel in HER2-high gastric cancer in 2023. In June 2021, FDA granted orphan drug designation to cinrebafusp alfa for the treatment of HER2-high and HER2-low expressing gastric cancers.

◦The supporting data presented at AACR included an evaluation of 78 patients who had been enrolled in the monotherapy study as of the February 2021 cutoff date, including four additional patients enrolled in the active dose cohorts (≥2.5 mg/kg) since the data were presented at the ESMO Virtual Congress in September 2020. Out of 42 response-evaluable patients at the time of the data cutoff of February 25, 2021, according to RECIST 1.1, one patient with stage 4 rectal adenocarcinoma achieved a confirmed complete response at the 18 mg/kg Q2W dose (cohort 13b), four patients achieved a partial response (three at the 8 mg/kg Q2W dose (cohort 11b) and one at the 18 mg/kg Q2W dose (cohort 13b)), and stable disease was observed in 17 patients as best response out of 42 evaluable patients across the predicted active dose ranges (cohorts 9-13b), translating to an ORR of 12% and a DCR of 52%. Consistent with the mechanism of action of cinrebafusp alfa, dose-dependent immune activation was demonstrated by showing an increase in CD8+, T cell, NK cells and cytotoxic activity in the tumor microenvironment and an increase of soluble 4-1BB in the blood, indicating target engagement of 4-1BB and activation of immune cells. Cinrebafusp alfa demonstrated durable anti-tumor activity in a heavily pre-treated patient population. Additionally, clinical benefit was observed in patients with “cold” tumors as well as those with low HER2 expression who were enrolled into the study on the basis of archived HER2-status and were later re-assessed on the basis of a pre-treatment biopsy. Cinrebafusp alfa also showed an acceptable safety profile at all doses and schedules tested in the clinical study with no dose-limiting toxicities. The totality of response data generated in cohorts 11b (8 mg/kg Q2W) and 13b support the recommended phase 2 dose of a two-cycle loading dose of 18 mg/kg (Q2W), following by an 8 mg/kg dose (Q2W) in subsequent cycles.

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

•PRS-344/S095012, a bispecific Anticalin-antibody fusion protein comprising a PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB, is being developed as part of our IO collaboration with Servier. The first patient was dosed in the phase 1/2 study of PRS-344/S095012, a 4-1BB/PD-L1 bispecific, in November 2021.

•We are also developing additional IO drug candidates beyond cinrebafusp alfa and PRS-344/S095012 that are multi-specific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics. Other IO drug candidates are being developed as part of our collaborations Servier, Seagen, and Boston Pharmaceuticals.

◦Servier has obtained in vivo proof of concept for PRS-352, an Anticalin-based bispecific beyond 4-1BB, triggering an undisclosed milestone payment to Pieris. Servier is responsible for further development of the program.

◦We achieved a key development milestone during 2020 for one of the programs in the Seagen collaboration, a bispecific tumor-targeted costimulatory agonist, triggering a $5.0 million milestone. We also handed the program over to Seagen, who is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the achieved milestone further validates our approach and leadership in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. During the third quarter of 2021, we initiated the second program within the collaboration with Seagen. We retain a co-promotion option for one of the three programs in the Seagen collaboration in the United States.

◦We are supporting IND-readiness for PRS-342/BOS-342, a 4-1BB/GPC3 bispecific that we have exclusively licensed to Boston Pharmaceuticals, who will oversee future development of that asset.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the years ended December 31, 2021 and 2020, we reported net losses of $45.7 million and

$37.2 million, respectively. As of December 31, 2021, we had an accumulated deficit of $257.1 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the fiscal years ended December 31, 2021 and 2020 were from license and collaboration agreements with our partners.
A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. At each period end, we remeasure assets and liabilities to the functional currency of that entity (for example, U.S. dollar payables recorded by Pieris Pharmaceuticals GmbH). Remeasurement gains and losses are recorded in the statement of operations line item ‘Other income (expense), net’. All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average rate during the period. Equity transactions are translated using historical exchange rates. All adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss).
Key Financial Terms and Metrics
The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.
Revenues
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been from the license and collaboration agreements with AstraZeneca, Servier, Seagen, Genentech and Boston Pharmaceuticals.
The revenues from AstraZeneca, Servier, Seagen, Genentech and Boston Pharmaceuticals. have been comprised primarily of upfront payments, research and development services and milestone payments. For additional information about our revenue recognition policy, see “Note 2-Summary of Significant Accounting Policies”.
Research and Development Expenses
The process of researching and developing drugs for human use is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the following programs: our lead respiratory program, PRS-060/AZD1402 and our proprietary respiratory program, PRS-220, our IO programs, currently comprised of cinrebafusp alfa as well as multiple additional proprietary and partnered programs, including PRS-344/S095012. These programs consume a large proportion of our current, as well as projected, resources.
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

Results of Operations

Comparison of Years Ended December 31, 2021 and December 31, 2020
The following table sets forth our revenues and operating expenses for the fiscal years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020
Revenues	$31,418	$29,323

Research and development expenses	66,656	46,531
General and administrative expenses	16,593	16,713
Total operating expenses	83,249	63,244

Interest income	4	511
Grant income	3,685	—
Other (expense) income , net	2,404	(3,656)
Loss before income taxes	(45,738)	(37,066)
Benefit for income tax	—	164
Net loss	$(45,738)	$(37,230)
Revenues
The following table provides a comparison of revenues for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020	Increase/(Decrease)
Customer revenue	$27,940	$23,911	$4,029
Collaboration revenue	3,478	5,412	$(1,934)
Total Revenue	$31,418	$29,323	$2,095

•The $4.0 million increase in customer revenue for the year ended December 31, 2021 compared to the year ended December 31, 2020 is driven by the following:
◦Higher revenue in the current year for the phase 2a milestone ($13.0 million) recognized for PRS-060/AZD1402 under the AstraZeneca collaboration, revenue attributed to two new collaboration agreements, Genentech ($2.0 million) and Boston Pharmaceuticals ($5.7 million) and the achievement of a preclinical milestone on PRS-352.
◦Lower Seagen revenue as there was an achievement of a $5.0 million milestone on the first collaboration program recorded in 2020 along with the impact of the execution of a contractual amendment (approximately $3.5 million) in the same year.
◦Lower Servier revenue as the prior year included recognition of amounts for a preclinical stage product that is not being pursued under the Servier collaboration.
•Collaboration revenue decreased by $1.9 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease relates to revenue recognized in the prior year on a preclinical stage product that Servier declined to pursue further, offset slightly by higher Servier cost-sharing revenue generated from higher levels of manufacturing costs incurred on PRS-344/S095012.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for the years ended December 31, 2021 and 2020 (in thousands):

	Years ended December 31,
	2021	2020	Increase/(Decrease)
Immuno-oncology	$23,210	$12,386	$10,824
Respiratory	17,158	9,677	$7,481
Other R&D activities	26,288	24,468	$1,820
Total	$66,656	$46,531	$20,125

•The $10.8 million increase in our immuno-oncology program spending period-over-period is due primarily to an increase in clinical and manufacturing costs for cinrebafusp alfa and higher manufacturing costs for PRS-344/S095012, all partially offset by lower preclinical costs across a number of programs.
•The $7.5 million increase for our respiratory programs period-over-period is due to higher manufacturing costs for PRS-220, increased preclinical work on a number of early stage programs as well as higher license fees, offset partially by lower clinical and manufacturing costs with respect to activities for PRS-060/AZD1402.
•The $1.8 million increase in other research and development activities expenses is mainly due primarily to higher personnel and recruiting costs due to higher headcount, higher external consulting and higher license fees, offset slightly by lower lab consumable costs and lower facility costs due to the move to the new R&D facility in Hallbergmoos, Germany in the prior year.
General and Administrative Expenses
General and administrative expenses was $16.6 million for the year ended December 31, 2021 as compared to $16.7 million for the year ended December 31, 2020. The period-over-period decrease is due primarily to lower legal, accounting and project management costs, along with lower one-time office and building equipment costs related to the move to the new R&D facility in Hallbergmoos, Germany in the prior year. These reductions in cost were offset by higher fixed and variable compensation and higher insurance costs.
Other income (expense), net
Our other income was $6.1 million for the year ended December 31, 2021 as compared to a other expense of $3.1 million for the year ended December 31, 2020. This period-over-period increase was primarily due to $3.7 million of grant income recorded on PRS-220 as well as foreign exchange realized gains due to a strengthening U.S. dollar compared to the same period in the prior year.
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
Through December 31, 2021, we have funded our operations with $568.0 million of cash that has been obtained from the following main sources: $276.0 million from sales of equity; $270.6 million in total payments received under license and collaboration agreements, including $52.9 million for research and development services costs received from our collaboration partners; $14.8 million from government grants and $6.5 million from loans.
As of December 31, 2021, we had a total of $117.8 million in cash and cash equivalents. We have incurred losses in every period since inception including the years ended December 31, 2021 and 2020, respectively, and have a total accumulated deficit of $257.1 million as of December 31, 2021. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for at least the next several years.
The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2021 and 2020 respectively (in thousands):

	Years ended December 31,
	2021	2020
Net cash used in operating activities	$(7,660)	$(45,896)
Net cash (used in) provided by investing activities	(949)	39,212
Net cash provided by financing activities	59,127	10,115

Net cash used in operating activities for the year ended December 31, 2021 and 2020 was $7.7 million and $45.9 million, respectively. Lower operating cash used in 2021 was benefited by higher deferred revenue, primarily driven by the new collaboration agreement with Genentech, and higher accounts payable and accrued expenses, offset partially by higher accounts receivables and prepaid expenses. This compares to the impact of lower accounts payable, accrued expenses and deferred revenue, primarily driven by revenue recognized for the discontinued Servier programs and the satisfaction of a performance obligation under the Seagen agreements, for the year ended December 31, 2020. Offsetting the impact from changes in operating assets and liabilities was an increase in the net loss in 2021 compared to the same timeframe in 2020.
The change in net cash used in investing activities for the year ended December 31, 2021 compared to net cash provided by investing activities the same period in 2020 is mainly attributable to the impact of net investments changes (purchases and maturities of available-for-sale securities) for which there is no activity in the comparable current year period. Additionally, purchases of property and equipment were lower as the 2020 purchases primarily related to our move to a new R&D facility.

Financing activities for the year ended December 31, 2021 and 2020 provided cash of $59.1 million and $10.1 million, respectively. The increase in 2021 compared to 2020 is driven by equity investments from both Seagen and AstraZeneca (see Note 3), higher sales activity under our ATM programs and higher proceeds received from warrant and option exercises. There was limited option exercise activity for the same period in 2020.

In August 2019, we entered into a sales agreement pursuant to which we may offer and sell shares of its common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through an “at the market offering” program, or the 2019 ATM Program, under a shelf registration statement on Form S-3 (File No. 333-226725). In August 2021, the 2019 ATM Program expired.
In August 2021, we established a second ATM offering program, or the 2021 ATM Program, under the existing sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The 2021 ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the year ended December 31, 2021, we sold 8.2 million shares for gross proceeds of $39.7 million under both ATM programs at an average stock price of $4.85. For the year ended December 31, 2020, we sold 3.6 million shares at a price of $2.80 per share resulting in gross proceeds of $10.0 million under the 2019 ATM Program only.
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
We plan to raise additional capital to fulfill our operating and capital requirements through public or private equity financings, utilization of our ATM program, strategic collaborations, licensing arrangements, and/or the achievement of milestones under our collaborative agreements. The funding requirements of our operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although we continue to pursue these funding plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses for the periods presented. Management makes estimates and exercises judgment in revenue recognition, accrued and prepaid clinical trial expenses, share-based payments and income taxes. Judgments must also be made about the disclosure of contingent liabilities, and these estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and under different assumptions or conditions.

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
The Company accounts for revenue recognition pursuant to FASB ASC Topic 606, Revenue Recognition, or ASC 606. The standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services.

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
We evaluate the realizability of our net deferred tax assets, including considering the level of historical operating results and projections of taxable income for the future. We record a full valuation allowance to reduce our net deferred tax assets when it is determined that it is more likely than not that our net deferred tax assets will not be realized.
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
Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2021. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.
Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of December 31, 2021, our disclosure controls and procedures and internal control over financial reporting were effective.

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
Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fourth quarter of 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
    The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 11.	EXECUTIVE COMPENSATION
    The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
    The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2021.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements” on page F-1 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Acquisition Agreement, dated as of December 17, 2014, by and among the Registrant, Pieris AG and the former stockholders of Pieris AG named therein		Form 8-K (Exhibit 2.1)	December 18, 2014	333-190728

3.1	Amended and Restated Articles of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	December 18, 2014	333-190728

3.2	Certificate of Designation of Series A Convertible Preferred Stock		Form 10-Q (Exhibit 3.1)	August 11, 2016	001-37471

3.3	Certificate of Designation of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	February 4, 2019	001-37471

3.4	Certificate of Designation of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	November 4, 2019	001-37471

3.5	Certificate of Designation of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	April 6, 2020	001-37471

3.6	Certificate of Designation of Series E Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	May 21, 2021	001-37471

3.7	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	December 18, 2014	333-190728

3.8	Amendment to the Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	September 3, 2019	001-37471

4.1	Form of Common Stock certificate		Form 8-K (Exhibit 4.1)	December 18, 2014	333-190728

4.2	Form of Common Stock certificate		Form 10-K (Exhibit 4.2)	March 23, 2016	001-37471

4.3	Description of Registered Securities		Form 10-K (Exhibit 4.3)	March 13, 2020	001-37471

10.1	2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	December 18, 2014	333-190728

10.2	Form of Stock Option Award Agreement under the Registrant’s 2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.2)	December 18, 2014	333-190728

10.3	2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 1, 2016	001-37471

10.4	Form of Stock Option Award Agreement under the Registrant’s 2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 10-K (Exhibit 10.4)	March 30, 2017	001-37471

10.5	2018 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 26, 2018	001-37471

10.6	Form of Stock Option Award Agreement under the Registrant’s 2018 Employee, Director and Consultant Equity Incentive Plan	#	Form S-8 (Exhibit 10.2)	August 9, 2018	333-226733

10.7	Form of Stock Option Award Agreement under the Registrant’s 2020 Employee, Director and Consultant Equity Incentive Plan	#	Form S-8 (Exhibit 10.2)	August 5, 2021	333-258502

10.8	2018 Employee Stock Purchase Plan	#	Form 8-K (Exhibit 10.2)	July 26, 2018	001-37471

10.9	2019 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 31, 2019	001-37471

10.10	2020 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	June 29, 2020	001-37471

10.11	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	#	Form 8-K (Exhibit 10.1)	June 29, 2021	001-37471

10.12	Research and Licensing Agreement by and between Pieris AG and Technische Universität München, dated as of July 26, 2007	±	Form 10-K (Exhibit 10.10)	March 30, 2015	333-190728

10.13	License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc dated as of April 18, 2016	±	Form 10-Q/A (Exhibit 10.1)	July 20, 2016	001-37471

10.14	Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. dated as of June 6, 2016	±	Form 10-Q (Exhibit 10.1)	August 11, 2016	001-37471

10.15	Amendment No.1 to Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. effective as of January 3, 2017		Form 10-K (Exhibit 10.14)	March 30, 2017	001-37471

10.16	Collaboration Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017	±	Form 10-K/A (Exhibit 10.15)	April 26, 2018	001-37471

10.17	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017	±	Form 10-K/A (Exhibit 10.16)	April 26, 2018	001-37471

10.18	First Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of June 16, 2017	±	Form 10-Q/A (Exhibit 10.4)	April 26, 2018	001-37471

10.19	Letter Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of January 3, 2020	+	Form 10-K (Exhibit 10.16)	March 13, 2020	001-37471

10.20	License & Collaboration Agreement by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH & Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017	±	Form 10-Q/A (Exhibit 10.1)	April 26, 2018	001-37471

10.21	Amendment No. 2, dated March 29, 2021, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	±	Form 10-Q (Exhibit 10.4)	May 17, 2021	001-37471

10.22	Non-Exclusive Anticalin® Platform Technology License Agreement, by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH and Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017	±	Form 10-Q/A (Exhibit 10.2)	April 26, 2018	001-37471

10.23	Amendment No. 1, dated March 29, 2021, to the Non-Exclusive Anticalin® Platform Technology License Agreement, dated May 2, 2017, by and between the Registrant and AstraZeneca AB	±	Form 10-Q (Exhibit 10.5)	May 17, 2021	001-37471

10.24	Subscription Agreement, dated March 29, 2021, by and between the Registrant and AstraZeneca AB	±	Form 10-Q (Exhibit 10.6)	May 17, 2021	001-37471

10.25	License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated February 8, 2018	±	Form 10-Q (Exhibit 10.1)	May 10, 2018	001-37471

10.26	Amendment No. 1 to License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.3)	August 10, 2020	001-37471

10.27	Amended and Restated License and Collaboration Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.1)	May 17, 2021	001-37471

10.28	Combination Study Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.2)	May 17, 2021	001-37471

10.29	Subscription Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.3)	May 17, 2021	001-37471

10.30	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated February 8, 2018	±	Form 10-Q (Exhibit 10.2)	May 10, 2018	001-37471

10.31	Amendment No. 1 to Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.3	August 10, 2020	001-37471

10.32	Clinical Trial Collaboration and Supply Agreement by and among the Registrant and Eli Lilly and Company, dated August 10, 2020		Form 10-Q (Exhibit 10.1)	November 4, 2020	001-37471

10.33	Exclusive Product License Agreement, dated April 24, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and BP Asset XII, Inc.		Form 10-Q (Exhibit 10.1)	August 5, 2021	001-37471

10.34	Research Collaboration and License Agreement, dated May 19, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and Genentech, Inc.		Form 10-Q (Exhibit 10.3)	August 5, 2021	001-37471

10.35	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers	#	Form 8-K (Exhibit 10.10)	December 18, 2014	333-190728

10.36	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.15)	December 18, 2014	333-190728

10.37	Employment Agreement by and between the Registrant and Ahmed Mousa, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.1)	November 2, 2021	001-37471

10.38	Employment Agreement by and between the Registrant and Tom Bures, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.2)	November 2, 2021	001-37471

10.39	Non-Employee Director Compensation Policy, as amended	*#

10.40	Agreement of Sublease by and between Berenberg Capital Markets LLC and the Registrant, dated as of August 27, 2015		Form 10-Q (Exhibit 10.3)	November 13, 2015	001-37471

10.41	Subtenant Recognition and Attornment Agreement, by and among Pieris Pharmaceuticals, Inc., 225 State Street, LLC, and Berenberg Capital Markets LLC, dated as of May 31, 2019		Form 10-Q (Exhibit 10.29.1)	August 9, 2019	001-37471

10.42	Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated October 24, 2018		Form 10-K (Exhibit 10.30)	March 18, 2019	001-37471

10.43	Amendment No. 1 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated May 21, 2019 (English translation)		Form 10-K (Exhibit 10.31)	March 13, 2020	001-37471

10.44	Amendment No. 2 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated February 13, 2020 (English translation)		Form 10-K (Exhibit 10.32)	March 13, 2020	001-37471

10.45	Form of Securities Purchase Agreement, dated December 17, 2014, by and among the Registrant and the Purchasers		Form 8-K (Exhibit 10.1)	December 23, 2014	333-190728

10.46	Form of Registration Rights Agreement, dated December 17, 2014, by and among the Registrant and the investors party thereto		Form 8-K (Exhibit 10.2)	December 23, 2014	333-190728

10.47	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by the Registrant		Form 8-K (Exhibit 10.3)	December 23, 2014	333-190728

10.48	Securities Purchase Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.1)	June 6, 2016	001-37471

10.49	Registration Rights Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.3)	June 6, 2016	001-37471

10.50	Form of Warrant to purchase Common Stock, dated June 2, 2016, issued by the Registrant		Form 8-K (Exhibit 10.2)	June 6, 2016	001-37471

10.51	Securities Purchase Agreement, dated November 2, 2019, by and among the Company and the Investors named therein		Form 8-K (Exhibit 10.1)	November 4, 2019	001-37471

10.52	Registration Rights Agreement, dated November 2, 2019, by and among the Company and the Investors named therein		Form 8-K (Exhibit 10.3)	November 4, 2019	001-37471

10.53	Form of Warrant to purchase Common Stock, dated November 2, 2019, issued by the Registrant		Form 8-K (Exhibit 10.2)	November 4, 2019	001-37471

10.54	Exchange Agreement, dated January 30, 2019, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.		Form 8-K (Exhibit 10.1)	February 4, 2019	001-37471

10.55	Exchange Agreement, dated March 31, 2020, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.		Form 8-K (Exhibit 10.1)	April 6, 2020	001-37471

10.56	Exchange Agreement by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., and MSI BVF SPV, L.L.C., dated as of May 20, 2021		Form 8-K (Exhibit 10.1)	May 21, 2021	001-37471

10.57	Open Market Sale Agreement, dated as of August 9, 2019, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC		Form 10-Q (Exhibit 10.1)	August 9, 2019	001-37471

10.58	Managing Director Services Agreement by and between Pieris Pharmaceuticals GmbH and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.2)	November 12, 2019	001-37471

10.59	Non-Qualified Stock Option Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.3)	November 12, 2019	001-37471

10.6	Form of Non-Qualified Stock Option Agreement by and between the Registrant and Tim Demuth, M.D., Ph.D.		Form S-8 (Exhibit 10.3)	August 5, 2021	333-258502

14.1	Corporate Code of Ethics and Conduct and Whistleblower Policy		Form 10-K (Exhibit 14.1)	March 31, 2021	001-37471

21.1	List of Subsidiaries	*

23.1	Consent of Ernst & Young LLP	*

31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**

32.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

*	Filed herewith

**	Furnished herewith

±	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
+	Portions of the exhibit are omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Copies of the unredacted exhibit will be furnished to the SEC upon request.
#	Indicates a management contract or compensatory plan

Item 16.	FORM 10-K SUMMARY
We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

March 1, 2022	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Yoder	President, Chief Executive Officer and	March 1, 2022
Stephen S. Yoder	Director (Principal Executive Officer)

/s/ Thomas Bures	Chief Financial Officer	March 1, 2022
Thomas Bures	(Principal Financial and Accounting Officer)

/s/ James Geraghty	Chairman of the Board of Directors	March 1, 2022
James Geraghty

/s/ Michael Richman	Director	March 1, 2022
Michael Richman

/s/ Maya R. Said, Sc.D.	Director	March 1, 2022
Maya R. Said, Sc.D.

/s/ Peter Kiener, D.Phil.	Director	March 1, 2022
Peter Kiener, D.Phil.

/s/ Christopher Kiritsy	Director	March 1, 2022
Christopher Kiritsy

/s/ Ann Barbier, M.D., Ph.D.	Director	March 1, 2022
Ann Barbier, M.D., Ph.D.

/s/ Matthew L. Sherman, M.D.	Director	March 1, 2022
Matthew L. Sherman, M.D.

PIERIS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pieris Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pieris Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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
Boston, Massachusetts
March 1, 2022

PIERIS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$117,764	$70,436
Accounts receivable	3,313	1,706
Prepaid expenses and other current assets	6,548	3,579
Total current assets	127,625	75,721
Property and equipment, net	19,122	22,046
Operating lease right-of-use assets	3,909	3,934
Other non-current assets	2,904	3,309
Total assets	$153,560	$105,010
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,609	$1,787
Accrued expenses and other current liabilities	16,836	7,731
Deferred revenues, current portion	25,116	12,627
Total current liabilities	50,561	22,145
Deferred revenue, net of current portion	38,403	35,900
Operating lease liabilities	13,841	15,932
Other long-term liabilities	—	6
Total liabilities	102,805	73,983
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 10,000,000 shares authorized and 15,617 and 14,429 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 72,222,661 and 56,002,815 shares issued and outstanding at December 31, 2021 and 2020, respectively	72	56
Additional paid-in capital	306,998	242,672
Accumulated other comprehensive income (loss)	829	(295)
Accumulated deficit	(257,144)	(211,406)
Total stockholders’ equity	50,755	31,027
Total liabilities and stockholders’ equity	$153,560	$105,010
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share data)

	Years Ended December 31,
	2021	2020
Revenue
Customer revenue	$27,940	$23,911
Collaboration revenue	3,478	5,412
Total revenue	31,418	29,323
Operating expenses
Research and development	66,656	46,531
General and administrative	16,593	16,713
Total operating expenses	83,249	63,244
Loss from operations	(51,831)	(33,921)
Other income (expense)
Interest income	4	511
Grant income	3,685	—
Other income (expense), net	2,404	(3,656)
Loss before income taxes	(45,738)	(37,066)
Income tax provision	—	164
Net loss	$(45,738)	$(37,230)
Foreign currency translation	1,124	1,630
Unrealized gain on available-for-sale securities	—	70
Comprehensive loss	$(44,614)	$(35,530)
Net loss per share:
Basic and diluted	$(0.71)	$(0.68)
Weighted average number of common shares outstanding used in net loss per share attributable to common stockholders
Basic and diluted	64,547	54,481
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible preferred shares		Common shares		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of January 1, 2020	11	—	55,212	55	227,468	(1,995)	(174,176)	51,352
Net loss	—	—	—	—	—	—	(37,230)	(37,230)
Foreign currency translation adjustment	—	—	—	—	—	1,630	—	1,630
Unrealized gain on investments	—	—	—	—	—	70	—	70
Stock based compensation expense	—	—	—	—	5,090	—	—	5,090
Issuance of common stock resulting from exercise of stock options	—	—	149	—	291	—	—	291
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	70	—	200	—	—	200
Issuance of common stock resulting from exercise of warrants	—	—	—	—	—	—	—	—
Issuance of common stock pursuant to ATM, net of $0.4 million in offering costs	—		3,571	4	9,620	—	—	9,624
Preferred stock conversion (Series D)	3	—	(3,000)	(3)	3	—	—	—
Balance as of December 31, 2020	14	$—	56,003	$56	$242,672	$(295)	$(211,406)	$31,027
Net loss	—	—	—	—	—	—	(45,738)	(45,738)
Foreign currency translation adjustment	—	—	—	—	—	1,124	—	1,124
Stock based compensation expense	—	—	—	—	5,215	—	—	5,215
Issuance of common stock resulting from exercise of stock options	—	—	482	—	1,024	—	—	1,024
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	64	—	165	—	—	165
Issuance of common stock resulting from exercise of warrants	—	—	1,391	1	836	—	—	837
Issuance of common stock resulting from conversion of preferred stock	(4)	—	3,812	4	(4)	—	—	—
Preferred stock conversion (Series E)	5	—	(5,000)	(5)	5	—	—	—
Issuance of common stock pursuant to at the market offering program, net of $1.5 million in offering costs	—		8,180	8	38,180	—	—	38,188
Issuance of common stock pursuant to private placement offering, net of $0.1 million in offering costs	—	—	7,290	8	18,905	—	—	18,913
Balance as of December 31, 2021	16	—	72,222	72	306,998	829	(257,144)	50,755
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020
Operating activities:
Net loss	$(45,738)	$(37,230)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,459	2,311
Right-of-use asset amortization	(91)	(184)
Stock-based compensation	5,215	5,090
Other non-cash transactions	(30)	(133)
Realized investment gain/loss	—	471
Deferred tax expense	—	164
Foreign currency re-measurement loss	—	(8)
Changes in operating assets and liabilities:
Accounts receivable	(1,813)	5,343
Prepaid expenses and other assets	(3,154)	(500)
Deferred revenue	19,555	(14,496)
Accounts payable	7,049	(4,354)
Accrued expenses and other current liabilities	9,876	(1,655)
Lease liabilities	(988)	(715)
Net cash used in operating activities	(7,660)	(45,896)
Investing activities:
Purchase of property and equipment	(949)	(2,726)
Proceeds from maturities of investments	—	83,437
Purchase of investments	—	(41,499)
Net cash (used in) provided by investing activities	(949)	39,212
Financing activities:
Proceeds from exercise of options	1,024	291
Proceeds from employee stock purchase plan	165	200
Proceeds from exercise of warrants	837	—
Proceeds from issuance of common stock resulting from ATM sales, net of $1.5 million in transaction costs	38,188	9,624
Proceeds from issuance of common stock from private placement, net of $0.1 million in issuance costs	18,913	—
Net cash provided by financing activities	59,127	10,115
Effect of exchange rate change on cash and cash equivalents	(3,190)	4,745
Net increase in cash and cash equivalents	47,328	8,176
Cash and cash equivalents at beginning of year	70,436	62,260
Cash and cash equivalents at end of year	$117,764	$70,436
Supplemental cash flow disclosures:
Property and equipment included in accounts payable	$237	$131
The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Corporate Information
Pieris Pharmaceuticals, Inc., was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company which was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries, hereinafter collectively Pieris, or the Company, is a clinical-stage biopharmaceutical company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Pieris' corporate headquarters is located in Boston, Massachusetts and its research facility, as of December 31, 2021, was located in Hallbergmoos, Germany.
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

As of December 31, 2021, cash and cash equivalents were $117.8 million. The Company’s net loss was $45.7 million and $37.2 million for the years ended December 31, 2021 and 2020, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $257.1 million as of December 31, 2021. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years.
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
The Company plans to raise additional capital to fulfill its operating and capital requirements through public or private equity financings, utilization of its current ATM program, strategic collaborations, licensing arrangements, government grants and/or the achievement of milestones under its collaborative agreements. The funding requirements of the Company’s operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue these funding plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. Until such time as the Company can generate substantial product revenues, if ever, the Company expects to finance its cash needs through a combination of equity offerings, debt financings, strategic partnerships, government grants and licensing arrangements. The terms of any future financing may adversely affect the holdings or the rights of the Company’s existing stockholders.
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

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition; deferred tax assets, deferred tax liabilities and valuation allowances; determination of the incremental borrowing rate to calculate right-of-use assets and lease liabilities; beneficial conversion features; fair value of stock options, preferred stock, and warrants; and prepaid and accrued clinical trial expenses. Management evaluates its estimates on an ongoing basis. Actual results and outcomes could differ materially from management’s estimates, judgments, and assumptions.
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
Realized and unrealized gains and losses resulting from foreign currency transactions denominated in currencies other than the functional currency are reflected as other (expense) income, net in the consolidated statements of operations. Foreign currency gains and losses on available-for-sale investment transactions are recorded to other comprehensive income (loss) on the Company's balance sheet per Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 830, Foreign Currency Matters.
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

Available-for-sale investments are recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the Company’s balance sheets. Realized gains and losses are determined using the specific identification method and are included as a component of other income (expense).

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and investments, if any (Note 6).

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
Accounts Receivable
Accounts receivable are recorded net of allowances for doubtful accounts and represent amounts due from strategic partners. The Company monitors and evaluates collectability of receivables on an ongoing basis and considers whether an allowance for doubtful accounts is necessary. The Company determined that no such reserve is needed as of December 31, 2021 and 2020. Historically, Pieris has not had collectability issues.
Property and Equipment
Property and equipment are recorded at acquisition cost, less accumulated depreciation and impairment. Depreciation on property and equipment is calculated using the straight-line method over the remaining estimated useful lives of the assets. Maintenance and repairs to these assets are charged to expenses as occurred. During the year ended December 31, 2020, the Company added material assets related to the February 2020 move to a new research and development facility in Hallbergmoos, Germany. Substantially all of the Company's fixed assets are located in Germany. The estimated useful life of the different groups of property and equipment is as follows:

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
Revenue Recognition
Pieris has entered into several licensing agreements with collaboration partners for the development of Anticalin therapeutics against a variety of targets. The terms of these agreements provide for the transfer of multiple goods or services which may include: (i) licenses, or options to obtain licenses, to Pieris’ Anticalin technology and/or specific programs and (ii) research and development activities to be performed on behalf of or with a collaborative partner. Payments to Pieris under these agreements may include upfront fees (which include license and option fees), payments for research and development activities, payments based upon the achievement of certain milestones, and royalties on product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that could result in material financial consequences to Pieris. As the Company's intellectual property is located in Germany, the Company records all consolidated revenue in its Pieris Pharmaceuticals, GmbH subsidiary.

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

In November 2018, the FASB issued ASU 2018-18, which makes targeted improvements to U.S. GAAP for collaborative arrangements, including: clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, or ASC 606, when the collaborative arrangement participant is a customer in the context of a unit of account; adding unit-of-account guidance in ASC 808 to align with the guidance in ASC 606; and a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The guidance per ASU 2018-18 was adopted retrospectively to the date of initial application of ASC 606. The Company adopted ASU 2018-18 in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements; however, revenue recognized under a collaborative arrangement involving a participant that is not a customer (Collaboration revenue) is now presented separately from Customer revenue. All amounts presented herein are in conformity with ASU 2018-18.

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

The Company calculates the maximum amount of potential milestones achievable under each collaboration agreement and discloses such potential future milestones for all current collaborations using such a maximum calculation.
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
Income Taxes
The Company applies ASC Topic 740 Income Taxes, which established financial accounting and reporting requirements for the effects of income taxes that result from the Company’s activities during the current and preceding years. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates expected to apply to taxable income in the jurisdictions and years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Where the Company determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized in the future, the deferred tax assets are reduced by a valuation allowance. The Company records interest and penalties related to uncertain tax positions as part of income tax expense.
The Tax Cuts and Jobs Act (TCJA) subjects a U.S. shareholder to tax on global-intangible low tax income (GILTI) earned by certain foreign subsidiaries. The Company has made an accounting policy election to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.
Stock-based Compensation
The Company measures share-based payments in accordance with ASC Topic 718, Stock Compensation. Pieris records its stock-based compensation expense over the requisite service period and records forfeitures as they occur. Determining the appropriate fair value model and related assumptions requires judgment, including estimating share price volatility and expected terms of the awards. For employee options, the fair value measurement date is generally on the date of grant and the related compensation expense is recognized on a straight-line basis over the requisite service period of the awards, less expense for actual forfeitures.
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
All excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the Company's statement of operations and comprehensive loss. For the years ended December 31, 2021 and 2020, the Company did not record an income statement benefit for excess tax benefits as a valuation allowance is also required on these amounts.
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

Leases
The Company accounts for leases pursuant to ASC 842 Leases (Topic 842), or ASC 842. As a lessee, the Company is required to recognize (i) a lease liability, which is a lessees obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date. Any variable components of lease costs are excluded from lease payments and are recognized in the period incurred.

The Company determines if an arrangement is a lease at inception. The Company’s contracts are determined to contain a lease within the scope of ASC 842 when all of the following criteria based on the specific circumstances of the arrangement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset. In addition, the Company does not apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and does not separate lease and non-lease components for all asset classes. Any variable components of lease costs are excluded from lease payments and are recognized in the period incurred.

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
Segment Reporting
Operating segments are identified as components of an enterprise where separate discrete financial information is evaluated by the chief operating decision maker in making decisions on how to allocate resources and assess performance. The Company operates as a single segment dedicated to the discovery and development of biotechnological applications and the Company’s chief operating decision maker, or CODM, makes decisions based on the Company as a whole. The Company has determined that its CODM is its Chief Executive Officer.
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
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832), or ASU 2021-10. ASU 2021-10 provides clarity on increasing transparency over the disclosure of certain government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Diversity currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities because of the lack of specific authoritative guidance in generally accepted accounting principles. The guidance in ASU 2021-10 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company adopted this standard for the period ended December 31, 2021 on a prospective basis and concluded that we have made the required disclosure in Footnote 5 below.
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

During the years ended December 31, 2021 and 2020, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Years Ended December 31,
	2021	2020
AstraZeneca	$18,919	$8,308
Seagen	768	9,702
Servier	4,070	11,313
Boston Pharmaceuticals	5,711	—
Genentech	1,950	—
Total Revenue	$31,418	$29,323
Under the Company´s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions) as of December 31, 2021:

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$1,096	$4,275
Servier	136	102
Seagen	754	450
Boston Pharmaceuticals	88	265
Genentech	844	600
Total potential milestone payments	$2,918	$5,692
Strategic Partnerships
Genentech

On May 19, 2021, the Company and Genentech, Inc., or Genentech, entered into a Research Collaboration and License Agreement, or the Genentech Agreement, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies that leverage the Company’s proprietary Anticalin technology. Upon signing the Genentech Agreement, Genentech paid the Company a $20 million upfront fee. In addition, the Company may be eligible to receive additional milestone payments across multiple programs, as well as tiered royalty payments on net sales at percentages ranging from the mid-single to low double-digits, subject to certain standard reductions and offsets.

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

The transaction price at inception is comprised of fixed consideration of $20.0 million in upfront fees and was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The amounts allocated to the performance obligations for the two research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the target options will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program along with any remaining deferred revenue associated with the replacement target. The amounts allocated to the participation on the committee will be recognized on a straight-line basis over the anticipated research term for all research programs. As of December 31, 2021, there was $16.6 million of aggregate transaction price allocated to remaining performance obligations.

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

As of December 31, 2021, there were $8.1 million and $8.5 million of current and non-current deferred revenue, respectively, related to the Genentech Agreement.
Boston Pharmaceuticals

On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an Exclusive Product License Agreement, or the BP Agreement, to develop PRS-342, a 4-1BB/GPC3 preclinical immuno-oncology Anticalin-antibody bispecific fusion protein.

Under the terms of the BP Agreement, Boston Pharmaceuticals exclusively licensed worldwide rights to PRS-342. The Company received an upfront payment of $10.0 million and is further entitled to receive development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of PRS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the BP Agreement or a change of control of Boston Pharmaceuticals. The Company will also contribute up to $4.0 million toward manufacturing activities.

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

The amounts allocated to the performance obligations did not meet the criteria to be recognized over time on a proportional performance basis and thus will be recognized at a point in time. The Company determined that the performance obligation will be fully satisfied when all of the deliverables in the combined performance obligation are transferred to Boston Pharmaceuticals as that is the point at which Boston Pharmaceuticals can fully use and benefit from the license to PRS-342. The Company transferred all such deliverables to Boston Pharmaceuticals in the fourth quarter of 2021. As of December 31, 2021, the Company has recognized the full transaction price, or $5.7 million, as revenue and there is no remaining deferred revenue.
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

Under the terms of the Seagen Agreements, the companies will pursue multiple Anticalin-antibody fusion proteins during the research phase. The Seagen Agreements provide Seagen a base option to select up to three programs for further development. Prior to the initiation of a pivotal trial, the Company may opt into global co-development and U.S. commercialization of the second program and share in global costs and profits on an equal basis. Seagen will solely develop, fund and commercialize the other two programs. Seagen may also decide to select additional candidates from the initial research phase for further development in return for the payment to us of additional fees, milestone payments, and royalties

The Seagen Platform License grants Seagen a non-exclusive license to certain intellectual property related to the Anticalin platform technology.

Upon signing the Seagen Agreements, Seagen paid the Company a $30.0 million upfront fee and an additional $4.9 million was estimated to be paid for research and development services as reimbursement to the Company through the end of the research term. In addition, the Company may receive tiered royalties on net sales up to the low double-digits and success-based research, development, commercial, and sales milestones payments across the product candidates, depending on the successful development and commercialization of those candidates. If Seagen exercises its option to select additional candidates from the initial research phase for further development, payment to Pieris of additional fees, milestone payments, and royalties would result.

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

The transaction price at inception is comprised of fixed consideration of $30.0 million in upfront fees and variable consideration of $4.9 million of estimated research and development services to be reimbursed as research and development occurs through the research term. The $30.0 million upfront fee, which represents the fixed consideration in the transaction price, was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The $4.9 million in variable consideration related to the research and development services is allocated specifically to the three target program performance obligations based upon the budgeted services for each program

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires, or if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized straight-line over the anticipated research term for all research programs. As of December 31, 2021, there was $21.5 million of aggregate transaction price allocated to remaining performance obligations.

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
As of December 31, 2021, there is $10.3 million and $8.2 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

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

In addition to the Company’s lead inhaled drug candidate, PRS-060/AZD1402, or the AstraZeneca Lead Product, the Company and AstraZeneca, under the original terms of the the AstraZeneca Collaboration Agreement, would also collaborate to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products. The Company is responsible for advancing the AstraZeneca Lead Product through its phase 1 study, with the associated costs funded by AstraZeneca. The parties will collaborate thereafter to conduct a phase 2a study in asthma patients, with AstraZeneca continuing to fund development costs. After completion of a phase 2a study, Pieris has the option to co-develop the AstraZeneca Lead Product and also has a separate option to co-commercialize the AstraZeneca Lead Product in the United States. For the AstraZeneca Collaboration Products, the Company will be responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca will take the lead on continued development of the AstraZeneca Collaboration Products. The Company has the option to co-develop two of the four AstraZeneca Collaboration Products beginning at a pre-defined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of December 31, 2021, there was $18.7 million of aggregate transaction price allocated to remaining performance obligations.

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

On March 29, 2021, the Company and AstraZeneca entered into (1) Amendment No. 1 to the Non-exclusive Anticalin® Platform License Agreement dated May 2, 2017 and (2) Amendment No. 2 to the License and Collaboration Agreement dated May 2, 2017, as previously amended by Amendment No. 1 dated September 14, 2020, collectively, the Amended Collaboration Agreement. Under the Amended Collaboration Agreement, the parties agreed to restructure certain commercial economics for the PRS-060/AZD1402 program by increasing potential sales milestones and reducing potential sales royalties, while fundamentally maintaining the overall value split between AstraZeneca and the Company.

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

Also in March 2021, the Company earned a $13.0 million milestone from AstraZeneca related to the initiation of the phase 2a study for PRS-060/AZD1402. The Company assessed the milestone payment under ASC 606 and determined that there no longer existed a constraint on the milestone as the performance obligation related to the phase 2a study was fully satisfied. Therefore, the Company realized the full $13.0 million as milestone revenue for the year ended December 31, 2021.
In January 2022, the Company and AstraZeneca jointly discontinued one discovery-stage programs as they were not able to validate an exploratory target. Pieris retains co-development and co-commercialization options for two of the three remaining active discovery programs.
As of December 31, 2021, there is $0.9 million and $17.0 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of December 31, 2021, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract is $0.6 million. Amortization during the years ended December 31, 2021 and 2020 was de minimis.

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

Under the Servier Agreements, the Company received an upfront, non-refundable payment of €30.0 million (approximately $32.0 million). In addition, the Company is eligible to receive research, development, commercial, and sales milestone payments as well as tiered royalties up to low double digits on the sales of commercialized products in the Servier territories. Since inception of the Servier Collaboration Agreement, the Company has achieved four development milestones under Servier Agreements totaling €3.8 million (approximately $4.3 million), all of which became billable on their respective achievement dates.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of December 31, 2021, there was $10.4 million of aggregate transaction price allocated to remaining performance obligations.

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

In February 2020, the research term was extended for 12 months. The Company updated the transaction price for the extension for revenue recognition purposes and allocated it ratably over all unsatisfied performance obligations. As part of the expiration of the initial research term, the option to expand the collaboration beyond the initial five committed programs also expired. In March 2020, Servier notified the Company of its decision to discontinue co-development of two earlier preclinical stage programs for strategic reasons based upon an extensive portfolio review. The notification required a 60-day period to complete remaining obligations on the programs; however, the Company determined that the material rights to acquire development and commercial licenses for one Co-Development Collaboration Product and for one Servier Developed Collaboration Products lapsed in March 2020 and recognized $7.1 million of previously deferred revenue associated with these material rights during 2020. The discontinuation of the two earlier preclinical stage programs decreased the future potential milestone payments the Company could achieve. The parties continue to advance the development of two preclinical programs: PRS-344/S095012, a 4-1BB/PD-L1 bispecific designed as a co-development program, and PRS-352, which addresses undisclosed targets and for which Servier has worldwide rights.

In February 2021, the research term was extended for another 12 months.

As of December 31, 2021, there is $5.8 million and $4.6 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of December 31, 2021, the remaining balance of the asset recognized from costs to obtain the Servier contract is $0.1 million. Amortization during the twelve months ended December 31, 2021 was de minimis. Amortization during the twelve months ended December 31, 2020 was $0.1 million.

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

There were $31.6 million of additions to deferred revenue during the twelve months ended December 31, 2021 and reductions to deferred revenue were $11.0 million for the twelve months ended December 31, 2021.

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

5.    Grant Income

One of the Company's proprietary respiratory assets is PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, and it is being developed as a local treatment for idiopathic pulmonary fibrosis. In June 2021, the Company received a €14.2 million (approximately $17.0 million) grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy (the Bavarian Grant) supporting research and development for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.

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

6.    Cash, Cash Equivalents and Investments
As of December 31, 2021 and 2020, cash equivalents were $56.9 million and $64.0 million, respectively, and are comprised of money market accounts, all of which are Level 1 investments. The Company did not hold any Level 2 or 3 investments as of December 31, 2021 and 2020 and did not have any transfers of investments between levels during the years ended December 31, 2021 and 2020.

The Company did not have any realized gains or losses for the year ended December 31, 2021. The Company had $0.6 million of realized losses for the year ended December 31, 2020.

7.    Property and Equipment, Net
Property and equipment are summarized as follows (in thousands):

	Years Ended December 31,
	2021	2020
Leasehold improvements	$13,130	$14,159
Laboratory equipment	11,354	11,188
Office furniture and equipment	1,959	2,120
Computer equipment	396	394
Property and equipment at cost	26,839	27,861
Accumulated depreciation	(7,717)	(5,815)
Property and equipment, net	$19,122	$22,046
Depreciation expense was $2.4 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. There were no other changes in accumulated depreciation other than the foreign currency impact.

8.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020
Research and development fees	$5,682	$2,001
Compensation expense	3,581	2,759
Accrued accounts payable	2,980	1,220
Collaboration cost-sharing obligation	1,610	16
Accrued license obligations	1,541	358
Lease liabilities	1,049	1,030
Other current liabilities	393	347
Total	$16,836	$7,731

9.    Income Taxes
The Company reported a loss before income taxes consisting of the following (in thousands):

	Years Ended December 31,
	2021	2020
Domestic	$(11,312)	$(12,134)
Foreign	(34,426)	(24,932)
Loss before income taxes	$(45,738)	$(37,066)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	—	—
Foreign	—	164
Total current	—	164
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Provision for income taxes	$—	$164
The reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	2021	2020
Federal income tax rate	21.0%	21.0%
Foreign rate differential	5.6	1.9
State tax, net of federal benefit	1.2	1.9
US tax on foreign income	—	—
Share-based awards compensation	(3.5)	(3.8)
Permanent items	(0.2)	(2.4)
Provision to return	3.3	—
Other	—	(0.4)
Change in valuation allowance	(27.4)	(18.7)
Effective income tax rate	—%	(0.5)%

The components of deferred tax assets and liabilities related to net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$49,280	$39,175
Share-based awards compensation	2,739	2,913
Accrued expenses	323	230
Depreciation and other	384	297
Unrealized foreign currency	256	771
Lease liability	4,022	4,582
Total deferred tax assets	57,004	47,968
Deferred tax liabilities:
Right-of-use asset	(3,729)	(4,235)
Accrued expenses	(68)	—
Total deferred tax liabilities	(3,797)	(4,235)
Less: valuation allowance:	(53,207)	(43,733)
Net deferred tax asset	$—	$—

The Company operates in multiple jurisdictions. Accordingly, the Company files U.S. federal and state income tax returns as well as returns in multiple foreign jurisdictions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Management believes it is more likely than not that the results of future operations will not generate sufficient taxable income in the United States or in its foreign jurisdictions to realize the full benefits of its deferred tax assets. As of December 31, 2021, the Company continues to maintain a full valuation allowance against all net deferred tax assets.
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
The increase in the valuation allowance of deferred tax assets of $9.5 million was primarily a result of the operating losses generated in current tax year.
As of December 31, 2021, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $33.1 million and net operating loss carryforwards for state income tax purposes of $37.4 million. Federal tax loss carryforwards that were created prior to December 31, 2017 expire through 2037 and federal losses created after that date do not expire. State loss carryforwards expire starting in 2035. Pursuant to Section 382 of the Internal Revenue Code, and similar state tax law, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study through December 31, 2020. Based on the study, the Company underwent an ownership change for Section 382 purposes which occurred in February 2018. As a result of the ownership change, the Company’s net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to result in any of the impacted net operating loss and tax credit carryforwards to expire unutilized. Any net operating losses or tax credits generated after the February 2018 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended

2016 through the current year. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently under examination in Germany for 2014 through 2017; however, the Company is not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.
As of December 31, 2021, the Company had German corporate income tax and trade tax net operating loss carryforwards of approximately $154.8 million and $153.9 million respectively. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) of $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.
The Company accounts for uncertain tax positions pursuant to ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount of benefit that is more likely than not (determined by cumulative probability) of being realized upon ultimate settlement with the taxing authority. The Company recorded an uncertain tax position related to a prior year position, that if successfully challenged by tax authorities could result in the loss of certain tax attributes. The balance of uncertain tax positions will remain until such time that settlement is reached with the relevant tax authorities or should the statute of limitations expire. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2021 and December 31, 2020.
The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2021 (in thousands):

Unrecognized tax benefits at December 31, 2020	$6,135
Currency translation adjustment	(470)
Unrecognized tax benefits at December 31, 2021	$5,665
The Company does not expect unrecognized tax benefits to change significantly over the next 12 months. The full amount of unrecognized tax benefits would impact the effective rate, subject to valuation allowance considerations, if recognized.

10.    Stockholders’ equity
The Company had 300,000,000 shares authorized and 72,222,661 and 56,002,815 shares of common stock issued and outstanding as of December 31, 2021 and December 31, 2020, respectively, with a par value of $0.001 per share.
The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of December 31, 2021. The Company had 10,000,000 shares authorized and 14,429 shares of preferred stock issued and outstanding as of December 31, 2020. Preferred stock has a par value of $0.001 per share, and consists of the following tranches:
•Series A Convertible, 85 and 2,907 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.
•Series B Convertible, 4,026 and 5,000 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.
•Series C Convertible, 3,506 and 3,522 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.
•Series D Convertible, 3,000 shares issued and outstanding at both December 31, 2021 and December 31, 2020.
•Series E Convertible, 5,000 and zero shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively.
Common Stock
Each share of the Company’s common stock is entitled to one vote and all shares rank equally as to voting and other matters. Dividends may be declared and paid on the common stock from funds legally available therefor, if, as and when determined by the Board of Directors.
Preferred Stock

The Company has issued multiple series (Series A through E) of preferred stock to certain entities affiliated with Biotechnology Value Fund, L.P., or BVF. In each case, each share Preferred Stock is convertible into 1,000 shares of the Company's common stock (subject to adjustment as provided in the Certificate of Designation for each series) at any time at the option of the holder, provided that the holder is prohibited from converting the Preferred Stock into shares of the Company's common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to a conversion, upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company.
Series A, Series B, Series C, Series D and Series E Preferred Stock rank senior to the Company’s common stock; senior to any class or series of capital stock of the Company created after the designation of and specifically ranking by its terms as junior to the five series of Preferred Stock; in parity with each other and with any class or series of capital stock of the Company created after the designation of and specifically ranking by its terms as in parity with the existing five series of Preferred Stock; and junior to any class or series of capital stock of the Company created after the designation of and specifically ranking by its terms as senior to the existing five series of Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, subject to the rights of holders of, holders are entitled to receive a payment equal to $0.001 per share of Preferred Stock pursuant to the rights and preferences discussed above, plus an additional amount equal to any dividends declared but unpaid on such shares. However, if the assets of the Company are insufficient to comply with the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the existing five series of Preferred Stock.
For each series of Preferred Stock, the Company designated the requisite number of shares of its authorized and unissued preferred stock as a specific series of Preferred Stock and filed a Certificate of Designation with the Nevada Secretary of State.
Shares of Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Preferred Stock is required to amend the terms of the Certificate of Designation for each respective series of Preferred Stock. Holders of Preferred Stock are entitled to receive any dividends payable to holders of the Company's common stock subject to the rights and preferences discussed above, in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends.
Series A Preferred Stock
In June 2016, the Company entered into a securities purchase agreement for a private placement of the Company’s securities with a select group of institutional investors, or the 2016 PIPE. The 2016 PIPE sale transaction, by the Company, consisted of 8,188,804 units at a price of $2.015 per unit for gross proceeds, to the Company, of approximately $16.5 million. After deducting for placement agent fees and offering expenses, the aggregate net proceeds from the private placement was approximately $15.3 million. In connection with the 2016 PIPE, the Company issued 3,225,804 shares of common stock and 4,963 shares of Series A Preferred Stock to the 2016 PIPE investors.
Series B Preferred Stock

On January 30, 2019, the Company and certain entities affiliated with Biotechnology Value Fund, L.P., or BVF entered into an exchange agreement pursuant to which BVF agreed to exchange an aggregate of 5,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 5,000 shares of Series B Preferred Stock.
Series C and 2019 Private Placement
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
Open Market Sales Agreement
In August 2019, the Company entered into a sales agreement with Jefferies LLC pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million (the 2019 ATM Program). In August 2021, the Company established a second ATM offering program, or the 2021 ATM Program, under the existing sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The 2021 ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021.
For the year ended December 31, 2021, the Company sold 8.2 million shares for gross proceeds of $39.7 million under both ATM programs at an average stock price of $4.85. For the year ended December 31, 2020, the Company sold 3.6 million shares at a price of $2.80 per share resulting in gross proceeds of $10.0 million under the 2019 ATM Program only, which expired in August 2021.

11.    Net Loss per Share

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

For the years ended December 31, 2021 and 2020, and as calculated using the treasury stock method, approximately 36.8 million and 37.0 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

12.    Stock and Employee Benefit Plans
Employee, Director and Consultant Equity Incentive Plans
At the Annual Shareholder Meeting, held on June 23, 2020, the shareholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan, or the 2020 Plan. The 2020 Plan originally permitted the Company to issue up to 3,500,000 shares of common stock pursuant to awards granted under the 2020 Plan. Upon approval of the 2020 Plan, the

2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan, was terminated; all unissued options were canceled and no additional awards will be made thereunder. All outstanding awards under the 2019 Plan will remain in effect and any awards forfeited from the outstanding awards will be allocated back into the 2020 Plan. The 2020 Plan, similar to the 2019 Plan, provided for the grant of stock options, restricted and unrestricted stock awards, and other stock-based awards to employees of the Company, non-employee directors of the Company, and certain other consultants performing services for the Company as designated by either the Board of Directors or the compensation committee of the Board of Directors. At the 2021 Annual Meeting of Stockholders, held on June 25, 2021, the Company’s stockholders approved the first amendment to the 2020 Plan to add 2,250,000 shares for issuance under the 2020 Plan, which increased the total permitted for issuance under the 2020 Plan to 5,750,000.
There were approximately 1,579,678 shares remaining and available for grant under the 2019 Plan that terminated pursuant to the approval of the 2020 Plan. The 2020 Plan permits the Company to issue up to 5,750,000 shares reserved for issuance pursuant to the 2020 Plan and any additional shares which may be issued if awards outstanding under the Registrant’s 2014, 2016, 2018 and 2019 Plans are canceled or expire.
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
The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Years Ended December 31,
	2021	2020
Risk free interest rate	0.46% - 1.20%	0.33% - 1.53%
Expected term (in years)	5.31 - 5.73	5 - 5.73
Dividend yield	—	—
Expected volatility	75.0% - 81.7%	70.0% - 75.8%
The weighted-average fair value of the 3,182,696 and 2,311,481 options granted during the years ended December 31, 2021 and 2020 was $2.04 and $1.92, respectively. As of December 31, 2021, there were 3,282,399 shares available for future grant under the 2020 Plan.
The following table summarizes stock option activity for employees and non-employees:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	9,591,123	$3.44		$2,303
Granted	2,822,696	3.05		—
Exercised	482,115	2.14		1,106
Canceled	379,991	4.96		102
Outstanding, December 31, 2021	11,551,713	$3.34	6.71 years	$11,402
Vested or expected to vest, December 31, 2021	11,551,713	$3.34	6.71 years	$11,402
Exercisable, December 31, 2021	7,376,177	$3.45	5.52 years	$7,964
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

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	420,313	$5.00		$—
Granted	360,000	$3.48		$—
Canceled or Expired	120,313	$5.87		$—
Outstanding, December 31, 2021	660,000	$4.01	8.71 years	$108
Vested or expected to vest, December 31, 2021	660,000	$4.01	8.71 years	$108
Exercisable, December 31, 2021	168,750	$4.65	7.66 years	$—
Employee Stock Purchase Plans
The 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning date or ending date of each purchase period. The plan includes two six-month purchase periods per year beginning in both June and December. The Company has reserved 500,000 shares of common stock for the administration of the 2018 ESPP. Total shares purchased under the plan were 64,257 and 69,544 for the years ended December 31, 2021 and 2020, respectively. The fair value of shares expected to be purchased under the 2018 ESPP was determined using the Black-Scholes model with the following assumptions:

Years Ended December 31,
	2021	2020
Risk free interest rate	0.04% - 0.10%	0.10% - 0.18%
Expected term (in years)	0.5 years	0.5 years
Dividend yield	—	—
Expected volatility	60.46% - 131.21%	74.36% - 120.89%
Total Stock-based Compensation Expense
Total stock-based compensation expense is recorded in operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Years Ended December 31,
	2021	2020
Research and development	$2,274	$2,394
General and administrative	2,941	2,696
Total stock-based compensation	$5,215	$5,090
As of December 31, 2021, the total unrecognized compensation cost related to all non-vested awards was $8.1 million of which $1.2 million are for inducement options. The Company expects to recognize the compensation cost over a remaining weighted-average period of 2.64 years.

13.    License Agreement

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

14.    Leases

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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Years Ended December 31,
	2021	2020
Operating lease costs	$1,483	$1,509
Variable lease costs (1)	739	708
Total lease cost	$2,222	$2,217
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

The following table summarizes the weighted-average remaining lease term and discount rate:

	As of December 31,
	2021	2020
Weighted-average remaining lease term (years)	10.4	11.4
Weighted-average discount rate	10.5%	10.5%
Cash paid for amounts included in the measurement of the lease liabilities were $2.6 million and $2.2 million for the twelve months ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2022	$2,474
2023	2,235
2024	2,235
2025	2,235
2026	2,235
Thereafter	12,482
Total undiscounted lease payments	23,896
Less: present value adjustment	(9,006)
Present value of lease liabilities	14,890