Form 10-Q
period 2022-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2022-05-11
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of May 5, 2022, the registrant had 74,101,330 shares of common stock outstanding.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we may obtain regulatory approval, and the rate and degree of market acceptance of any such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; our ability to initiate the phase 1 study for PRS-220; our ability to advance the phase 1 study for PRS-344/S095012, or phase 2 study for cinrebafusp alfa, or PRS-343; AstraZeneca's ability to advance the phase 2 study for PRS-060/AZD1402; the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain and clinical trials.

You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on March 2, 2022, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.
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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1112 based on information provided by Xignite as of March 31, 2022.
ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$83,737	$117,764
Short term investments	16,531	—
Accounts receivable	1,644	3,313
Prepaid expenses and other current assets	9,837	6,548
Total current assets	111,749	127,625
Property and equipment, net	18,849	19,122
Operating lease right-of-use assets	3,844	3,909
Other non-current assets	2,673	2,904
Total assets	$137,115	$153,560
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,496	$8,609
Accrued expenses and other current liabilities	14,075	16,836
Deferred revenues, current portion	20,913	25,116
Total current liabilities	39,484	50,561
Deferred revenue, net of current portion	30,819	38,403
Operating lease liabilities	13,362	13,841
Total liabilities	83,665	102,805
Stockholders’ equity:
Preferred stock	—	—
Common stock	74	72
Additional paid-in capital	314,668	306,998
Accumulated other comprehensive income (loss)	953	829
Accumulated deficit	(262,245)	(257,144)
Total stockholders’ equity	53,450	50,755
Total liabilities and stockholders’ equity	$137,115	$153,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue
Customer revenue	$11,180	$14,866
Collaboration revenue	(192)	767
Total revenue	10,988	15,633
Operating expenses
Research and development	14,066	16,562
General and administrative	4,379	4,130
Total operating expenses	18,445	20,692
Loss from operations	(7,457)	(5,059)
Other income (expense)
Interest (expense) income	(3)	3
Grant income	2,130	—
Other income	229	884
Net loss	$(5,101)	$(4,172)

Other comprehensive income (loss):
Foreign currency translation	143	489
Unrealized loss on available-for-sale securities	(19)	—
Comprehensive loss	$(4,977)	$(3,683)
Net loss per share
Basic and diluted	$(0.07)	$(0.07)
Weighted average number of common shares outstanding
Basic and diluted	73,711	56,297
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Three Months Ended March 31, 2021 and 2022

	Preferred shares		Common shares		ATM proceeds receivable	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2020	14	$—	56,003	$56	$—	$242,672	$(295)	$(211,406)	$31,027
Net loss	—	—	—	—	—	—	—	(4,172)	(4,172)
Foreign currency translation adjustment	—	—	—	—	—	—	489	—	489
Stock based compensation expense	—	—	—	—	—	1,199	—	—	1,199
Issuance of common stock resulting from exercise of stock options	—	—	10	—	—	20	—	—	20
Issuance of common stock pursuant to private placement offering	—	—	3,706	4	—	9,669	—	—	9,673
Balance as of March 31, 2021	14	$—	59,719	$60	$—	$253,560	$194	$(215,578)	$38,236

Balance as of December 31, 2021	16	$—	72,222	$72	$—	$306,998	$829	$(257,144)	$50,755
Net loss	—	—	—	—	—	—	—	(5,101)	(5,101)
Foreign currency translation adjustment	—	—	—	—	—	—	143	—	143
Unrealized loss on investments	—	—	—	—	—	—	(19)	—	(19)
Stock based compensation expense	—	—	—	—	—	1,178	—	—	1,178
Issuance of common stock resulting from exercise of stock options	—	—	43	—	—	85	—	—	85
Issuance of common stock pursuant to ATM offering program, net of $0.3 million in offering costs	—	—	1,833	2	—	6,407	—	—	6,409
Balance as of March 31, 2022	16	$—	74,098	$74	$—	$314,668	$953	$(262,245)	$53,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(5,101)	$(4,172)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	845	625
Right-of-use asset (accretion) amortization	(5)	(25)
Stock-based compensation	1,178	1,199
Other non-cash transactions	91	(41)
Changes in operating assets and liabilities	(19,651)	(9,724)
Net cash (used in) operating activities	(22,643)	(12,138)
Investing activities:
Purchases of property and equipment	(389)	(28)
Purchases of investments	(16,559)	—
Net cash (used in) investing activities	(16,948)	(28)
Financing activities:
Proceeds from exercise of stock options	85	20
Proceeds from issuance of common stock from private placement, net of issuance costs	—	9,673
Proceeds from issuance of common stock resulting from ATM sales, net of $0.3 million in transaction costs	6,473	—
Net cash provided by financing activities	6,558	9,693
Effect of exchange rate change on cash and cash equivalents	(994)	(1,128)
Net decrease in cash and cash equivalents	(34,027)	(3,601)
Cash and cash equivalents at beginning of period	117,764	70,436
Cash and cash equivalents at end of period	$83,737	$66,835
Supplemental cash flow disclosures:
Net unrealized loss on investments	$(19)	$—
Property and equipment included in accounts payable	$298	$36
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

As of March 31, 2022, cash, cash equivalents, and investments were $100.3 million. The Company’s net loss was $5.1 million and $4.2 million for the quarters ended March 31, 2022 and 2021, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $262.2 million as of March 31, 2022. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years.

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

2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material additions to the significant accounting policies for the three months ended March 31, 2022.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 2, 2022.
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

Financial instruments measured at fair value on a recurring basis include cash equivalents and investments (see Note 4).

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
The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended March 31,
	2022	2021
Seagen	$312	$366
AstraZeneca	4,753	14,500
Servier	4,734	767
Genentech	1,189	—
Total Revenue	$10,988	$15,633

Under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$900	$4,100
Servier	133	100
Seagen	754	450
Boston Pharmaceuticals	88	265
Genentech	844	600
Total potential milestone payments	$2,719	$5,515
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

Under the terms of the Genentech Agreement, the Company is responsible for discovery and preclinical development of two initial programs. The Company is responsible for research activities following target nomination through the late-stage research go decision. The parties will then collaborate on drug candidate characterization until the development go decision. After the development go decision, Genentech will be responsible for pursuing the preclinical and clinical development of each program, and thereafter, the commercialization efforts. Each party is responsible for the costs incurred to perform their respective responsibilities. Genentech has an option to expand the collaboration to encompass two additional programs with the payment of a $10 million fee per additional program. If Genentech exercises its option to start additional programs, payment to the Company of additional fees, milestone payments and royalties would result.

Unless earlier terminated, the term of the Genentech Agreement continues until no royalty or other payment obligations are or will become due under the Genentech Agreement. The Genentech Agreement may be terminated (i) by either party based on insolvency or breach by the other party and such insolvency proceeding is not dismissed or such breach is not cured within 90 days; or (ii) after nine months from the effective date of the Genentech Agreement, by Genentech as a whole or on a product-by-product and/or country-by-country basis upon 90 days' prior written notice before the first commercial sale of a product or upon 180 days' prior written notice after the first commercial sale of a product.

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

The transaction price at inception is comprised of fixed consideration of $20.0 million in upfront fees and was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The amounts allocated to the performance obligations for the two research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the target options will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program along with any remaining deferred revenue associated with the replacement target. The amounts allocated to the participation on the committee will be recognized on a straight-line basis over the anticipated research term for all research programs. As of March 31, 2022, there was $15.1 million of aggregate transaction price allocated to remaining performance obligations.

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

As of March 31, 2022, there were $7.9 million and $7.2 million of current and non-current deferred revenue, respectively, related to the Genentech Agreement.
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

The amounts allocated to the performance obligations did not meet the criteria to be recognized over time on a proportional performance basis and thus will be recognized at a point in time. The Company determined that the performance obligation will be fully satisfied when all of the deliverables in the combined performance obligation are transferred to Boston Pharmaceuticals as that is the point at which Boston Pharmaceuticals can fully use and benefit from the license to PRS-342. The Company transferred all such deliverables to Boston Pharmaceuticals in the fourth quarter of 2021. As of December 31, 2021, the Company had recognized the full transaction price, or $5.7 million, as revenue and there is no remaining deferred revenue.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the anticipated research term for all research programs. As of March 31, 2022, there was $20.8 million of aggregate transaction price allocated to remaining performance obligations.

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

As of March 31, 2022, there were $11.5 million and $6.4 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

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

In addition to the Company’s lead inhaled drug candidate, PRS-060/AZD1402, or the AstraZeneca Lead Product, the Company and AstraZeneca will also collaborate, under the original terms of the AstraZeneca Collaboration Agreement, to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products. The Company is responsible for advancing the AstraZeneca Lead Product through its phase 1 study, with the associated costs funded by AstraZeneca. The parties will collaborate thereafter to conduct a phase 2a study in asthma patients, with AstraZeneca continuing to fund development costs. After completion of a phase 2a study, Pieris has the option to co-develop the AstraZeneca Lead Product and also has a separate option to co-commercialize the AstraZeneca Lead Product in the United States. For the AstraZeneca Collaboration Products, the Company will be responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca will take the lead on continued development of the AstraZeneca Collaboration Products. The Company retained the option to co-develop two of the four AstraZeneca Collaboration Products beginning at a predefined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of March 31, 2022, there was $12.8 million of aggregate transaction price allocated to remaining performance obligations.

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

In connection with the Amended Collaboration Agreement, the Company and AstraZeneca entered into a subscription agreement, or the AstraZeneca Subscription Agreement, pursuant to which the Company agreed to issue to AstraZeneca, and AstraZeneca agreed to acquire from the Company, 3,584,230 shares of the Company’s common stock for a total purchase price of $10.0 million, or $2.79 per share, in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act. The AstraZeneca Subscription Agreement closed on April 1, 2021 and included a requirement that the Company file a registration statement to register the resale of the shares issued to AstraZeneca within 60 calendar days of the issuance of the shares. The Company assessed the payment under ASC 606 and concluded that the fair value of the shares on a per share basis was $2.60 per share as of the transaction date. This resulted in a premium paid for the shares of $0.7 million, which was added to the deferred revenue balance and will be recognized over time in line with our revenue recognition pattern for all remaining performance obligations.

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
In January 2022, the Company and AstraZeneca jointly discontinued one discovery-stage programs as they were not able to validate an exploratory target. Approximately $4.7 million of revenue was recorded related to a material right performance obligation that ceased with the discontinuation of this program. Pieris retains co-development and co-commercialization options for two of the three remaining active discovery programs.

As of March 31, 2022, there were $0.6 million and $12.3 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of March 31, 2022, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.4 million. Amortization during the three months ended March 31, 2022 and 2021 was $0.2 million and de minimis, respectively.

Servier

In 2017, the Company entered into a license and collaboration agreement, or Servier Collaboration Agreement, and a non-exclusive Anticalin platform license agreement, or Servier Platform License, and together with the Servier Collaboration Agreement, the Servier Agreements, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, pursuant to which the Company and Servier agreed to initially pursue five bispecific therapeutic programs. The intention of the collaboration and defined programs was to combine antibodies from the Servier portfolio with one or more Anticalin proteins based on the Company’s proprietary platform to generate innovative IO bispecific drug candidates, or the Collaboration Products.

Each party is responsible for an agreed upon percentage of shared costs, as set forth in the budget for the collaboration plan, and as further discussed below.

Since inception, three of the five initially committed programs have been discontinued, including the Initial Lead. The Company does not presently intend to continue development of the three discontinued programs but retains full rights to advance the development and commercialization of those products on a world-wide basis in the future. The parties continue to advance the development of two programs. The Company is co-developing PRS-344/S095012, a 4-1BB/PD-L1 bispecific, and retains commercial rights in the United States. PRS-344/S095012, may be jointly developed, according to a collaboration plan, through marketing approval from the FDA or the European Medicines Agency. Servier has worldwide rights to PRS-352/S095025, a preclinical bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for OX40, and is responsible for further development of the Collaboration Product.

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

Under the Servier Agreements, the Company received an upfront, non-refundable payment of €30.0 million (approximately $32.0 million). Additionally, the Company has achieved three developmental milestones under PRS-344/S095012 totaling €3.3 million (approximately $3.7 million) all of which became billable on their respective achievement dates.

The term of each Servier Agreement ends upon the expiration of all of Servier’s payment obligations under such Servier Agreement. The Servier Agreements may be terminated by Servier or the Company for material breach upon 90 days’ or 120 days’ notice under the Servier Collaboration Agreement and the Servier Platform License, respectively, provided that the applicable party has not cured such breach by the applicable 90-day or 120-day permitted cure period, and dispute resolution procedures specified in the applicable Servier Agreement have been followed. The Servier Agreements may also be terminated due to the other party’s insolvency or for a safety issue and may in certain instances be terminated on a product-by-product and/or country-by-country basis. The Servier Platform License will terminate upon termination of the Servier Collaboration Agreement, on a product-by-product and/or country-by-country basis.

As the Company and Servier are considered to be active participants in the Servier Agreements and are exposed to significant risks and rewards, certain units of account within the Servier Agreements are within the scope of ASC 808.

Upon signing the Servier Agreements, management evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. Of the initial 10 performance obligations identified at the inception of the Servier Agreements, only three are still ongoing as of March 31, 2022. The following performance obligations are the remaining active performance obligations that are within the scope of ASC 808:

•one performance obligation comprised of a combined non-exclusive platform technology license, research license and research and development services for PRS-344/S095012,
•one performance obligation comprised of participation in the various governance committees, and
•one performance obligation comprised of the development and commercial licenses granted for PRS-344/S095012 (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in a material right.

Revenue recognized associated with these performance obligations are presented as Collaboration Revenue within the Statement of Operations.

The following performance obligation is within the scope of ASC 606: the development and commercial licenses granted for PRS-352/S095012 (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in a material right. Revenue recognized associated with this performance obligation is presented as Customer Revenue within the Statement of Operations. The final revenue amount related to this performance obligation was recognized during the three months ended March 31, 2022 and thus the performance obligation is now considered complete.

The transaction price at inception is comprised of the fixed upfront fee of €30.0 million (approximately $32.0 million) and was allocated to the performance obligations based on the relative proportion of their standalone selling prices.

The amounts allocated to the performance obligation for the research and development licenses for PRS-344/S095012 are being recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance for PRS-344/S095012 is through approval of certain regulatory bodies; a period which could be many years. The amount allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amount allocated to the one remaining performance obligation for the material right to acquire development and commercial licenses for PRS-344/S095012 is granted in the future is being recognized over time upon delivery of the license through marketing approval. As of

March 31, 2022, there was $5.8 million of aggregate transaction price allocated to remaining performance obligations under the Servier Agreements.

Additionally, the Company evaluated payments required to be made between both parties as a result of the shared development costs of the Initial Lead and Collaboration Products. The Company will classify payments made as a reduction of revenue and will classify payments received as revenue, in the period they are earned.

Under the Servier Agreements, the Company is eligible to receive various research, development, commercial and sales milestones as well as tiered royalties up to low double digits on the sales of commercialized products in the Servier territories. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur.

During the three months ended March 31, 2022, the Company satisfied the performance obligation related to the material right for PRS-352/S095025, which led to point-in-time recognition of revenue for $4.9 million of revenue previously deferred.

As of March 31, 2022, there were $0.9 million and $4.9 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of March 31, 2022, the remaining balance of the asset recognized from costs to obtain the Servier contract was $0.1 million. Amortization during the three months ended March 31, 2022 and 2021 was $0.1 million and de minimis, respectively.

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

There were no additions to deferred revenue during the three months ended March 31, 2022. Reductions to deferred revenue were $10.6 million for the three months ended March 31, 2022.

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

The Bavarian Grant provides partial reimbursement for qualifying research and development activities on PRS-220, including drug manufacturing costs, activities and costs to support an IND filing, and phase 1 clinical trials costs. The Bavarian Grant provides reimbursement of qualifying costs incurred through August 2023, which follows the expected development timeline of this program. Qualifying costs incurred may exceed the annual grant funding thresholds. If the Company receives any proceeds from the sale of or licensing income from PRS-220, the funds available for reimbursement will be reduced proportionally if they are obtained prior to August 2023. The Company is required to communicate such proceeds in each case with the request to draw down the funds.

5.    Cash, cash equivalents and investments
As of March 31, 2022, cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S. treasury securities, asset-backed securities and corporate bonds. As of December 31, 2021, cash equivalents were comprised of only money market accounts. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at March 31, 2022 and December 31, 2021.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2022
Money market funds, included in cash equivalents	$46,122	$46,122	$—	$—
Corporate bonds, included in cash equivalents	3,004	—	3,004	—
Investments - US treasuries	2,744	2,744	—	—
Investments - Asset-backed securities	1,851	—	1,851	—
Investments - Corporate bonds	8,932	—	8,932	—
Total	$62,653	$48,866	$13,787	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021
Money market funds, included in cash equivalents	$56,885	$56,885	$—	$—
Total	$56,885	$56,885	$—	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of March 31, 2022.
Investments at March 31, 2022 consist of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
US treasuries	91-182	$2,750	$1	$(7)	$2,744
Asset-backed securities	168-290	1,857	—	(6)	1,851
Corporate bonds	40-352	11,943	1	(8)	11,936
Total		$16,550	$2	$(21)	$16,531
The Company did not record any realized gains or losses from the maturity of available-for-sale securities during the three months ended March 31, 2022 and 2021.
As of March 31, 2022, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

6.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2022	2021
Laboratory furniture and equipment	$11,825	$11,354
Office furniture and equipment	1,924	1,959
Computer equipment	389	396
Leasehold improvements	12,888	13,130
Property and equipment, cost	27,026	26,839
Accumulated depreciation	(8,177)	(7,717)
Property and equipment, net	$18,849	$19,122

7.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued accounts payable	$1,156	$2,980
Collaboration cost-sharing obligation	1,580	1,610
Research and development fees	5,745	5,682
Compensation expense	2,454	3,581
Accrued license obligations	1,500	1,541
Lease liabilities	1,003	1,049
Other current liabilities	637	393
Total	$14,075	$16,836

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

As of March 31, 2022 and 2021, and as calculated using the treasury stock method, approximately 39.4 million and 38.6 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity
The Company had 300,000,000 shares authorized and 74,097,918 and 72,222,661 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively, with a par value of $0.001 per share.
The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021. Preferred stock has a par value of $0.001 per share, and consists of the following:
•Series A Convertible, 85 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.
•Series B Convertible, 4,026 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.
•Series C Convertible, 3,506 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.
•Series D Convertible, 3,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.
•Series E Convertible, 5,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.
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

Series E Preferred Stock Conversion

On May 20, 2021, the Company and certain entities affiliated with Biotechnology Value Fund, or BVF, entered into an exchange agreement pursuant to which, BVF exchanged an aggregate of 5,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 5,000 shares of Series E Preferred Stock. The Company designated 5,000 shares of its authorized and unissued preferred stock as Series E Preferred Stock and filed a Certificate of Designation of Series E Convertible Preferred Stock of Pieris Pharmaceuticals, Inc., or the Series E Certificate of Designation, with the Nevada Secretary of State.
Open Market Sales Agreements
In August 2021, the Company established a second ATM offering program, or the 2021 ATM Program, under the existing sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The 2021 ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021.
For the three months ended March 31, 2022, the Company sold 1.8 million shares for gross proceeds of $6.7 million under the 2021 ATM programs at an average stock price of $3.64.
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

Monthly base rent for the initial 105,000 square feet of the leased property, including parking spaces, will total approximately $0.2 million per month. In addition to the base rent, Pieris GmbH is also responsible for certain administrative and operational costs in accordance with the Hallbergmoos Lease. Pieris GmbH provided a security deposit of $0.8 million as required by the Hallbergmoos Lease. The Company will serve as a guarantor for the Hallbergmoos Lease.

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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$349	$377
Variable lease costs (1)	159	182
Total lease cost	$508	$559
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
The following table summarizes the weighted-average remaining lease term and discount rate:

As of March 31, 2022
Weighted-average remaining lease term (years)	10.2
Weighted-average discount rate	10.5%
Cash paid for amounts included in the measurement of the lease liabilities was $0.6 million and $0.7 million, respectively, for the three months ended March 31, 2022 and 2021.
As of March 31, 2022, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2022	$1,829
2023	2,193
2024	2,193
2025	2,193
2026	2,193
Thereafter	12,247
Total undiscounted lease payments	22,848
Less: present value adjustment	(8,483)
Present value of lease liabilities	$14,365

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, “our Company”, “the Company”, “Pieris”, “we”, “us” and “our” refer to Pieris Pharmaceuticals, Inc., a Nevada corporation, and its consolidated subsidiaries.

We have registered trademarks for Pieris, Anticalin, Duocalin and others. All other trademarks, trade names and service marks included in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.
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
◦PRS-060/AZD1402 was tested in a nebulized formulation and an IV arm for pharmacokinetic, or PK, assessment in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 single-ascending dose, or SAD, study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that PRS-060/AZD1402 was well-tolerated when given as single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). PRS-060/AZD1402 was also tested in a phase 1 multiple-ascending dose, or MAD, study in 30 patients that were randomized to receive delivered doses via nebulizer ranging from 2 mg to 60 mg (5 mg to 150 mg nominal dose) twice daily for nine consecutive days and one final dose on the 10 day, and 12 patients were randomized to receive placebo at the same intervals. We presented interim data from the PRS-060/AZD1402 phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that PRS-060/AZD1402 was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb).
◦The phase 2a asthma study is ongoing in multiple sites globally. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of PRS-060/AZD1402 that will evaluate PRS-060/AZD1402 at up to three dose levels using a dry powder formulation administered twice daily. In part 1a (1 mg and 3 mg dose safety) of the study, 31 asthma patients, controlled on standard of care (medium dose inhaled corticosteroids, or ICS, with long-acting beta agonists, or LABA), received PRS-060/AZD1402 twice daily over four weeks to establish the safety profile and pharmacokinetics of the dry powder formulation of PRS-060/AZD1402. A safety review following completion of part 1a included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second, or FEV1. Following the safety review, AstraZeneca began enrollment of part 2a (1 mg and 3 mg dose efficacy) of the study to evaluate efficacy, safety, and pharmacokinetics of PRS-060/AZD1402 administered twice daily to asthma patients, uncontrolled on medium dose ICS LABA, that have a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb in the 1 mg and 3 mg arms and a placebo arm. Following a four-week run-in period, patients will be dosed and monitored over four weeks. FEV1 improvement at four weeks compared to placebo will be the primary endpoint in this portion of the study. Following the safety review, AstraZeneca also began enrollment of part 1b (10 mg dose safety) of the study to evaluate the safety of the 10 mg dose in asthma patients controlled on standard of care who will receive PRS-060/AZD1402 twice daily over four weeks. Given the geopolitical situation, along with broader challenges amidst an ongoing pandemic, there is a heightened risk that more time will be required to deliver the topline study results by the end of the year as planned. AstraZeneca is currently in the process of conducting a thorough timeline reforecast and working on strategies to mitigate any potential delays.

◦Upon receipt of the topline data and notice from AstraZeneca, including a product development plan and budget, we will have 30 days to opt into co-development of the program with AstraZeneca at one of two levels, neither of which includes an option exercise fee. If we do not choose to participate in co-development, we would still be entitled to sales royalties from single-digit up to the mid teens, plus the potential for more than one billion dollars in sales milestones. At the first opt-in level, we would be responsible for 25% of the cost-share through regulatory approval with a predetermined cost cap. At this level, for the lifetime of this product, we would receive sales royalties from single-digit up to the high teens, plus the potential for multi-billion dollar sales milestones. The second opt-in level would be at a 50% cost share without a cost cap which, instead of sales royalties and milestones, would result in a gross margin share in the mid-twenty percent range for the lifetime of the product. We also have a separate option to co-commercialize PRS-060/AZD1402 with AstraZeneca in the United States independent of the co-development opt-in decision.

•Four discovery-stage respiratory programs were included in the AstraZeneca alliance beyond PRS-060/AZD1402, the targets and disease areas of which are undisclosed. In January 2022, we and AstraZeneca jointly discontinued one of the four discovery-stage programs in the collaboration beyond PRS-060/AZD1402, for which they were not able to validate an exploratory target. We retain co-development and co-commercialization options for two of the three remaining active discovery programs.
•Our lead fully proprietary respiratory asset, PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and passed the drug candidate nomination stage in 2021. CTGF, a matricellular protein, is a driver of fibrotic tissue remodeling and the protein has been found over-expressed in lung tissue from patients suffering from IPF. Clinical data indicate inhibition of CTGF reduces the decline in lung function among these patients.
◦In 2021, we received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.
◦PRS-220 is currently in the clinical-enabling stage. We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021, or ERS, demonstrating a more potent and durable target engagement profile compared to a clinical-stage, systemically delivered anti-CTGF antibody benchmark. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the systemically delivered antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the systemically administered antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice. Clinical development for the program remains on track to enter a phase 1 trial in healthy volunteers this year.
•We have also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. We have initiated joint discovery activities in each of the two committed programs.
•Cinrebafusp alfa, our lead IO program, is a fusion protein, comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. Cinrebafusp alfa is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first 4-1BB bispecific T cell co-stimulatory agonist to enter clinical development.
◦In January 2022, we dosed the first patient in our two-arm phase 2 study for cinrebafusp alfa in gastric cancer in the United States. Supported by additional data we presented from the phase 1 monotherapy study of cinrebafusp alfa in an oral presentation at the American Association for Cancer Research Virtual Congress, or AACR, in April 2021, the first arm of the phase 2 study includes the combination with ramucirumab and paclitaxel in HER2-high gastric cancer, while the second arm is in combination with tucatinib in HER2-low gastric cancer. Collaboration partners Lilly and Seagen are supplying ramucirumab and tucatinib, respectively. The criteria for advancement of this program will evaluate a composite of measures, including a minimum target of 50% ORR in the HER2-high arm and a minimum target of 40% ORR in the HER2-low arm, duration of response, and safety. We are reiterating guidance the arm evaluating cinrebafusp alfa in combination with ramucirumab and paclitaxel in HER2-high gastric cancer, for which we expect to report data in 2023. For the arm evaluating cinrebafusp alfa in combination with tucatinib in HER2-low gastric cancer, we are revising our guidance and now expect to report data from this arm next year due to slower than anticipated enrollment. In June 2021, FDA granted orphan drug designation to cinrebafusp alfa for the treatment of HER2-high and HER2-low expressing gastric cancers.

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
•PRS-344/S095012, a bispecific antibody-Anticalin fusion protein comprising a PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB. PRS-344/S095012 is being developed as part of our IO collaboration with Servier.
◦Regulatory approval for the phase 1/2 study of PRS-344/S095012, a 4-1BB/PD-L1 bispecific, has been granted by multiple countries, including the United States in the first quarter of 2022. The first patient in the study was dosed in November 2021.
◦The first-in-human phase1/2 multicenter open-label dose escalation (part A) and cohort expansion (part B) study is designed to determine the safety and preliminary activity of PRS-344/S095012 in patients with advanced and/or metastatic solid tumors.
◦Pieris and Servier presented preclinical data and the phase 1/2 study design at the American Association for Cancer Research, or AACR, medical meeting in April 2022.
•We are also developing additional IO drug candidates beyond cinrebafusp alfa and PRS-344/S095012 that are multi-specific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics. Other IO drug candidates are being developed as part of our collaborations with Servier, Seagen, and Boston Pharmaceuticals.
◦Servier has obtained in vivo proof of concept for PRS-352/S095025, a bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for OX40, triggering an undisclosed milestone payment to Pieris in 2021. Servier is continuing development of PRS-352/S095025, for which the companies recently presented preclinical data at the AACR Annual Meeting 2022. PRS-352/S095025 has demonstrated superior potency to anti-PD-L1 and combination OX40 and PD-L1 therapy benchmarks in different in vitro assays, inhibits the PD-1/PD-L1 pathway with comparable potency to anti-PD-L1 antibodies, stimulates human CD4 T cells, drives T cell stimulation in ex vivo cynomolgus monkey assays, and demonstrated an antibody-like PK profile in vivo.

◦We have already handed one of the programs in the Seagen collaboration, a bispecific tumor-targeted costimulatory agonist, over to Seagen, who is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the previous achievement of a key development milestone for this program validates our approach and leadership in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. During the third quarter of 2021, we initiated the second program within the collaboration with Seagen. We retain a co-promotion option for one of the three programs in the Seagen collaboration in the United States.

◦PRS-342/BOS-342 is a 4-1BB/GPC3 bispecific that we have exclusively licensed to Boston Pharmaceuticals. Boston Pharmaceuticals continues to advance PRS-342/BOS-342 towards the clinic, with an IND filing expected within the next 12 months.
Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three months ended March 31, 2022, we reported net losses of $5.1 million. For the three months ended March 31, 2021, we reported net losses of $4.2 million. As of March 31, 2022, we had an accumulated deficit of $262.2 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three months ended March 31, 2022 and 2021 were from license and collaboration agreements with our partners.
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

Results of Operations
Comparison of the three months ended March 31, 2022 and 2021
The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues	$10,988	$15,633

Research and development expenses	14,066	16,562
General and administrative expenses	4,379	4,130
Total operating expenses	18,445	20,692
Other (expense) income
Interest income	(3)	3
Grant income	2,130	—
Other income	229	884
Net loss	$(5,101)	$(4,172)
Revenues
The following table provides a comparison of revenues for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Customer revenue	$11,180	$14,866	$(3,686)
Collaboration revenue	(192)	767	(959)
Total Revenue	$10,988	$15,633	(4,645)

•The $3.7 million decrease in customer revenue in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 relates to revenue recognized for the discontinuation of a program under the AstraZeneca collaboration and higher revenue recognized under both the Servier (due to achievement of a developmental milestone for PRS-352/S095025) and Genentech collaborations, which were overall lower than the phase 2a milestone ($13.0 million) recognized in the prior year for PRS-060/AZD1402 under the AstraZeneca collaboration.
•The $1.0 million decrease in collaboration revenues in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is due to an updated estimate of project completion for PRS-344/S095012 under the Servier collaboration, leading to lower revenue recognized in the current quarter.

Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Respiratory	$2,278	$4,028	$(1,750)
Immuno-oncology	4,424	5,925	(1,501)
Other R&D activities	7,364	6,609	755
Total	$14,066	$16,562	(2,496)

•The $1.8 million decrease in our respiratory programs for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is due to lower program costs for PRS-060/AZD1402 as work related to the phase 1 trial was largely complete in 2021, as well as lower preclinical costs for PRS-220 in 2022, partially offset by higher manufacturing costs for PRS-220 and other proprietary programs in 2022.
•The $1.5 million decrease in our IO programs for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is due primarily to a decrease in manufacturing costs for cinrebafusp alfa, partially offset by higher clinical costs for cinrebafusp alfa and higher clinical and manufacturing costs for PRS-344/S095012.
•The $0.8 million increase in other research and development activities expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is due primarily to higher personnel costs due to higher headcount, offset slightly by lower external consulting expenses due to internal hiring efforts.
General and Administrative Expenses
General and administrative expenses were $4.4 million for the three months ended March 31, 2022 and $4.1 million for the three months ended March 31, 2021. The slight period-over-period increase was driven primarily by increased costs related to external business development expenses, partially offset by slightly lower legal and audit costs.
Other Income (Expense)
Our other income (expense) was $2.4 million for the three months ended March 31, 2022 and $0.9 million for the three months ended March 31, 2021. This period over period increase was primarily due to $2.1 million of grant income recorded on PRS-220, partially offset by less foreign exchange gains in the current year compared to the same period in the prior year.
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
Through March 31, 2022, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of March 31, 2022, we had a total of $100.3 million in cash, cash equivalents and investments. We have incurred losses in every period since inception, including the three months ended March 31, 2022 and 2021, and have a total accumulated deficit of $262.2 million as of March 31, 2022.
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
The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) operating activities	$(22,643)	$(12,138)
Net cash (used in) investing activities	(16,948)	(28)
Net cash provided by financing activities	6,558	9,693

Net cash used in operating activities for the three months ended March 31, 2022 was $22.6 million compared to net cash used in operations of $12.1 million for the three months ended March 31, 2021. Cash used in the current period is impacted by lower deferred revenue, primarily driven by higher revenue recognized for AstraZeneca and Servier, lower accounts payable and accrued expenses and higher prepaid expenses, offset partially by lower accounts receivables. This compares to the impact of higher accounts receivables (due to the $13.0 million milestone due from AstraZeneca for the start of the Phase 2a trial for PRS-060/AZD1402) and prepaid expenses, offset partially by higher accounts payable and accrued expenses, along with an increase in deferred revenue amounts, primarily due to the Seagen and AstraZeneca modifications in the prior period.
The change in net cash used in investing activities for the three months ended March 31, 2022 compared to net cash used investing activities for the same period in 2021 is mainly attributable to the impact of net investments changes (purchase of investments as a result of rising interest rates in 2022) for which there is no activity in the comparable prior year period. Additionally, purchases of property and equipment were slightly higher in the current period as compared to the same period in 2021.
Cash provided by financing activities for the three months ended March 31, 2022 was $6.6 million as compared to $9.7 million for the same period in 2021. The decrease in the current period compared to the prior period is driven by the amendment to our strategic collaboration agreement with Seagen in 2021, which resulted in their purchase of $10.0 million of our common stock, whereas cash provided in the current period is due to sales under the 2021 ATM Program.
In August 2021, we established the 2021 ATM Program under the existing sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The 2021 ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the three months ended March 31, 2022, we sold 1.8 million shares for gross proceeds of $6.7 million under the 2021 ATM program at an average stock price of $3.64.
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
In addition, any unfavorable development or delay in the progress of our core clinical-stage programs including cinrebafusp alfa, PRS-060/AZD1402, PRS-344/S095012 and PRS-220 could have a material adverse impact on our ability to raise additional capital.
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
Critical Accounting Policies and Estimates
Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2021 for a discussion of our critical accounting policies and estimates.
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
We believe that our most critical accounting policies are those relating to revenue recognition, contingencies, research and development expense and income taxes, and there have not been significant changes to our accounting policies discussed in the Annual Report on Form 10-K for the fiscal year ended on December 31, 2021.
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

•An opportunity to continue utilizing the non-accelerated filer time-line requirements, which became applicable to us at the time of filing of our annual report for the year ending December 31, 2021.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 2, 2022 for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Employment Contract by and between Pieris Pharmaceuticals GmbH and Tim Demuth, M.D., Ph.D., dated as of August 1, 2021	*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

±	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

May 11, 2022	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

May 11, 2022	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)