Form 10-K/A
period 2021-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2022-07-06
CIK 1583648

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
Auditor Name: Ernst & Young LLP        Auditor Location: Boston, Massachusetts        Auditor ID: 00042

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend the Annual Report on Form 10-K of Pieris Pharmaceuticals, Inc. (the “Company”) as filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2022 (the “Original Filing”) to refile Exhibit 23.1, Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (the “Auditor Consent”).

The Auditor Consent has been revised to include consent to the incorporation by reference of Ernst & Young LLP’s report dated March 1, 2022, with respect to the consolidated financial statements of the Company included in the Original Filing, of three additional registration statements filed by the Company which were omitted due to a scrivener's error: Form S-3 (File Nos. 333-256218 and 333-258497) and Form S-8 (File No. 333-258502). This Amendment does not otherwise modify, amend, or update in any way the disclosures contained in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC after the date of the Original Filing.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents were filed as part of the Original Filing:

Item 15(a)(1) and (2)	See “Index to Consolidated Financial Statements” on page F-1 to the Original Filing. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed or incorporated by reference as part of the Original Filing and this Amendment and such exhibits are incorporated herein by reference.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

2.1	Acquisition Agreement, dated as of December 17, 2014, by and among the Registrant, Pieris AG and the former stockholders of Pieris AG named therein		Form 8-K (Exhibit 2.1)	December 18, 2014	333-190728

3.1	Amended and Restated Articles of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	December 18, 2014	333-190728

3.2	Certificate of Designation of Series A Convertible Preferred Stock		Form 10-Q (Exhibit 3.1)	August 11, 2016	001-37471

3.3	Certificate of Designation of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	February 4, 2019	001-37471

3.4	Certificate of Designation of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	November 4, 2019	001-37471

3.5	Certificate of Designation of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	April 6, 2020	001-37471

3.6	Certificate of Designation of Series E Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	May 21, 2021	001-37471

3.7	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	December 18, 2014	333-190728

3.8	Amendment to the Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	September 3, 2019	001-37471

4.1	Form of Common Stock certificate		Form 8-K (Exhibit 4.1)	December 18, 2014	333-190728

4.2	Form of Common Stock certificate		Form 10-K (Exhibit 4.2)	March 23, 2016	001-37471

4.3	Description of Registered Securities		Form 10-K (Exhibit 4.3)	March 13, 2020	001-37471

10.1	2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	December 18, 2014	333-190728

10.2	Form of Stock Option Award Agreement under the Registrant’s 2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.2)	December 18, 2014	333-190728

10.3	2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 1, 2016	001-37471

10.4	Form of Stock Option Award Agreement under the Registrant’s 2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 10-K (Exhibit 10.4)	March 30, 2017	001-37471

10.5	2018 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 26, 2018	001-37471

10.6	Form of Stock Option Award Agreement under the Registrant’s 2018 Employee, Director and Consultant Equity Incentive Plan	#	Form S-8 (Exhibit 10.2)	August 9, 2018	333-226733

10.7	Form of Stock Option Award Agreement under the Registrant’s 2020 Employee, Director and Consultant Equity Incentive Plan	#	Form S-8 (Exhibit 10.2)	August 5, 2021	333-258502

10.8	2018 Employee Stock Purchase Plan	#	Form 8-K (Exhibit 10.2)	July 26, 2018	001-37471

10.9	2019 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 31, 2019	001-37471

10.10	2020 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	June 29, 2020	001-37471

10.11	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	#	Form 8-K (Exhibit 10.1)	June 29, 2021	001-37471

10.12	Research and Licensing Agreement by and between Pieris AG and Technische Universität München, dated as of July 26, 2007	±	Form 10-K (Exhibit 10.10)	March 30, 2015	333-190728

10.13	License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc dated as of April 18, 2016	±	Form 10-Q/A (Exhibit 10.1)	July 20, 2016	001-37471

10.14	Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. dated as of June 6, 2016	±	Form 10-Q (Exhibit 10.1)	August 11, 2016	001-37471

10.15	Amendment No.1 to Definitive License and Transfer Agreement by and between the Company and Enumeral Biomedical Holdings, Inc. effective as of January 3, 2017		Form 10-K (Exhibit 10.14)	March 30, 2017	001-37471

10.16	Collaboration Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017	±	Form 10-K/A (Exhibit 10.15)	April 26, 2018	001-37471

10.17	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017	±	Form 10-K/A (Exhibit 10.16)	April 26, 2018	001-37471

10.18	First Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of June 16, 2017	±	Form 10-Q/A (Exhibit 10.4)	April 26, 2018	001-37471

10.19	Letter Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of January 3, 2020	+	Form 10-K (Exhibit 10.16)	March 13, 2020	001-37471

10.20	License & Collaboration Agreement by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH & Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017	±	Form 10-Q/A (Exhibit 10.1)	April 26, 2018	001-37471

10.21	Amendment No. 2, dated March 29, 2021, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	±	Form 10-Q (Exhibit 10.4)	May 17, 2021	001-37471

10.22	Non-Exclusive Anticalin® Platform Technology License Agreement, by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH and Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017	±	Form 10-Q/A (Exhibit 10.2)	April 26, 2018	001-37471

10.23	Amendment No. 1, dated March 29, 2021, to the Non-Exclusive Anticalin® Platform Technology License Agreement, dated May 2, 2017, by and between the Registrant and AstraZeneca AB	±	Form 10-Q (Exhibit 10.5)	May 17, 2021	001-37471

10.24	Subscription Agreement, dated March 29, 2021, by and between the Registrant and AstraZeneca AB	±	Form 10-Q (Exhibit 10.6)	May 17, 2021	001-37471

10.25	License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated February 8, 2018	±	Form 10-Q (Exhibit 10.1)	May 10, 2018	001-37471

10.26	Amendment No. 1 to License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.3)	August 10, 2020	001-37471

10.27	Amended and Restated License and Collaboration Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.1)	May 17, 2021	001-37471

10.28	Combination Study Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.2)	May 17, 2021	001-37471

10.29	Subscription Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.3)	May 17, 2021	001-37471

10.30	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated February 8, 2018	±	Form 10-Q (Exhibit 10.2)	May 10, 2018	001-37471

10.31	Amendment No. 1 to Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.3	August 10, 2020	001-37471

10.32	Clinical Trial Collaboration and Supply Agreement by and among the Registrant and Eli Lilly and Company, dated August 10, 2020		Form 10-Q (Exhibit 10.1)	November 4, 2020	001-37471

10.33	Exclusive Product License Agreement, dated April 24, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and BP Asset XII, Inc.		Form 10-Q (Exhibit 10.1)	August 5, 2021	001-37471

10.34	Research Collaboration and License Agreement, dated May 19, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and Genentech, Inc.		Form 10-Q (Exhibit 10.3)	August 5, 2021	001-37471

10.35	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers	#	Form 8-K (Exhibit 10.10)	December 18, 2014	333-190728

10.36	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.15)	December 18, 2014	333-190728

10.37	Employment Agreement by and between the Registrant and Ahmed Mousa, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.1)	November 2, 2021	001-37471

10.38	Employment Agreement by and between the Registrant and Tom Bures, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.2)	November 2, 2021	001-37471

10.39	Non-Employee Director Compensation Policy, as amended	#	Form 10-K (Exhibit 10.39)	March 2, 2022	001-37471

10.40	Agreement of Sublease by and between Berenberg Capital Markets LLC and the Registrant, dated as of August 27, 2015		Form 10-Q (Exhibit 10.3)	November 13, 2015	001-37471

10.41	Subtenant Recognition and Attornment Agreement, by and among Pieris Pharmaceuticals, Inc., 225 State Street, LLC, and Berenberg Capital Markets LLC, dated as of May 31, 2019		Form 10-Q (Exhibit 10.29.1)	August 9, 2019	001-37471

10.42	Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated October 24, 2018		Form 10-K (Exhibit 10.30)	March 18, 2019	001-37471

10.43	Amendment No. 1 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated May 21, 2019 (English translation)		Form 10-K (Exhibit 10.31)	March 13, 2020	001-37471

10.44	Amendment No. 2 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated February 13, 2020 (English translation)		Form 10-K (Exhibit 10.32)	March 13, 2020	001-37471

10.45	Form of Securities Purchase Agreement, dated December 17, 2014, by and among the Registrant and the Purchasers		Form 8-K (Exhibit 10.1)	December 23, 2014	333-190728

10.46	Form of Registration Rights Agreement, dated December 17, 2014, by and among the Registrant and the investors party thereto		Form 8-K (Exhibit 10.2)	December 23, 2014	333-190728

10.47	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by the Registrant		Form 8-K (Exhibit 10.3)	December 23, 2014	333-190728

10.48	Securities Purchase Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.1)	June 6, 2016	001-37471

10.49	Registration Rights Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.3)	June 6, 2016	001-37471

10.50	Form of Warrant to purchase Common Stock, dated June 2, 2016, issued by the Registrant		Form 8-K (Exhibit 10.2)	June 6, 2016	001-37471

10.51	Securities Purchase Agreement, dated November 2, 2019, by and among the Company and the Investors named therein		Form 8-K (Exhibit 10.1)	November 4, 2019	001-37471

10.52	Registration Rights Agreement, dated November 2, 2019, by and among the Company and the Investors named therein		Form 8-K (Exhibit 10.3)	November 4, 2019	001-37471

10.53	Form of Warrant to purchase Common Stock, dated November 2, 2019, issued by the Registrant		Form 8-K (Exhibit 10.2)	November 4, 2019	001-37471

10.54	Exchange Agreement, dated January 30, 2019, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.		Form 8-K (Exhibit 10.1)	February 4, 2019	001-37471

10.55	Exchange Agreement, dated March 31, 2020, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.		Form 8-K (Exhibit 10.1)	April 6, 2020	001-37471

10.56	Exchange Agreement by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., and MSI BVF SPV, L.L.C., dated as of May 20, 2021		Form 8-K (Exhibit 10.1)	May 21, 2021	001-37471

10.57	Open Market Sale Agreement, dated as of August 9, 2019, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC		Form 10-Q (Exhibit 10.1)	August 9, 2019	001-37471

10.58	Managing Director Services Agreement by and between Pieris Pharmaceuticals GmbH and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.2)	November 12, 2019	001-37471

10.59	Non-Qualified Stock Option Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.3)	November 12, 2019	001-37471

10.6	Form of Non-Qualified Stock Option Agreement by and between the Registrant and Tim Demuth, M.D., Ph.D.		Form S-8 (Exhibit 10.3)	August 5, 2021	333-258502

14.1	Corporate Code of Ethics and Conduct and Whistleblower Policy		Form 10-K (Exhibit 14.1)	March 31, 2021	001-37471

21.1	List of Subsidiaries		Form 10-K (Exhibit 10.39)	44622	001-37471

23.1	Consent of Ernst & Young LLP	*

31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**

32.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		Form 10-K (Exhibit 101.CAL)	March 2, 2022	001-37471

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		Form 10-K (Exhibit 101.DEF)	March 2, 2022	001-37471

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

*	Filed herewith

**	Furnished herewith

±	Confidential treatment received as to portions of the exhibit. Confidential materials omitted and filed separately with the SEC.
+	Portions of the exhibit are omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Copies of the unredacted exhibit will be furnished to the SEC upon request.
#	Indicates a management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

July 6, 2022	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President