Form 10-Q
period 2022-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2022-08-04
CIK 1583648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒
As of August 1, 2022, the registrant had 74,406,253 shares of common stock outstanding.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our continued progress in the areas of co-stimulatory bispecifics and inhaled therapeutics; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; the receipt of royalty payments provided for in our collaboration agreements; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we may obtain regulatory approval, and the rate and degree of market acceptance of any such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; our ability to initiate the phase 1 study for PRS-220; our and Servier's ability to advance the phase 1 study for PRS-344/S095012; our ability to continue to advance PRS-400; AstraZeneca's ability to advance the phase 2 study for PRS-060/AZD1402; our other partners' ability to continue to advance programs out-licensed to them; the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain and clinical trials.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.042955 based on information provided by Xignite as of June 30, 2022.
ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.
PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$54,257	$117,764
Short term investments	26,679	—
Accounts receivable	1,264	3,313
Prepaid expenses and other current assets	8,704	6,548
Total current assets	90,904	127,625
Property and equipment, net	17,430	19,122
Operating lease right-of-use assets	3,617	3,909
Other non-current assets	2,358	2,904
Total assets	$114,309	$153,560
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,898	$8,609
Accrued expenses and other current liabilities	10,785	16,836
Deferred revenues, current portion	22,863	25,116
Total current liabilities	35,546	50,561
Deferred revenue, net of current portion	22,063	38,403
Operating lease liabilities	12,335	13,841
Total liabilities	69,944	102,805
Stockholders’ equity:
Preferred stock	—	—
Common stock	74	72
Additional paid-in capital	316,249	306,998
Accumulated other comprehensive income	625	829
Accumulated deficit	(272,583)	(257,144)
Total stockholders’ equity	44,365	50,755
Total liabilities and stockholders’ equity	$114,309	$153,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Customer revenue	$3,468	$2,540	$14,647	$17,406
Collaboration revenue	230	745	39	1,512
Total revenue	3,698	3,285	14,686	18,918
Operating expenses
Research and development	11,947	15,800	26,013	32,362
General and administrative	4,081	4,246	8,460	8,376
Total operating expenses	16,028	20,046	34,473	40,738
Loss from operations	(12,330)	(16,761)	(19,787)	(21,820)
Other income (expense)
Interest income	132	3	129	6
Grant income	1,184	796	3,314	796
Other income	676	464	905	1,348
Net loss	$(10,338)	$(15,498)	$(15,439)	$(19,670)

Other comprehensive income (loss):
Foreign currency translation	(499)	40	(356)	529
Unrealized gain on available-for-sale securities	171	—	152	—
Comprehensive loss	$(10,666)	$(15,458)	$(15,643)	$(19,141)
Net loss per share
Basic and diluted	$(0.14)	$(0.25)	$(0.21)	$(0.33)
Weighted average number of common shares outstanding
Basic and diluted	74,125	61,905	73,919	59,116
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Three Months Ended June 30, 2021 and 2022

	Preferred shares		Common shares		ATM proceeds receivable	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of March 31, 2021	14	$—	59,719	$60	$—	$253,560	$194	$(215,578)	$38,236
Net loss								(15,498)	(15,498)
Foreign currency translation adjustment	—	—	—	—	—	—	40	—	40
Unrealized gain on investments	—	—	—	—	—		—	—	—
Stock based compensation expense	—	—	—	—	—	1,326	—	—	1,326
Issuance of common stock resulting from exercise of stock options	—	—	129	—	—	272	—	—	272
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	40	—	—	96	—	—	96
Issuance of common stock resulting from exercise of warrants	—	—	1,391	1	—	836	—	—	837
Issuance of common stock resulting from conversion of preferred stock	(4)	—	3,812	4	—	(4)	—	—	—
Preferred stock conversion (Series E)	5	—	(5,000)	(5)	—	5	—	—	—
Issuance of common stock pursuant to ATM offering program, net of $0.4 million in offering costs	—	—	3,004	3	—	12,169	—	—	12,172
Issuance of common stock pursuant to private placement offering, net of $0.1 million in offering costs	—	—	3,584	4	—	9,236	—	—	9,240
Balance as of June 30, 2021	16	$—	66,679	$67	$—	$277,496	$234	$(231,076)	$46,721

Balance as of March 31, 2022	16	$—	74,098	$74		$314,668	$953	$(262,245)	$53,450
Net loss	—	—	—	—	—	—	—	(10,338)	(10,338)
Foreign currency translation adjustment	—	—	—	—	—	—	(499)	—	(499)
Unrealized gain on investments	—	—	—	—	—	—	171	—	171
Stock based compensation expense	—	—	—	—	—	1,301	—	—	1,301
Issuance of common stock resulting from exercise of stock options	—	—	3	—	—	10	—	—	10
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	69	—	—	104	—	—	104
Issuance of common stock pursuant to ATM offering program, net of de minimis offering costs	—	—	88	—	—	166	—	—	166
Balance as of June 30, 2022	16	$—	74,257	$74	$—	$316,249	$625	$(272,583)	$44,365
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited, in thousands)
For the Six Months Ended June 30, 2021 and 2022

	Preferred shares		Common shares		ATM proceeds receivable	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total Stockholders’ equity
	No. of shares	Share capital	No. of shares	Share capital
Balance as of December 31, 2020	14	$—	56,003	$56	$—	$242,672	$(295)	$(211,406)	$31,027
Net loss	—	—	—	—	—	—	—	(19,670)	(19,670)
Foreign currency translation adjustment	—	—	—	—	—	—	529	—	529
Unrealized gain on investments	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	2,525	—	—	2,525
Issuance of common stock resulting from exercise of stock options	—	—	139	—	—	292	—	—	292
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	40	—	—	96	—	—	96
Issuance of common stock resulting from exercise of warrants	—	—	1,391	1		836	—	—	837
Issuance of common stock resulting from conversion of preferred stock	(4)	—	3,812	4	—	(4)	—	—	—
Preferred stock conversion (Series E)	5	—	(5,000)	(5)	—	5	—	—	—
Issuance of common stock pursuant to ATM offering program, net of $0.4 million in offering costs	—	—	3,004	3	—	12,169	—	—	12,172
Issuance of common stock pursuant to private placement offering, net of $0.1 million in offering costs	—	—	7,290	8	—	18,905	—	—	18,913
Balance as of June 30, 2021	16	$—	66,679	$67	$—	$277,496	$234	$(231,076)	$46,721

Balance as of December 31, 2021	16	$—	72,222	$72	$—	$306,998	$829	$(257,144)	$50,755
Net loss	—	—	—	—	—	—	—	(15,439)	(15,439)
Foreign currency translation adjustment	—	—	—	—	—	—	(356)	—	(356)
Unrealized loss on investments	—	—	—	—	—	—	152	—	152
Stock based compensation expense	—	—	—	—	—	2,479	—	—	2,479
Issuance of common stock resulting from exercise of stock options	—	—	46	—	—	95	—	—	95
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	69	—	—	104	—	—	104
Issuance of common stock pursuant to ATM offering program, net of $0.3 million in offering costs	—	—	1,920	2	—	6,573	—	—	6,575
Balance as of June 30, 2022	16	$—	74,257	$74	$—	$316,249	$625	$(272,583)	$44,365
The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(15,439)	$(19,670)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,428	1,242
Right-of-use asset (accretion) amortization	(5)	(48)
Stock-based compensation	2,479	2,525
Realized investment gains	40	—
Other non-cash transactions	214	(14)
Changes in operating assets and liabilities	(26,938)	33,733
Net cash (used in) operating activities	(38,221)	17,768
Investing activities:
Purchases of property and equipment	(1,018)	(257)
Proceeds from maturity of investments	4,850	—
Purchases of investments	(31,645)	—
Net cash (used in) investing activities	(27,813)	(257)
Financing activities:
Proceeds from exercise of stock options	95	292
Proceeds from exercise of warrants	—	837
Proceeds from employee stock purchase plan	104	96
Proceeds from issuance of common stock from private placement, net of issuance costs	—	18,913
Proceeds from issuance of common stock resulting from ATM sales, net of $0.3 million in transaction costs	6,640	12,172
Net cash provided by financing activities	6,839	32,310
Effect of exchange rate change on cash and cash equivalents	(4,312)	(1,160)
Net decrease in cash and cash equivalents	(63,507)	48,661
Cash and cash equivalents at beginning of period	117,764	70,436
Cash and cash equivalents at end of period	$54,257	$119,097
Supplemental cash flow disclosures:
Net unrealized gain on investments	$152	$—
Property and equipment included in accounts payable	$15	$—
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

As of June 30, 2022, cash, cash equivalents, and investments were $80.9 million. For the three months ended June 30, 2022 and 2021, the Company’s net loss was $10.3 million and $15.5 million. For the six months ended June 30, 2022 and 2021, the Company's net loss was $15.4 million and $19.7 million The Company has incurred net losses since inception and had an accumulated deficit of $272.6 million as of June 30, 2022. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years.

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

2.    Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material additions to the significant accounting policies for the six months ended June 30, 2022.
Unaudited Interim Financial Information
The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 2, 2022.
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
Concentration of Credit Risk and Off-Balance Sheet Risk
The Company has no financial instruments with off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject Pieris to concentrations of credit risk include cash and cash equivalents, investments, and accounts receivable. The Company’s cash, cash equivalents, and investments are held in accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimize the exposure to concentration of credit risk. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. Accounts receivable primarily consist of amounts due under strategic partnership and other license agreements with major multi-national pharmaceutical companies for which the Company does not obtain collateral.
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

Revenue Recognition

Pieris has entered into several licensing agreements with collaboration partners for the development of Anticalin therapeutics against a variety of targets. The terms of these agreements provide for the transfer of multiple goods or services which may include: (i) licenses, or options to obtain licenses, to Pieris’ Anticalin technology and/or specific programs and (ii) research and development activities to be performed on behalf of or with a collaborative partner. Payments to Pieris under these agreements may include upfront fees (which include license and option fees), payments for research and development activities, payments based upon the achievement of certain milestones, and royalties on product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that could result in material financial consequences to Pieris. As the

Company's intellectual property assets are considered to be located in Germany, the Company records all consolidated revenue in its subsidiary, Pieris Pharmaceuticals, GmbH.

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

The Company allocates the transaction price based on the estimated standalone selling price of the underlying performance obligations or, in the case of certain variable consideration, to one or more performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract. The Company utilizes key assumptions to determine the stand-alone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs to complete the respective performance obligation. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amount the Company would expect to receive for each performance obligation.

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
The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Seagen	$2,607	$338	$2,919	$704
AstraZeneca	(130)	2,202	4,623	16,702
Servier	230	745	4,964	1,512
Genentech	991	—	2,180	—
Total Revenue	$3,698	$3,285	$14,686	$18,918

Under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$900	$4,100
Servier	125	94
Seagen	754	450
Boston Pharmaceuticals	88	265
Genentech	834	600
Total potential milestone payments	$2,701	$5,509
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

While the Genentech Agreement allows for up to four research programs, only two research programs are initially identified and committed in the Genentech Agreement. To reach a total of up to four research programs, the Company has granted Genentech options to nominate two additional collaboration targets of their choosing, subject to the legal availability of the target to be researched. Genentech will have three years after the effective date to nominate the subsequent targets. The Company has also granted Genentech options to replace any of the collaboration targets identified with another target. However, at no point will there be more than four identified collaboration targets for which there are ongoing research programs.

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
As a result, management concluded there were five separate performance obligations at the inception of the Genentech Agreement: (i) two combined performance obligations, each comprised of an exclusive research and commercial license, a non-exclusive platform improvement license, and research and development services for the first two Genentech programs, (ii) two performance obligations each comprised of a material right for a target swap option for the first two Genentech programs, and (iii) one performance obligation comprised of participation on the governance committee.

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

The transaction price at inception is comprised of fixed consideration of $20.0 million in upfront fees and was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The amounts allocated to the performance obligations for the two research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the target options will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program along with any remaining deferred revenue associated with the replacement target. The amounts allocated to the participation on the committee will be recognized on a straight-line basis over the anticipated research term for all research programs. As of June 30, 2022, there was $13.2 million of aggregate transaction price allocated to remaining performance obligations.

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

As of June 30, 2022, there were $7.6 million and $5.6 million of current and non-current deferred revenue, respectively, related to the Genentech Agreement.
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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the anticipated research term for all research programs. As of June 30, 2022, there was $17.2 million of aggregate transaction price allocated to remaining performance obligations. In addition, as of June 30, 2022 both target swap options have expired and these performance obligations are complete.

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

On March 24, 2021, the Company announced that Seagen made a strategic equity investment in Pieris, and that the companies had entered into a combination study agreement, or the Combination Study Agreement, to evaluate the safety and efficacy of combining Pieris’ cinrebafusp alfa with Seagen’s tucatinib, a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels. Enrollment into the phase 2 study was ceased in August 2022 as part of a strategic pipeline prioritization. The companies have also entered into an Amended and Restated License and Collaboration Agreement, or the Second Seagen Amendment, in which their existing IO collaboration agreement has been amended relating to joint development and commercial rights for the second program in the alliance. In connection with the agreements described above, the Company and Seagen also entered into a subscription agreement, or the Seagen Subscription Agreement.

Under the Second Seagen Amendment, Pieris’ option to co-develop and co-commercialize the second of three programs in the collaboration has been converted to a co-promotion option of one of the three programs in the United States, with Seagen solely responsible for the development and overall commercialization of that program. Pieris will also be entitled to increased royalties from that program in the event that it chooses to exercise the co-promotion option. In connection with the Seagen Subscription Agreement, the Company agreed to issue to Seagen, and Seagen agreed to acquire from the Company, 3,706,174 shares of the Company’s common stock for a total purchase price of $13.0 million, or $3.51 per share, in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act. The Seagen Subscription Agreement includes a provision to the effect that Seagen may ask the Company to file a registration statement to register the resale of the shares issued to Seagen, at any time beginning on the date that is 60 calendar days from the date of issuance of the shares. The Company assessed the ASC 606 implications of the Seagen Subscription Agreement and concluded that the fair value of the shares on a per share basis was $2.61 per share as of the transaction date. This resulted in a premium paid for the shares of $3.3 million, all of which was recorded in deferred revenue upon contract execution and allocated to the remaining performance obligations.

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

As of June 30, 2022, there were $9.3 million and $5.2 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

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

In addition to the Company’s lead inhaled drug candidate, PRS-060/AZD1402, or the AstraZeneca Lead Product, the Company and AstraZeneca agreed to collaborate, under the original terms of the AstraZeneca Collaboration Agreement, to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products. The Company is responsible for advancing the AstraZeneca Lead Product through its phase 1 study, with the associated costs funded by AstraZeneca. The parties will collaborate thereafter to conduct a phase 2a study in asthma patients, with AstraZeneca continuing to fund development costs. After the availability of topline data from a phase 2a study, Pieris has the option to co-develop the AstraZeneca Lead Product and also has a separate option to co-commercialize the AstraZeneca Lead Product in the United States. For the AstraZeneca Collaboration Products, the Company will be responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca will take the lead on continued development of the AstraZeneca Collaboration Products. The Company retained the option to co-develop two of the four AstraZeneca Collaboration Products beginning at a predefined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of June 30, 2022, there was $12.0 million of aggregate transaction price allocated to remaining performance obligations.

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

On March 29, 2021, the Company and AstraZeneca entered into (1) Amendment No. 1 to the Non-exclusive Anticalin® Platform License Agreement dated May 2, 2017, and (2) Amendment No. 2 to the License and Collaboration Agreement dated May 2, 2017, as previously amended by Amendment No. 1 dated September 14, 2020, collectively, the Amended Collaboration Agreement. Under the Amended Collaboration Agreement, the parties agreed to restructure certain commercial economics for the AZD1402/PRS-060 program by increasing potential sales milestones and reducing potential sales royalties, while fundamentally maintaining the overall value split between AstraZeneca and the Company.

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

In January 2022, the Company and AstraZeneca jointly discontinued one discovery-stage program, as they were not able to validate an exploratory target. Approximately $4.7 million of revenue was recorded related to a material right performance obligation that ceased with the discontinuation of this program.

In August 2022, the Company and AstraZeneca entered into another amendment of the License and Collaboration Agreement dated May 2, 2017, and extended the research term for two discovery-stage programs through December 2023. Pieris retains co-development and U.S. co-commercialization options for both of those programs. As a result of this amendment, the Company and AstraZeneca jointly agreed to discontinue a third discovery-stage program.

As of June 30, 2022, there were $5.1 million and $6.9 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of June 30, 2022, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.4 million. Amortization during the three months ended June 30, 2022 and 2021 was de minimis, respectively. Amortization during the six months ended June 30, 2022 and 2021 was $0.2 million and de minimis, respectively.

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

Upon signing the Servier Agreements, management evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. Of the initial 10 performance obligations identified at the inception of the Servier Agreements, only three are still ongoing as of June 30, 2022. The following performance obligations are the remaining active performance obligations that are within the scope of ASC 808:

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

The amounts allocated to the performance obligation for the research and development licenses for PRS-344/S095012 are being recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance for PRS-344/S095012 is through approval of certain regulatory bodies; a period which could be many years. The amount allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amount allocated to the one remaining performance obligation for the material right to acquire development and commercial licenses for PRS-344/S095012 is granted in the future is being recognized over time upon delivery of the license through marketing approval. As of June 30, 2022, there was $5.3 million of aggregate transaction price allocated to remaining performance obligations under the Servier Agreements.

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

During the six months ended June 30, 2022, the Company satisfied the performance obligation related to the material right for PRS-352/S095025, which led to point-in-time recognition of revenue for $4.9 million of revenue previously deferred.

As of June 30, 2022, there were $0.9 million and $4.4 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of June 30, 2022, the remaining balance of the asset recognized from costs to obtain the Servier contract was de minimis. Amortization during the three months ended June 30, 2022 and 2021 was de minimis, respectively. Amortization during the six months ended June 30, 2022 and 2021 were $0.1 million and de minimis, respectively.

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

There were no additions to deferred revenue during the three and six months ended June 30, 2022. Reductions to deferred revenue were $3.7 million and $14.3 million for the three and six months ended June 30, 2022, respectively.

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

5.    Cash, cash equivalents and investments
As of June 30, 2022, cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S. treasury securities, asset-backed securities and corporate bonds. As of December 31, 2021, cash equivalents were comprised of only money market accounts. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at June 30, 2022 and December 31, 2021.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2022
Money market funds, included in cash equivalents	$25,188	$25,188	$—	$—
Investments - US treasuries	4,541	4,541	—	—
Investments - Asset-backed securities	1,846	—	1,846	—
Investments - Corporate bonds	20,292	—	20,292	—
Total	$51,867	$29,729	$22,138	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021
Money market funds, included in cash equivalents	$56,885	$56,885	$—	$—
Total	$56,885	$56,885	$—	$—
Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of June 30, 2022.
Investments at June 30, 2022 consist of the following (in thousands):

	Contractual maturity (in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
US treasuries	7-98	$4,512	$32	$(3)	$4,541
Asset-backed securities	46-199	1,825	25	(3)	1,847
Corporate bonds	11-261	20,190	134	(33)	20,291
Total		$26,527	$191	$(39)	$26,679
The Company did record de minimis realized gains from the maturity of available-for-sale securities during the three and six months ended June 30, 2022 and recorded no realized gains or losses from the maturity of available-for-sale securities during the three and six months ended June 30, 2021.
As of June 30, 2022, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

6.    Property and equipment, net
Property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2022	2021
Laboratory furniture and equipment	$11,378	$11,354
Office furniture and equipment	1,814	1,959
Computer equipment	369	396
Leasehold improvements	12,114	13,130
Property and equipment, cost	25,675	26,839
Accumulated depreciation	(8,245)	(7,717)
Property and equipment, net	$17,430	$19,122

7.    Accrued Expenses
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Research and development fees	$4,457	$5,682
Compensation expense	2,462	3,581
Accrued license obligations	1,338	1,541
Accrued accounts payable	1,004	2,980
Lease liabilities	914	1,049
Other current liabilities	610	393
Collaboration cost-sharing obligation	—	1,610
Total	$10,785	$16,836

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

As of June 30, 2022 and 2021, and as calculated using the treasury stock method, approximately 39.6 million and 36.5 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity
The Company had 300,000,000 shares authorized and 74,257,587 and 72,222,661 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021, respectively, with a par value of $0.001 per share.
The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of June 30, 2022 and December 31, 2021. Preferred stock has a par value of $0.001 per share, and consists of the following:
•Series A Convertible, 85 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.
•Series B Convertible, 4,026 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.
•Series C Convertible, 3,506 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.
•Series D Convertible, 3,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.
•Series E Convertible, 5,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.

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

At the 2021 Annual Meeting of Stockholders, held on June 25, 2021, the Company’s stockholders approved the first amendment to the 2020 Plan to add 2,250,000 shares for issuance under the 2020 Plan. At the 2022 Annual Meeting of Stockholders held on June 22, 2022, the Company’s stockholders approved a second amendment to the 2020 Plan to add 3,000,000 shares of common stock for issuance under the 2020 Plan.

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
Open Market Sales Agreements
In August 2021, the Company established an ATM offering program, or the ATM Program, under a sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021.
For the six months ended June 30, 2022, the Company sold 1.9 million shares for gross proceeds of $6.9 million under the ATM program at an average stock price of $3.57.
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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended June 30,
	2022	2021
Operating lease costs	$331	$379
Variable lease costs (1)	165	181
Total lease cost	$496	$560
(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.
The following table summarizes the weighted-average remaining lease term and discount rate:

As of June 30, 2022
Weighted-average remaining lease term (years)	10.0
Weighted-average discount rate	10.5%
Cash paid for amounts included in the measurement of the lease liabilities were $0.6 million and $0.6 million, respectively, for the three months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021, cash paid for amounts included in the measurement of the lease liabilities were $1.1 million and $1.3 million, respectively.
As of June 30, 2022, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2022	$1,152
2023	2,059
2024	2,059
2025	2,059
2026	2,059
Thereafter	11,494
Total undiscounted lease payments	20,882
Less: present value adjustment	(7,632)
Present value of lease liabilities	$13,250

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

We have registered trademarks for Pieris, Anticalin, and others. All other trademarks, trade names and service marks included in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.
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
◦The phase 2a asthma study is ongoing in multiple sites globally. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of PRS-060/AZD1402 that will evaluate PRS-060/AZD1402 at up to three dose levels using a dry powder formulation administered twice daily. In part 1a (1 mg and 3 mg dose safety) of the study, 31 asthma patients, controlled on standard of care (medium dose inhaled corticosteroids, or ICS, with long-acting beta agonists, or LABA), received PRS-060/AZD1402 twice daily over four weeks to establish the safety profile and pharmacokinetics of the dry powder formulation of PRS-060/AZD1402. A safety review following completion of part 1a included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second, or FEV1. Following the safety review, AstraZeneca began enrollment of part 2a (1 mg and 3 mg dose efficacy) of the study to evaluate efficacy, safety, and pharmacokinetics of PRS-060/AZD1402 administered twice daily to asthma patients, uncontrolled on medium dose ICS with LABA, that have a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb in the 1 mg and 3 mg arms and a placebo arm. Following a four-week run-in period, patients will be dosed and monitored over four weeks. FEV1 improvement at four weeks compared to placebo will be the primary endpoint in this portion of the study. Following the safety review, AstraZeneca also began enrollment of part 1b (10 mg dose safety) of the study to evaluate the safety of the 10 mg dose in asthma patients controlled on standard of care who will receive PRS-060/AZD1402 twice daily over four weeks. AstraZeneca conducted a reforecast of the study, which has taken into account the global challenges of recruiting for respiratory clinical trials caused by the continued impact of the COVID-19 pandemic, and is broadening enrollment criteria in part 2 of the study to facilitate recruitment of the study. AstraZeneca also now plans to focus on the 3 mg cohort for the efficacy readout, plans to stop enrollment for the 1 mg cohort, and does not plan to enroll the 10 mg cohort (previously referenced as part 2b). AstraZeneca still plans on continuing to enroll patients in the 10 mg cohort for the part 1b safety readout only. Topline results from this study are now expected to be reported by the third quarter of 2023.

◦Upon receipt of the topline data and notice from AstraZeneca, including a product development plan and budget, we will have 30 days to opt into co-development of the program with AstraZeneca at one of two levels, neither of which includes an option exercise fee. If we do not choose to participate in co-development, we would still be entitled to sales royalties from single-digit up to the mid-teens, plus the potential for more than one billion dollars in sales milestones. At the first opt-in level, we would be responsible for 25% of the cost-share through regulatory approval with a predetermined cost cap. At this level, for the lifetime of this product, we would receive sales royalties from single-digit up to the high teens, plus the potential for multi-billion dollar sales milestones. The second opt-in level would be at a 50% cost share without a cost cap which, instead of sales royalties and milestones, would result in a gross margin share in the mid-twenty percent range for the lifetime of the product. We also have a separate option to co-commercialize PRS-060/AZD1402 with AstraZeneca in the United States independent of the co-development opt-in decision.

•Four discovery-stage respiratory programs were originally included in the AstraZeneca alliance beyond PRS-060/AZD1402, the targets and disease areas of which are undisclosed. In January 2022, Pieris and AstraZeneca jointly discontinued one of the four discovery-stage programs in the collaboration beyond PRS-060/AZD1402, for which they were not able to validate an exploratory target. In August 2022, we entered into an amendment of the License and Collaboration Agreement and extended the research term for two of these three discovery-stage programs. Pieris retains co-development and U.S. co-commercialization options for both of those programs.
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
◦The first regulatory filing for PRS-220 has been submitted in Australia. We expect PRS-220 will enter a phase 1 study in healthy volunteers later this year, and expect to report the outcome of the study in 2023.
•We have also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. We are currently conducting joint discovery activities in each of the two committed programs.
•Cinrebafusp alfa, is a fusion protein, comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. Cinrebafusp alfa is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first 4-1BB bispecific T cell co-stimulatory agonist to enter clinical development.
◦In August 2022 we announced the decision to cease further enrollment in the two-arm, multicenter, open-label phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in phase 1 studies, including single agent activity in a monotherapy setting, and in the phase 2 study in HER2-expressing gastric cancer, giving the Company confidence in its broader 4-1BB franchise.
◦
•PRS-344/S095012, a bispecific antibody-Anticalin fusion protein comprising a PD-L1-targeting antibody genetically fused to Anticalin proteins specific for 4-1BB. PRS-344/S095012 is being developed as part of our IO collaboration with Servier.
◦Regulatory approval for the phase 1/2 study of PRS-344/S095012 has been granted by multiple countries, including the United States in the first quarter of 2022. The first patient in the study was dosed in November 2021.
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
◦We expect to initiate the expansion cohorts in a select number of jointly vetted indications in 2023.
•We are also developing additional IO drug candidates beyond PRS-344/S095012 that are multi-specific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics. Other IO drug candidates are being developed as part of our collaborations with Servier, Seagen, and Boston Pharmaceuticals.
◦Servier has obtained in vivo proof of concept for PRS-352/S095025, a bispecific antibody-Anticalin fusion protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for OX40, triggering an undisclosed milestone payment to Pieris in 2021. Servier is continuing development of PRS-352/S095025, for which the companies recently presented preclinical data at the AACR Annual Meeting 2022. PRS-352/S095025 has demonstrated superior potency to anti-PD-L1 and combination OX40 and PD-L1 therapy benchmarks in different in vitro assays, inhibits the PD-1/PD-L1 pathway with comparable potency to anti-PD-L1 antibodies, stimulates human CD4+ T cells, drives T cell stimulation in ex vivo cynomolgus monkey assays, and demonstrated an antibody-like PK profile in vivo.

◦We have already handed one of the programs in the Seagen collaboration, a bispecific tumor-targeted costimulatory agonist, over to Seagen, who is responsible for further advancement and funding of the asset. The program is one of up to three potential programs in the Seagen alliance, and we believe the previous achievement of a key development milestone for this program validates our approach and leadership in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. During the third quarter of 2021, we initiated the second program within the collaboration with Seagen. We retain a co-promotion option for one program in the Seagen collaboration in the United States.
◦PRS-342/BOS-342 is a 4-1BB/GPC3 bispecific that we have exclusively licensed to Boston Pharmaceuticals. Boston Pharmaceuticals continues to advance PRS-342/BOS-342 towards the clinic, with phase 1 expected to begin in the first half of 2023.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and six months ended June 30, 2022, we reported net losses of $10.3 million and $15.4 million, respectively. For the three and six months ended June 30, 2021, we reported net losses of $15.5 million and $19.7 million, respectively. As of June 30, 2022, we had an accumulated deficit of $272.6 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.
We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and six months ended June 30, 2022 and 2021 were from license and collaboration agreements with our partners.
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

Results of Operations
Comparison of the three and six months ended June 30, 2022 and 2021
The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$3,698	$3,285	$14,686	$18,918

Research and development expenses	11,947	15,800	26,013	32,362
General and administrative expenses	4,081	4,246	8,460	8,376
Total operating expenses	16,028	20,046	34,473	40,738
Other (expense) income
Interest income	132	3	129	6
Grant income	1,184	796	3,314	796
Other income	676	464	905	1,348
Net loss	$(10,338)	$(15,498)	$(15,439)	$(19,670)

Revenues
The following table provides a comparison of revenues for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)
Customer revenue	$3,468	$2,540	$928
Collaboration revenue	230	745	(515)
Total Revenue	$3,698	$3,285	413

•The $0.9 million increase in customer revenue in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is driven by completion of the performance obligation related to the expiration of the target swap for the second program under the Seagen collaboration (approximately $1.5 million) as well as program progress on the Genentech collaboration, both offset by lower AstraZeneca collaboration revenue reimbursable costs that were still being incurred in 2021.
•The $0.5 million decrease in collaboration revenues in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is due to increased activities managed by Servier for the phase 1 study, which offset our revenue generating activities.
The following table provides a comparison of revenues for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
Customer revenue	$14,648	$17,406	$(2,758)
Collaboration revenue	38	1,512	(1,474)
Total Revenue	$14,686	$18,918	(4,232)
•The $2.8 million decrease in customer revenue in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 relates to revenue recognized for the discontinuation of an early-stage program under the AstraZeneca collaboration (approximately $4.2 million), completion of the performance obligation related to the material right for PRS-352 (approximately $4.9 million) and completion of the performance obligation related to the expiration of the target swap for the second program under the Seagen collaboration (approximately $1.5 million) as well as program progress on the Seagen and Genentech collaborations, which were overall lower than the phase 2a milestone ($13.0 million) recognized for PRS-060 under the AstraZeneca collaboration, higher reimbursable costs for AstraZeneca and higher pass through costs for Servier in the prior year period.
•The $1.5 million decrease in collaboration revenues in the six months ended June 30, 2022 compared to the six months ended June 30, 2021 relates to an updated estimate of project completion for PRS-344/S095012 under the Servier collaboration, leading to lower revenue recognized in the first quarter along with increased activities managed by Servier for the phase 1 study which offset our revenue generating activities.
Research and Development Expenses
The following table provides a comparison of the research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Increase/(Decrease)
Respiratory	$1,856	$4,605	$(2,749)
Immuno-oncology	3,017	4,495	(1,478)
Other R&D activities	7,074	6,700	374
Total	$11,947	$15,800	(3,853)

•The $2.7 million decrease in our respiratory programs for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is due to lower program costs for PRS-060/AZD1402 as work related to the phase 1 trial was largely complete in 2021, as well as lower manufacturing costs for PRS-220 and lower license fees in 2022, partially offset by higher preclinical and clinical costs for PRS-220 and higher manufacturing costs for discovery-stage programs in the current period.
•The $1.5 million decrease in our IO programs for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is due primarily to a decrease in manufacturing costs for cinrebafusp alfa, PRS-344/S095012 and PRS-342, lower preclinical costs for cinrebafusp alfa and lower overall license fees and consulting services, partially offset by higher clinical costs for PRS-344.
•The $0.4 million increase in other research and development activities expenses for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is due primarily to higher personnel costs due to higher headcount and higher preclinical costs related to other discovery-stage programs, offset partially by lower license fees in the current year.
The following table provides a comparison of the research and development expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
Respiratory	$4,134	$8,633	$(4,499)
Immuno-oncology	7,450	10,420	(2,970)
Other R&D activities	14,429	13,309	1,120
Total	$26,013	$32,362	(6,349)
•The $4.5 million decrease in our respiratory programs for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is due to lower program costs for PRS-060/AZD1402 as work related to the phase 1 trial was largely complete in 2021, lower preclinical costs for PRS-220 and lower license fees in 2022, partially offset by higher clinical costs for PRS-220 and higher manufacturing and preclinical costs for early-stage discovery programs in 2022.
•The $3.0 million decrease in our IO programs for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is due primarily to a decrease in manufacturing costs for cinrebafusp alfa, PRS-344/S095012 and PRS-342, lower preclinical costs for cinrebafusp alfa and lower overall license fees and consulting services, partially offset by higher clinical costs for cinrebafusp alfa and PRS-344.
•The $1.1 million increase in other research and development activities expenses for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is due primarily to higher personnel costs due to higher headcount, higher software costs and higher travel costs, partially offset slightly by lower overall license fees and lower external consulting expenses.
General and Administrative Expenses
General and administrative expenses were $4.1 million for the three months ended June 30, 2022 and $4.2 million for the three months ended June 30, 2021. The slight period-over-period decrease was driven primarily by lower professional service costs and lower facilities costs, partially offset by slightly higher travel costs.
General and administrative expenses were $8.5 million for the six months ended June 30, 2022 and $8.4 million for the six months ended June 30, 2021. The slight period-over-period increase was driven primarily by higher travel costs and professional services costs, partially offset by lower audit and tax expense and lower office expenses.
Other Income (Expense)

Our other income (expense) was $2.0 million for the three months ended June 30, 2022 and $1.3 million for the three months ended June 30, 2021. This period over period increase was primarily due to grant income recorded for PRS-220, interest income on investments in the current year as well as a strengthening US dollar, partially offset by higher foreign exchange realized losses in the current year as compared to the same period in the prior year.
Our other income (expense) was $4.3 million for the six months ended June 30, 2022 and $2.2 million for the six months ended June 30, 2021. This period over period increase was primarily due to two quarters of grant income recorded for PRS-220 in the current as compared to the same period in the prior year, interest income on investments in the current year as well as a strengthening US dollar, partially offset by higher foreign exchange realized losses in the current year as compared to the same period in the prior year.
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
Through June 30, 2022, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.
As of June 30, 2022, we had a total of $80.9 million in cash, cash equivalents and investments. We have incurred losses in every period since inception, including the three months ended June 30, 2022 and 2021, and have a total accumulated deficit of $272.6 million as of June 30, 2022.
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
The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) operating activities	$(38,221)	$17,768
Net cash used in investing activities	(27,813)	(257)
Net cash provided by financing activities	6,839	32,310

Net cash used in operating activities for the six months ended June 30, 2022 was $38.2 million compared to net cash provided by operations of $17.8 million for the six months ended June 30, 2021. Cash used in the current period is impacted by lower deferred revenue, primarily driven by higher revenue recognized for AstraZeneca, Servier and Seagen, lower accounts payable and accrued expenses and higher prepaid expenses, offset partially by lower accounts receivables. This compares to the impact of higher deferred revenue (due to the impact of new collaboration agreements for Genentech and Boston Pharmaceuticals and Seagen and AstraZeneca modifications in 2021) and higher accrued expenses, offset partially by higher prepaid expenses and accounts receivable
Cash used in vesting activities for the six months ended June 30, 2022 was $27.8 million as compared to $0.3 million for the same period in 2021. The change in net cash used is solely attributable to the impact of net investments changes (purchase of investments as a result of rising interest rates in 2022) for which there is no activity in the comparable prior year period.
Cash provided by financing activities for the six months ended June 30, 2022 was $6.8 million as compared to $32.3 million for the same period in 2021. The decrease in the current period compared to the prior period is driven by the amendment to our strategic collaboration agreement with Seagen in 2021, which resulted in their purchase of $10.0 million of our common stock, whereas cash provided in the current period is due to sales under the ATM Program.

In August 2021, we established the ATM Program under a sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the six months ended June 30, 2022, we sold 1.9 million shares for gross proceeds of $6.9 million under the ATM program at an average stock price of $3.57.
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
In addition, any unfavorable development or delay in the progress of our core clinical-stage programs including PRS-060/AZD1402, PRS-344/S095012 and PRS-220 could have a material adverse impact on our ability to raise additional capital.
We plan to raise additional capital to fulfill our operating and capital requirements through public or private equity financings, utilization of our ATM Program, strategic collaborations, licensing arrangements and/or the achievement of milestones under our collaborative agreements. The funding requirements of our operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although we continue to pursue these funding plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. Until such time as we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships, licensing arrangements and government grants. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Pieris Pharmaceuticals, Inc. 2020 Employee, Director and Consultant Equity Incentive Plan, as Amended.	+	Form 8-K (Exhibit 10.1)	June 27, 2022	001-37471

10.2	Amendment No. 3, dated June 9, 2022, to the License and Collaboration Agreement, dated May 2, 2017, by and between Pieris Pharmaceuticals, Inc. and AstraZeneca AB.	*

10.3	Amendment No. 4, dated June 30, 2022, to the License and Collaboration Agreement, dated May 2, 2017, by and between Pieris Pharmaceuticals, Inc. and AstraZeneca AB.	*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Indicates a management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

August 4, 2022	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

August 4, 2022	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)