Form 10-Q
period 2022-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2022-11-04
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 74,406,253 shares of common stock outstanding.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our continued progress in the areas of co-stimulatory bispecifics and inhaled therapeutics; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; the receipt of royalty and milestone payments provided for in our collaboration agreements; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we may obtain regulatory approval, and the rate and degree of market acceptance of any such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; our ability to continue to advance the phase 1 study for PRS-220; our and Servier's ability to advance the phase 1 study for PRS-344/S095012; our ability to continue to advance PRS-400; AstraZeneca's ability to advance the phase 2 study for elarekibep (PRS-060/AZD1402); Seagen’s ability to continue to advance PRS-346/SGN-BB228; Boston Pharmaceuticals ability to continue to advance PRS-342/BOS-342; our other partners' ability to continue to advance programs out-licensed to them; the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain and clinical trials.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $0.98724 based on information provided by Xignite as of September 30, 2022.

iii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$48,423	$117,764
Short term investments	21,400	—
Accounts receivable	829	3,313
Prepaid expenses and other current assets	7,908	6,548
Total current assets	78,560	127,625
Property and equipment, net	15,897	19,122
Operating lease right-of-use assets	3,399	3,909
Other non-current assets	1,307	2,904
Total assets	$99,163	$153,560
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,641	$8,609
Accrued expenses and other current liabilities	11,382	16,836
Deferred revenues, current portion	18,498	25,116
Total current liabilities	33,521	50,561
Deferred revenue, net of current portion	18,484	38,403
Operating lease liabilities	11,391	13,841
Total liabilities	63,396	102,805
Stockholders’ equity:
Preferred stock	—	—
Common stock	74	72
Additional paid-in capital	317,488	306,998
Accumulated other comprehensive income	524	829
Accumulated deficit	(282,319)	(257,144)
Total stockholders’ equity	35,767	50,755
Total liabilities and stockholders’ equity	$99,163	$153,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Customer revenue	$5,112	$2,783	$19,760	$20,189
Collaboration revenue	258	1,274	296	2,786
Total revenue	5,370	4,057	20,056	22,975
Operating expenses
Research and development	13,589	18,937	39,602	51,299
General and administrative	3,949	4,132	12,409	12,508
Total operating expenses	17,538	23,069	52,011	63,807
Loss from operations	(12,168)	(19,012)	(31,955)	(40,832)
Other income (expense)
Interest income	241	4	370	10
Grant income	1,468	1,794	4,782	2,590
Other income	723	678	1,628	2,026
Net loss	$(9,736)	$(16,536)	$(25,175)	$(36,206)

Other comprehensive income (loss):
Foreign currency translation	(31)	382	(387)	911
Unrealized gain (loss) on available-for-sale securities	(70)	—	82	—
Comprehensive loss	$(9,837)	$(16,154)	$(25,480)	$(35,295)
Net loss per share
Basic and diluted	$(0.13)	$(0.24)	$(0.34)	$(0.58)
Weighted average number of common shares outstanding
Basic and diluted	74,397	67,730	74,080	62,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Three Months Ended September 30, 2021 and 2022

							Accumulated
	Preferred shares		Common shares			Additional	other		Total
	No. of	Share	No. of	Share	ATM proceeds	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	receivable	capital	income (loss)	deficit	equity
Balance as of June 30, 2021	16	$—	66,679	$67	$—	$277,496	$234	$(231,076)	$46,721
Net loss	—	—	—	—	—	—	—	(16,536)	(16,536)
Foreign currency translation adjustment	—	—	—	—	—	—	382	—	382
Stock based compensation expense	—	—	—	—	—	1,370	—	—	1,370
Issuance of common stock resulting from exercise of stock options	—	—	272	—	—	566	—	—	566
Issuance of common stock pursuant to ATM offering program, net of $0.8 million in offering costs	—	—	4,554	5	(1,814)	23,159	—	—	21,350
Balance at September 30, 2021	16	$—	71,505	$72	$(1,814)	$302,591	$616	$(247,612)	$53,853

Balance as of June 30, 2022	16	$—	74,257	$74	$—	$316,249	$625	$(272,583)	$44,365
Net loss	—	—	—	—	—	—	—	(9,736)	(9,736)
Foreign currency translation adjustment	—	—	—	—	—	—	(31)	—	(31)
Unrealized loss on investments	—	—	—	—	—	—	(70)	—	(70)
Stock based compensation expense	—	—	—	—	—	974	—	—	974
Issuance of common stock pursuant to ATM offering program, net of de minimis offering costs	—	—	149	—	—	265	—	—	265
Balance at September 30, 2022	16	$—	74,406	$74	$—	$317,488	$524	$(282,319)	$35,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Nine Months Ended September 30, 2021 and 2022

							Accumulated
	Preferred shares		Common shares			Additional	other		Total
	No. of	Share	No. of	Share	ATM proceeds	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	receivable	capital	income (loss)	deficit	equity
Balance at December 31, 2020	14	$—	56,003	$56	$—	$242,672	$(295)	$(211,406)	$31,027
Net loss	—	—	—	—	—	—	—	(36,206)	(36,206)
Foreign currency translation adjustment	—	—	—	—	—	—	911	—	911
Stock based compensation expense	—	—	—	—	—	3,895	—	—	3,895
Issuance of common stock resulting from exercise of stock options	—	—	412	—	—	858	—	—	858
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	40	—	—	96	—	—	96
Issuance of common stock resulting from exercise of warrants	—	—	1,391	1	—	836	—	—	837
Issuance of common stock resulting from conversion of preferred stock	(4)	—	3,812	4	—	(4)	—	—	—
Preferred stock conversion (Series E)	5	—	(5,000)	(5)	—	5	—	—	—
Issuance of common stock pursuant to ATM offering program, net of $1.2 million in offering costs	—	—	7,558	8	(1,814)	35,328	—	—	33,522
Issuance of common stock pursuant to private placement offering, net of $0.1 million in offering costs	—	—	7,290	8	—	18,905	—	—	18,913
Balance at September 30, 2021	16	$—	71,505	$72	$(1,814)	$302,591	$616	$(247,612)	$53,853

Balance at December 31, 2021	16	$—	72,222	$72	$—	$306,998	$829	$(257,144)	$50,755
Net loss	—	—	—	—	—	—	—	(25,175)	(25,175)
Foreign currency translation adjustment	—	—	—	—	—	—	(387)	—	(387)
Unrealized gain on investments	—	—	—	—	—	—	82	—	82
Stock based compensation expense	—	—	—	—	—	3,453	—	—	3,453
Issuance of common stock resulting from exercise of stock options	—	—	46	—	—	95	—	—	95
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	69	—	—	104	—	—	104
Issuance of common stock pursuant to ATM offering program, net of $0.3 million in offering costs	—	—	2,069	2	—	6,838	—	—	6,840
Balance at September 30, 2022	16	$—	74,406	$74	$—	$317,488	$524	$(282,319)	$35,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(25,175)	$(36,206)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	2,195	1,850
Right-of-use asset (accretion) amortization	—	(70)
Stock-based compensation	3,453	3,895
Realized investment gains	(299)	—
Other non-cash transactions	216	26
Changes in operating assets and liabilities	(27,389)	33,789
Net cash provided by (used in) operating activities	(46,999)	3,284
Investing activities:
Purchases of property and equipment	(1,052)	(607)
Proceeds from maturity of investments	21,900	—
Purchases of investments	(43,191)	—
Net cash (used in) investing activities	(22,343)	(607)
Financing activities:
Proceeds from exercise of stock options	95	858
Proceeds from exercise of warrants	—	837
Proceeds from employee stock purchase plan	104	96
Proceeds from issuance of common stock from private placement, net of issuance costs	—	18,913
Proceeds from issuance of common stock resulting from ATM sales, net of $0.3 million in transaction costs	6,922	33,522
Net cash provided by financing activities	7,121	54,226
Effect of exchange rate change on cash and cash equivalents	(7,120)	(2,287)
Net decrease in cash and cash equivalents	(69,341)	54,616
Cash and cash equivalents at beginning of period	117,764	70,436
Cash and cash equivalents at end of period	$48,423	$125,052
Supplemental cash flow disclosures:
Net unrealized gain on investments	$82	$—
Property and equipment included in accounts payable	$31	$—

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

Pieris’ clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat moderate-to-severe asthma, an inhaled Anticalin protein targeting connective tissue growth factor to treat idiopathic pulmonary fibrosis and an immuno-oncology, or IO, bispecific targeting 4-1BB and PD-L1.

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

As of September 30, 2022, cash, cash equivalents, and investments were $69.8 million. For the three months ended September 30, 2022 and 2021, the Company’s net loss was $9.7 million and $16.5 million respectively. For the nine months ended September 30, 2022 and 2021, the Company's net loss was $25.2 million and $36.2 million, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $282.3 million as of September 30, 2022. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years.

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

2.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material additions to the significant accounting policies for the nine months ended September 30, 2022.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 2, 2022.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and investments (see Note 5).

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

For performance obligations consisting of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

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

The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Seagen	$155	$(280)	$3,074	$424
AstraZeneca	4,404	1,607	9,026	18,309
Servier	258	1,867	5,223	3,379
Genentech	553	863	2,733	863
Total Revenue	$5,370	$4,057	$20,056	$22,975

Under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$702	$3,925
Servier	118	88
Seagen	754	450
Boston Pharmaceuticals	88	265
Genentech	834	600
Total potential milestone payments	$2,496	$5,328

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

The transaction price at inception is comprised of fixed consideration of $20.0 million in upfront fees and was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The amounts allocated to the performance obligations for the two research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the target options will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program along with any remaining deferred revenue associated with the replacement target. The amounts allocated to the participation on the committee will be recognized on a straight-line basis over the anticipated research term for all research programs. As of September 30, 2022, there was $11.9 million of aggregate transaction price allocated to remaining performance obligations.

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

As of September 30, 2022, there were $7.1 million and $4.8 million of current and non-current deferred revenue, respectively, related to the Genentech Agreement.

Boston Pharmaceuticals

On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an Exclusive Product License Agreement, or the BP Agreement, to develop PRS-342/BOS-342, a 4-1BB/GPC3 preclinical immuno-oncology Mabcalin TM  (antibody-Anticalin fusion) protein.

Under the term of the BP Agreement, Boston Pharmaceuticals exclusively licensed worldwide right to PRS-342. The Company received an upfront payment of $10.0 million and is further entitled to receive up to $352.5 million in development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of PRS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the BP Agreement or a change of control of Boston Pharmaceuticals. The Company will also contribute up to $4.0 million toward manufacturing activities.

The term of the BP Agreement ends upon the expiration of all of Boston Pharmaceuticals’ payment obligations thereunder. The BP Agreement may be terminated by Boston Pharmaceuticals in its entirety for convenience beginning nine months after its effective date upon 60 days’ notice or, for any program under the BP Agreement which has received marketing approval, upon 120 days’ notice. If any program is terminated by Boston Pharmaceuticals, the Company will have full rights to continue such program. The BP Agreement may also be terminated by Boston Pharmaceuticals or the Company for an uncured material breach by the other party upon 180 days’ notice (60 days in the case of non-payment of undisputed amounts due and payable), subject to extension for an additional 180 days in certain cases and subject, in all cases, to dispute resolution procedures. The BP Agreement may also be terminated due to the other party’s insolvency. The Company may also terminate the BP Agreement if Boston Pharmaceuticals challenges the validity of any patents licensed under the BP Agreement, subject to certain exceptions.

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

Under the terms of the Seagen Agreements, the companies will pursue multiple Mabcalin proteins during the research phase. The Seagen Agreements provide Seagen a base option to select up to three programs for further development. Prior to the initiation of a pivotal trial, the Company may opt into global co-development and U.S. commercialization of the second program and share in global costs and profits on an equal basis. Seagen will solely develop, fund and commercialize the other two programs. Seagen may also decide to select additional candidates from the initial research phase for further development in return for the payment to the Company of additional fees, milestone payments and royalties.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the anticipated research term for all research programs. As of September 30, 2022, there was $16.1 million of aggregate transaction price allocated to remaining performance obligations. In addition, as of September 30, 2022 both target swap options have expired and these performance obligations are complete.

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

As of September 30, 2022, there were $10.0 million and $3.4 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

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

In addition to the Company’s lead inhaled drug candidate, elarekibep (formerly known as PRS-060/AZD1402), or the AstraZeneca Lead Product, the Company and AstraZeneca agreed to collaborate, under the original terms of the AstraZeneca Collaboration Agreement, to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products. The Company is responsible for advancing the AstraZeneca Lead Product through its phase 1 study, with the associated costs funded by AstraZeneca. The parties will collaborate thereafter to conduct a phase 2a study in asthma patients, with AstraZeneca continuing to fund development costs. After the availability of topline data from a phase 2a study, Pieris has the option to co-develop the AstraZeneca Lead Product and also has a separate option to co-commercialize the AstraZeneca Lead Product in the United States. For the AstraZeneca Collaboration Products, the Company will be responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca will take the lead on continued development of the AstraZeneca Collaboration Products. The Company retained the option to co-develop two of the four AstraZeneca Collaboration Products beginning at a predefined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of September 30, 2022, there was $6.9 million of aggregate transaction price allocated to remaining performance obligations.

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

On March 29, 2021, the Company and AstraZeneca entered into (1) Amendment No. 1 to the Non-exclusive Anticalin Platform License Agreement dated May 2, 2017, and (2) Amendment No. 2 to the License and Collaboration Agreement dated May 2, 2017, as previously amended by Amendment No. 1 dated September 14, 2020, collectively, the Amended Collaboration Agreement. Under the Amended Collaboration Agreement, the parties agreed to restructure certain commercial economics for the elarekibep program by increasing potential sales milestones and reducing potential sales royalties, while fundamentally maintaining the overall value split between AstraZeneca and the Company.

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

Also in March 2021, the Company earned a $13.0 million milestone from AstraZeneca related to the initiation of the phase 2a study for elarekibep. The Company assessed the milestone payment under ASC 606 and determined that there no longer existed a constraint on the milestone as the performance obligation related to the phase 2a study was fully satisfied. Therefore, the Company realized the full $13.0 million as milestone revenue during the quarter ended March 31, 2021.

In January 2022, the Company and AstraZeneca jointly discontinued one discovery-stage program, as they were not able to validate an exploratory target. Approximately $4.7 million of revenue was recorded related to a material right performance obligation that ceased with the discontinuation of this program.

In August 2022, the Company and AstraZeneca entered into another amendment of the License and Collaboration Agreement dated May 2, 2017, and extended the research term for two discovery-stage programs through December 2023. Pieris retains co-development and U.S. co-commercialization options for both of those programs. As a result of this amendment, the Company and AstraZeneca jointly agreed to discontinue a second discovery-stage program. Approximately $5.0 million of revenue was recorded pursuant to a performance obligation related to transfer of a license that ceased with the discontinuation of this program.

As of September 30, 2022, there were $0.6 million and $6.3 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of September 30, 2022, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.2 million. Amortization during the three months ended September 30, 2022 and 2021 was $0.2 million and de minimis, respectively. Amortization during the nine months ended September 30, 2022 and 2021 was $0.3 million and de minimis, respectively.

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

Since inception, three of the five initially committed programs have been discontinued, including the initial lead. The Company does not presently intend to continue development of the three discontinued programs but retains full rights to advance the development and commercialization of those products on a world-wide basis in the future. The parties continue to advance the development of two programs. The Company is co-developing PRS-344/S095012, a 4-1BB/PD-L1 bispecific Mabcalin protein, and retains commercial rights in the United States. PRS-344/S095012, may be jointly developed, according to a collaboration plan, through marketing approval from the FDA or the European Medicines Agency. Servier has worldwide rights to PRS-352/S095025, a preclinical bispecific Mabcalin protein comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for OX40, and is responsible for further development of the Collaboration Product.

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

Upon signing the Servier Agreements, management evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. Of the initial 10 performance obligations identified at the inception of the Servier Agreements, only three are still ongoing as of September 30, 2022. The following performance obligations are the remaining active performance obligations that are within the scope of ASC 808:

•	one performance obligation comprised of a combined non-exclusive platform technology license, research license and research and development services for PRS-344/S095012,
•	one performance obligation comprised of participation in the various governance committees, and
•

one performance obligation comprised of the development and commercial licenses granted for PRS-344/S095012 (and corresponding discounts) upon the achievement of specified preclinical activities, resulting in a material right.

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

The amounts allocated to the performance obligation for the research and development licenses for PRS-344/S095012 are being recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance for PRS-344/S095012 is through approval of certain regulatory bodies; a period which could be many years. The amount allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amount allocated to the one remaining performance obligation for the material right to acquire development and commercial licenses for PRS-344/S095012 is granted in the future is being recognized over time upon delivery of the license through marketing approval. As of September 30, 2022, there was $4.8 million of aggregate transaction price allocated to remaining performance obligations under the Servier Agreements.

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

During the nine months ended September 30, 2022, the Company satisfied the performance obligation related to the material right for PRS-352/S095025, which led to point-in-time recognition of revenue for $4.9 million of revenue previously deferred.

As of September 30, 2022, there were $0.8 million and $3.9 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of September 30, 2022, there was no remaining balance of the asset recognized from costs to obtain the Servier contract. Amortization during the three months ended September 30, 2022 and 2021 was de minimis, respectively. Amortization during the nine months ended September 30, 2022 and 2021 were $0.1 million and de minimis, respectively.

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

There were no additions to deferred revenue during the three and nine months ended September 30, 2022. Reductions to deferred revenue were $5.3 million and $19.5 million for the three and nine months ended September 30, 2022, respectively.

4.    Grant Income

One of the Company's proprietary respiratory assets is PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, and it is being developed as a local treatment for idiopathic pulmonary fibrosis and other forms of fibrotic lung diseases. In June 2021, the Company was selected to receive a €14.2 million (approximately $17.0 million as of June 2021) grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy (the Bavarian Grant) supporting research and development for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID.”

The Bavarian Grant provides partial reimbursement for qualifying research and development activities on PRS-220, including drug manufacturing costs, activities and costs to support an IND filing, and phase 1 clinical trials costs. The Bavarian Grant provides reimbursement of qualifying costs incurred through August 2023, which follows the expected development timeline of this program. Qualifying costs incurred may exceed the annual grant funding thresholds. If the Company receives any proceeds from the sale of or licensing income from PRS-220, the funds available for reimbursement will be reduced proportionally if they are obtained prior to August 2023. The Company is required to communicate the amount of such proceeds to the Bavarian Ministry of Economic Affairs, Regional Development and Energy in each case with the request to draw down the funds.

5.    Cash, cash equivalents and investments

As of September 30, 2022, cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S. treasury securities, asset-backed securities and corporate bonds. As of December 31, 2021, cash equivalents were comprised of only money market accounts. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at September 30, 2022 and December 31, 2021.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2022
Money market funds, included in cash equivalents	$25,183	$25,183	$—	$—
Investments - US treasuries	2,674	2,674	—	—
Investments - Foreign treasuries	894	894	—	—
Investments - Asset-backed securities	497	—	497	—
Investments - Corporate bonds	17,335	—	17,335	—
Total	$46,583	$28,751	$17,832	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021
Money market funds, included in cash equivalents	$56,885	$56,885	$—	$—
Total	$56,885	$56,885	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of September 30, 2022.

Investments at September 30, 2022 consist of the following (in thousands):

	Contractual maturity
	(in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
US treasuries	6-153	$2,676	$—	$(2)	$2,674
Foreign treasuries	166	898	—	(4)	894
Asset-backed securities	107	500	—	(3)	497
Corporate bonds	1-251	17,244	126	(35)	17,335
Total		$21,318	$126	$(44)	$21,400

The Company recorded realized gains from the maturity of available-for-sale securities of $0.2 million and $0.3 million during the three and nine months ended September 30, 2022, respectively, and recorded no realized gains or losses from the maturity of available-for-sale securities during the three and nine months ended September 30, 2021.

As of September 30, 2022, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

6.    Property and equipment, net

Property and equipment are summarized as follows (in thousands):

	September 30,	December 31,
	2022	2021
Laboratory furniture and equipment	$10,759	$11,354
Office furniture and equipment	1,712	1,959
Computer equipment	348	396
Leasehold improvements	11,397	13,130
Property and equipment, cost	24,216	26,839
Accumulated depreciation	(8,319)	(7,717)
Property and equipment, net	$15,897	$19,122

7.    Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Research and development fees	$5,036	$5,682
Compensation expense	3,248	3,581
Accrued license obligations	131	1,541
Accrued accounts payable	1,560	2,980
Lease liabilities	826	1,049
Other current liabilities	581	393
Collaboration cost-sharing obligation	—	1,610
Total	$11,382	$16,836

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

As of September 30, 2022 and 2021, and as calculated using the treasury stock method, approximately 38.8 million and 36.7 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity

The Company had 300,000,000 shares authorized and 74,406,253 and 72,222,661 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021, respectively, with a par value of $0.001 per share.

The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021. Preferred stock has a par value of $0.001 per share, and consists of the following:

•	Series A Convertible, 85 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.
•	Series B Convertible, 4,026 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.
•	Series C Convertible, 3,506 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.
•	Series D Convertible, 3,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.
•	Series E Convertible, 5,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.

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

For the nine months ended September 30, 2022, the Company sold 2.1 million shares for gross proceeds of $7.2 million under the ATM program at an average stock price of $3.46.

10.    Leases

In August 2015, the Company entered into a sublease to lease approximately 3,950 square feet of office space in Boston, Massachusetts. In July 2021, the Company extended the lease for this office space for an additional 10 months through December 31, 2022, and the Company does not expect to extend the lease beyond expiration.

In October 2018, Pieris GmbH entered into a new lease for office and laboratory space located in Hallbergmoos, Germany, or the Hallbergmoos Lease. Under the Hallbergmoos Lease, which commenced in February 2020 and provides an initial rental term of 12.5 years, Pieris GmbH rents approximately 105,000 square feet. An additional approximately 22,300 square feet is expected to be delivered by the lessor by October 2024. Pieris GmbH has a first right of refusal to lease an additional approximate 13,400 square feet, and an option to extend the Hallbergmoos Lease for two additional 60-month periods. The Company is not reasonably certain to exercise the option to extend the lease expiration beyond its current expiration date. Pieris GmbH may sublease space within the leased property with lessor’s consent, which may not be unreasonably withheld.

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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$314	$370	$943	$1,126
Variable lease costs (1)	148	198	446	562
Total lease cost	$462	$568	$1,389	$1,688

(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

The following table summarizes the weighted-average remaining lease term and discount rate:

As of September 30, 2022
Weighted-average remaining lease term (years)	9.8
Weighted-average discount rate	10.5%

Cash paid for amounts included in the measurement of the lease liabilities were $0.5 million and $0.6 million, respectively, for the three months ended September 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, cash paid for amounts included in the measurement of the lease liabilities were $1.6 million and $1.9 million, respectively.

As of September 30, 2022, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2022	$545
2023	1,934
2024	1,934
2025	1,934
2026	1,934
Thereafter	10,797
Total undiscounted lease payments	19,078
Less: present value adjustment	(6,861)
Present value of lease liabilities	$12,217

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

Overview

We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes inhaled Anticalin proteins and IO bispecifics. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. Our core Anticalin technology and platform were developed in Germany, and we have collaborations with major multi-national pharmaceutical companies. In particular, we have alliances with AstraZeneca and Genentech to treat respiratory diseases, with Genentech also in ophthalmology and with Servier, Seagen, and Boston Pharmaceuticals in IO. Our discovery and development programs are in varying stages and include:

•

Elarekibep, our lead respiratory program partnered with AstraZeneca for the treatment of asthma, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting the downstream action of IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

◦

Elarekibep was tested in a nebulized formulation and an IV arm for pharmacokinetic, or PK, assessment in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 single-ascending dose, or SAD, study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that elarekibep was well-tolerated when given as single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition). Elarekibep was also tested in a phase 1 multiple-ascending dose, or MAD, study in 30 patients that were randomized to receive delivered doses via nebulizer ranging from 2 mg to 60 mg (5 mg to 150 mg nominal dose) twice daily for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals. We presented interim data from the elarekibep phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that elarekibep was well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb).

◦

The phase 2a asthma study is ongoing at multiple sites globally. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of elarekibep that will evaluate elarekibep at up to three dose levels using a dry powder formulation administered twice daily. In part 1a (1 mg and 3 mg dose safety) of the study, 31 asthma patients, controlled on standard of care (medium dose inhaled corticosteroids, or ICS, with long-acting beta agonists, or LABA), received elarekibep twice daily over four weeks to establish the safety profile and pharmacokinetics of the dry powder formulation of elarekibep. A safety review following completion of part 1a included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second, or FEV1. Following the safety review, AstraZeneca began enrollment of part 2a (1 mg and 3 mg dose efficacy) of the study to evaluate efficacy, safety, and pharmacokinetics of elarekibep administered twice daily to asthma patients, uncontrolled on medium dose ICS with LABA, that have a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb in the 1 mg and 3 mg arms and a placebo arm. Following a four-week run-in period, patients will be dosed and monitored over four weeks. FEV1 improvement at four weeks compared to placebo will be the primary endpoint in this portion of the study. Also following the safety review, AstraZeneca initiated part 1b (10 mg dose safety) of the study to evaluate the safety of the 10 mg dose in asthma patients controlled on standard of care who will receive elarekibep twice daily over four weeks, and has completed enrollment in part 1b. In the second quarter of 2022, AstraZeneca conducted a reforecast of the study, which has taken into account the global challenges of recruiting for respiratory clinical trials caused by the continued impact of the COVID-19 pandemic, and is broadening enrollment criteria in part 2 (previously referenced as part 2a) of the study to facilitate recruitment of the study. AstraZeneca also now plans to focus part 2 on the 3 mg cohort for the efficacy readout and plans to stop enrollment for the 1 mg cohort. AstraZeneca also no longer plans to enroll the 10 mg cohort for the efficacy readout (previously referenced as part 2b).

Topline results from part 2 of this study are expected to be reported by the third quarter of 2023.

◦

Upon receipt of the topline data and notice from AstraZeneca, including a product development plan and budget, we will have 30 days to opt into co-development of the program with AstraZeneca at one of two levels, neither of which includes an option exercise fee. If we do not choose to participate in co-development, we would still be entitled to sales royalties from single-digit up to the mid-teens, plus the potential for more than $1 billion in sales milestones. At the first opt-in level, we would be responsible for 25% of the cost-share through regulatory approval with a predetermined cost cap. At this level, for the lifetime of this product, we would receive sales royalties from single-digit up to the high teens, plus the potential for multi-billion dollar sales milestones. The second opt-in level would be at a 50% cost share without a cost cap which, instead of sales royalties and milestones, would result in a gross margin share in the mid-twenty percent range for the lifetime of the product. We also have a separate option to co-commercialize elarekibep with AstraZeneca in the United States independent of the co-development opt-in decision.

•

Four discovery-stage respiratory programs were originally included in the AstraZeneca alliance beyond elarekibep, the targets and disease areas of which are undisclosed. In January 2022, Pieris and AstraZeneca jointly discontinued one of the four discovery-stage programs in the collaboration beyond elarekibep, for which an exploratory target was not able to be validated. In August 2022, we entered into an amendment of the License and Collaboration Agreement and extended the research term for two of the then remaining three discovery-stage programs. Pieris retains co-development and U.S. co-commercialization options for both of those programs.

•

Our lead fully proprietary respiratory asset, PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and other forms of fibrotic lung disease. CTGF, a matricellular protein, is a driver of fibrotic tissue remodeling and the protein has been found over-expressed in lung tissue from patients suffering from IPF. Clinical data from a Phase 2 study with pamrevlumab conducted by Fibrogen indicated that inhibition of CTGF reduced the decline in lung function in patients, thus demonstrating clinical Proof of Concept for this target.

◦

In 2021, we received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.

◦

We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021 demonstrating a more potent and durable target engagement profile compared to a clinical-stage, systemically delivered anti-CTGF antibody benchmark. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the systemically delivered antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the systemically administered antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice.

◦	We recently dosed the first subject in the phase 1 study of PRS-220 in healthy volunteers in Australia. We expect to report the outcome of the study in 2023.

•

In May 2021, we also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. We are currently conducting joint discovery activities in each of the two committed programs.

•	PRS-400 is a fully proprietary Anticalin protein targeting Jagged-1 and is being developed as a local treatment for muco-obstructive lung diseases. Jagged-1 is one of five cell surface ligands interacting with Notch receptors. It has been demonstrated that Jagged-1/Notch signaling drives secretory cell trans-differentiation in the airways and that blocking Jagged-1/Notch signaling reduces secretory cell number, mucin expression and mucus plugging in vivo. In August 2022, we presented preclinical data at the European Respiratory Society International Congress 2022 indicating that candidate molecules inhibit Jagged-1-induced Notch 2 signaling in a dose-dependent manner and also demonstrate that PRS-400 reduces mucin expression ex vivo. Additionally, PRS-400 was found in vivo to reduce mucin gene expression and goblet cells in mice with IL-13-induced airway inflammation. These findings suggest that PRS-400 represents a promising opportunity to address muco-obstructive respiratory diseases locally with an attractive therapeutic index.

•

Cinrebafusp alfa is a bispecific Mabcalin compound comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. Cinrebafusp alfa is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first 4-1BB bispecific T cell co-stimulatory agonist to enter clinical development.

◦

In August 2022 we announced the decision to cease further enrollment in the two-arm, multicenter, open-label phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in phase 1 studies, including single agent activity in a monotherapy setting, and in the phase 2 study in HER2-expressing gastric cancer, giving the Company confidence in its broader 4-1BB franchise.

•

PRS-344/S095012 is a bispecific Mabcalin compound comprising a PD-L1-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. PRS-344/S095012 is being developed as part of our IO collaboration with Servier.

◦	The first patient in phase 1/2 study of PRS-344/S095012 was dosed in November 2021 and the study is being conducted in multiple countries, including the United States.

◦

The first-in-human phase 1/2 multicenter open-label dose escalation study is designed to determine the safety and preliminary activity of PRS-344/S095012 in patients with advanced and/or metastatic solid tumors. We plan to present the escalation data at a medical meeting in 2023.

◦	Pieris and Servier presented preclinical data and the phase 1/2 study design at the American Association for Cancer Research, or AACR, medical meeting in April 2022.

◦	We expect to initiate the expansion cohorts in a select number of jointly vetted indications in 2023.

•

Our IO portfolio also includes additional drug candidates beyond PRS-344/S095012 that are multi-specific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics. Other IO drug candidates are being developed as part of our collaborations with Servier, Seagen, and Boston Pharmaceuticals.

◦

Servier has obtained in vivo proof of concept for PRS-352/S095025, a bispecific Mabcalin compound comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for OX40, triggering an undisclosed milestone payment to Pieris in 2021. Servier is continuing development of PRS-352/S095025, for which the companies recently presented preclinical data at the AACR Annual Meeting 2022. PRS-352/S095025 has demonstrated superior potency to the combination of OX40 and PD-L1 therapy benchmarks in different in vitro assays, inhibits the PD-1/PD-L1 pathway with comparable potency to anti-PD-L1 benchmark antibodies, stimulates human CD4+ T cells, drives T cell stimulation in ex vivo cynomolgus monkey assays, and demonstrated an antibody-like PK profile in vivo.

◦

We have already handed one of the programs in the Seagen collaboration, PRS-346/SGN-BB228, a 4-1BB/CD228 bispecific Mabcalin compound, over to Seagen, who is responsible for further advancement and funding of the asset. The IND for this program has recently been accepted and Seagen plans to initiate a phase 1 study for this program in the coming months. Additionally, Seagen will present preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting. The program is one of three programs in the Seagen alliance, and we believe the previous achievement of a key development milestone for this program validates our approach and leadership in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. During the third quarter of 2021, we initiated the second program within the collaboration with Seagen. We retain a co-promotion option for one program in the Seagen collaboration in the United States.

◦

PRS-342/BOS-342 is a 4-1BB/GPC3 bispecific Mabcalin compound that we have exclusively licensed to Boston Pharmaceuticals. Boston Pharmaceuticals continues to advance PRS-342/BOS-342 towards the clinic, with phase 1 expected to begin in the first half of 2023.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and nine months ended September 30, 2022, we reported net losses of $9.7 million and $25.2 million, respectively. For the three and nine months ended September 30, 2021, we reported net losses of $16.5 million and $36.2 million, respectively. As of September 30, 2022, we had an accumulated deficit of $282.3 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and nine months ended September 30, 2022 and 2021 were from license and collaboration agreements with our partners.

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

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the following programs: our lead respiratory program, elarekibep and our other respiratory programs, our IO programs, as well as multiple additional proprietary and partnered programs, including PRS-344/S095012. These programs consume a large proportion of our current, as well as projected, resources.

Our research and development costs include costs that are directly attributable to the creation of certain of our Anticalin protein based drug candidates and are comprised of:

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

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$5,370	$4,057	$20,056	$22,975

Research and development expenses	13,589	18,937	39,602	51,299
General and administrative expenses	3,949	4,132	12,409	12,508
Total operating expenses	17,538	23,069	52,011	63,807
Other (expense) income
Interest income	241	4	370	10
Grant income	1,468	1,794	4,782	2,590
Other income	723	678	1,628	2,026
Net loss	$(9,736)	$(16,536)	$(25,175)	$(36,206)

Revenues

The following table provides a comparison of revenues for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)
Customer revenue	$5,112	$2,783	$2,329
Collaboration revenue	258	1,274	(1,016)
Total Revenue	$5,370	$4,057	1,313

•

The $2.3 million increase in customer revenue in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is driven by acceleration of revenue related to a performance obligation for the license of an early-stage program under the AstraZeneca collaboration that ceased with the discontinuation of this program (approximately $5.0 million), partially offset by lower AstraZeneca collaboration reimbursable revenue and lower milestone revenue on the Servier collaboration given a prior year achievement.

•

The $1.0 million decrease in collaboration revenues in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is due to higher collaboration revenue recorded under the Servier collaboration in prior year period due to increased activities managed by Servier for the phase 1 study which offset our revenue generating activities.

The following table provides a comparison of revenues for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)
Customer revenue	$19,760	$20,189	$(429)
Collaboration revenue	296	2,786	(2,490)
Total Revenue	$20,056	$22,975	(2,919)

•

The $0.4 million decrease in customer revenue in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is a combination of offsetting items. In the current period, higher amounts of revenue were recorded due to the discontinuation of two early-stage programs under the AstraZeneca collaboration (approximately $9.2 million), completion of the performance obligation related to the material right for PRS-352 (approximately $4.9 million) and completion of the performance obligation related to the expiration of the target swap for the second program under the Seagen collaboration (approximately $1.5 million) as well as program progress on the Seagen and Genentech collaborations. In the prior period revenue primarily consisted of a phase 2a milestone ($13.0 million) recognized for elarekibep under the AstraZeneca collaboration and higher reimbursable costs for AstraZeneca and Servier.

•

The $2.5 million decrease in collaboration revenues in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 relates to an updated estimate of project completion for PRS-344/S095012 under the Servier collaboration, leading to lower revenue recognized in the current period along with increased activities managed by Servier for the phase 1 study which offset our revenue generating activities.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Increase/(Decrease)
Respiratory	$2,976	$4,313	$(1,337)
Immuno-oncology	4,183	7,940	(3,757)
Other R&D activities	6,430	6,684	(254)
Total	$13,589	$18,937	(5,348)

•

The $1.3 million decrease in our respiratory programs for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is due to lower program costs for elarekibep as work related to the phase 1 trial was largely complete in 2021, as well as lower manufacturing costs for PRS-220, partially offset by higher preclinical and clinical costs for PRS-220 and higher pre-clinical costs for discovery-stage programs in the current period.

•

The $3.8 million decrease in our IO programs for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is due primarily to a decrease in overall costs for cinrebafusp alfa, decreased manufacturing costs for PRS-344/S095012 and lower preclinical costs for other discovery stage work.

•

The $0.3 million decrease in other research and development activities expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is due primarily to lower license fees professional services and facilities allocation offset partially by higher personnel costs due to higher headcount and slightly higher travel costs.

The following table provides a comparison of the research and development expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)
Respiratory	$7,109	$12,946	$(5,837)
Immuno-oncology	11,632	18,360	(6,728)
Other R&D activities	20,861	19,993	868
Total	$39,602	$51,299	(11,697)

•

The $5.8 million decrease in our respiratory programs for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is due to lower program costs for elarekibep as work related to the phase 1 trial was largely complete in 2021, lower manufacturing costs for PRS-220 and lower license fees in 2022, partially offset by higher clinical costs for PRS-220.

•

The $6.7 million decrease in our IO programs for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is due primarily to a decrease in overall costs for cinrebafusp alfa, decreased manufacturing costs for PRS-344/S095012 and PRS-342, partially offset by higher clinical costs for PRS-344/S095012 and slightly higher pre-clinical costs for discovery stage programs.

•

The $0.9 million increase in other research and development activities expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is due primarily to higher personnel costs due to higher headcount, partially offset by slightly by lower overall license fees and lower external consulting expenses.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended September 30, 2022 and $4.1 million for the three months ended September 30, 2021. The slight period-over-period decrease was driven primarily by lower personnel and legal costs, partially offset by higher professional services and travel costs.

General and administrative expenses were $12.4 million for the nine months ended September 30, 2022 and $12.5 million for the nine months ended September 30, 2021. The slight period-over-period decrease was driven primarily by lower personnel costs, facilities and IT costs, legal, and audit and tax costs, partially offset by higher professional services and travel costs.

Other Income (Expense)

Our other income (expense) was $2.4 million for the three months ended September 30, 2022 and $2.5 million for the three months ended September 30, 2021. This period over period decrease was primarily due to slightly lower grant income recorded for PRS-220, partially offset by interest income on investments in the current year as well as a strengthening US dollar.

Our other income (expense) was $6.8 million for the nine months ended September 30, 2022 and $4.6 million for the nine months ended September 30, 2021. This period over period increase was primarily due to three quarters of grant income recorded for PRS-220 in the current period as compared to two quarters in the same period in the prior year, interest income on investments in the current year as well as a strengthening US dollar, partially offset by higher foreign exchange realized losses in the current year as compared to the same period in the prior year.

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

Through September 30, 2022, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.

As of September 30, 2022, we had a total of $69.8 million in cash, cash equivalents and investments. We have incurred losses in every period since inception, including the three months ended September 30, 2022 and 2021, and have a total accumulated deficit of $282.3 million as of September 30, 2022.

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

The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(46,999)	$3,284
Net cash (used in) investing activities	(22,343)	(607)
Net cash provided by financing activities	7,121	54,226

Net cash used in operating activities for the nine months ended September 30, 2022 was $47.0 million compared to net cash provided by operations of $3.3 million for the nine months ended September 30, 2021. Cash used in the current period is impacted by lower deferred revenue, primarily driven by higher revenue recognized for AstraZeneca, Servier and Seagen out of the deferred balance, lower accounts payable and accrued expenses and higher prepaid expenses, offset partially by lower accounts receivables. This compares to the impact of higher deferred revenue, primarily driven by the new collaboration agreements with Boston Pharmaceuticals and Genentech and higher accounts payable and accrued expenses, offset partially by higher accounts receivables and prepaid expenses in the prior period.

Cash used in investing activities for the nine months ended September 30, 2022 was $22.3 million as compared to $0.6 million for the same period in 2021. The change in net cash used is solely attributable to the impact of net investments changes (purchase of investments as a result of rising interest rates in 2022) for which there is no activity in the comparable prior year period.

Cash provided by financing activities for the nine months ended September 30, 2022 was $7.1 million as compared to $54.2 million for the same period in 2021. The decrease in the current period compared to the prior period is driven by significantly lower sales under the ATM program in the current period as well as two separate private placement equity transactions with our partners, Seagen and AstraZeneca in 2021, which resulted in net proceeds of $18.9 million in the prior period.

In August 2021, we established the ATM Program under a sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the nine months ended September 30, 2022, we sold 2.1 million shares for gross proceeds of $7.2 million under the ATM program at an average stock price of $3.46.

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

In addition, any unfavorable development or delay in the progress of our core clinical-stage programs including elarekibep, PRS-344/S095012 and PRS-220 could have a material adverse impact on our ability to raise additional capital.

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

We believe that our currently available funds will be sufficient to fund our operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from our estimates, we may need to seek additional funding. If we are unable to obtain additional funding on acceptable terms when needed, we may be required to defer or limit some or all of our research, development and/or clinical projects, or may reduce discretionary expenditures such as additional headcount, new R&D projects, and other variable costs to alleviate the substantial doubt as to the Company’s ability to continue as a going concern.

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

•

An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002.

•	An opportunity to continue utilizing the non-accelerated filer time-line requirements, which became applicable to us at the time of filing of our annual report for the year ending December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Separation Agreement by and between Pieris Pharmaceuticals, Inc. and Tim Demuth, M.D., dated as of August 4, 2022.	#+*

10.2	Amendment No. 5, dated August 1, 2022, to the License and Collaboration Agreement, dated May 2, 2017, by and between Pieris Pharmaceuticals, Inc. and AstraZeneca AB.	+*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
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

#	Indicates a management contract or compensatory plan.

+	Portions of the exhibit are omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Copies of the unredacted exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

November 4, 2022	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

November 4, 2022	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)