Form 10-K
period 2022-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2023-03-31
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37471

PIERIS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	EIN 30-0784346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Franklin Street, 26th Floor Boston, MA United States	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

857-246-8998

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PIRS	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $1.87, was $114,087,344.

As of March 28, 2023, the registrant had 74,519,103 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Forward-Looking Statements

This annual report on Form 10-K for the year ended December 31, 2022, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our future financial performance, expectations for growth and revenues, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

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

•	our plans to research, develop and commercialize our current and future product candidates and Anticalin platform;
•	our collaborators’ election to pursue or continue research, development and commercialization activities;
•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;
•	our ability to attract collaborators with development, regulatory and commercialization expertise;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our ability to successfully commercialize our product candidates;
•	the size and growth of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance of any future products;
•	the success of competing drugs that are or may become available;
•	regulatory developments in the United States and other countries;
•	the performance of our third-party suppliers and manufacturers and our ability to obtain alternative sources of raw materials;
•	the potential impact of the coronavirus disease, or COVID-19, pandemic on our clinical trials and other business operations;
•	our ability to obtain additional financing;
•	our use of the proceeds from our securities offerings;
•	any restrictions on our ability to use our net operating loss carryforwards; and
•	our ability to attract and retain key personnel.

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

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Annual Report on Form 10-K. Before you invest in our securities, you should be aware that the occurrence of the events described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform our statements to actual results or changed expectations.

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

Where in this Report we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.072041 based on Thomson Reuters as of December 31, 2022.

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

Pieris Pharmaceuticals, Inc.’s corporate headquarters are located at 225 Franklin Street, 26th Floor, Boston, Massachusetts 02110. The research facilities of Pieris GmbH are located in Hallbergmoos, Germany. Pieris Australia Pty Ltd., a wholly-owned subsidiary of Pieris GmbH, was formed on February 14, 2014 to conduct research and development activities in Australia. Pieris Pharmaceuticals Securities Corporation, a wholly-owned subsidiary of Pieris Pharmaceuticals, Inc., was formed on December 14, 2016 to buy, sell, deal in, or hold securities on its own behalf and not as a broker, and engages in its activities exclusively for investment purposes.

Business Overview

We are a clinical-stage biotechnology company that discovers and develops Anticalin® protein-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes elarekibep, formerly referred to as PRS-060/AZD1402, an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, PRS-220, an inhaled CTGF antagonist to treat idiopathic pulmonary fibrosis, or IPF, and other pulmonary fibrosis indications, and an immuno-oncology, or IO, bispecific PRS-344/S095012 targeting PD-L1 and 4-1BB. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies.

Anticalin proteins are a class of low molecular-weight therapeutic proteins derived from lipocalins, which are naturally occurring proteins typically found in human blood plasma and other bodily fluids. Anticalin proteins function similarly to monoclonal antibodies by binding tightly and specifically to a diverse range of targets. An antibody is a large protein used by the immune system to recognize a target molecule, called an antigen. We believe Anticalin proteins possess numerous advantages over antibodies in certain applications. For example, Anticalin proteins are relatively small in size and comprised of a single polypeptide chain whereas antibodies are much bigger and comprised of four polypeptide chains. The potentially greater stability and smaller size of Anticalin proteins as compared to antibodies potentially enable unique routes of Anticalin protein drug administration such as inhaled delivery. Higher-molecular-weight entities, such as antibodies, are often too large to be delivered effectively through these methods. Our Anticalin technology is modular, which allows us to design multimeric Anticalin based bi- and multi- specific proteins to bind with specificity to two or more targets at the same time. This multispecificity offers advantages in biological settings where binding to multiple targets can enhance the ability of a drug to achieve its desired effects, such as facilitating the killing of cancer cells. Moreover, unlike antibodies, the pharmacokinetic, or PK, profile of Anticalin proteins can be adjusted to potentially enable program-specific optimal drug exposure. Such differentiating characteristics suggest that Anticalin proteins have the potential, in certain cases, to become best-in-class drugs.

We have intellectual property rights directed to various aspects of our Anticalin technology platform, allowing for further development and advancement of both our platform and drug candidates. We believe that our ownership or exclusive license of intellectual property related to the Anticalin platform provides us with a strong intellectual property position, particularly in cases where we are seeking to address targets and diseases in a novel way and for which there is existing antibody intellectual property. We also believe that the drug-like properties of the Anticalin drug class have been demonstrated in various clinical trials with different Anticalin based drug candidates, including elarekibep and others.

Our core Anticalin technology and platform were developed in Germany, and we have collaborations with multiple major pharmaceutical and biotechnology companies, as follows:

•

We entered into a license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, in January 2017 in IO.

•

In May 2017, we entered into a license and collaboration agreement with AstraZeneca AB, or AstraZeneca, to treat respiratory diseases, or the AstraZeneca License and Collaboration Agreement as well as a Non-exclusive Anticalin Platform License Agreement. On March 29, 2021, we and AstraZeneca entered into the first amendment to the Non-exclusive Anticalin Platform License Agreement dated May 2, 2017 and the second amendment to the AstraZeneca License and Collaboration Agreement dated May 2, 2017. Under the amendments, the parties agreed to restructure certain commercial economics for the elarekibep program by adjusting various milestones and royalty provisions, while fundamentally maintaining the overall value split between AstraZeneca and the Company. In connection with the amendments, we achieved a $13.0 million milestone in connection with the initiation of the phase 2a study for this program and we and AstraZeneca entered into a subscription agreement pursuant to which we issued to AstraZeneca 3,584,230 shares of our common stock for a total purchase price of $10.0 million in a private placement transaction.

•

In February 2018, we entered into a license and collaboration agreement, or the Seagen Collaboration Agreement, with Seagen Inc. (formerly Seattle Genetics, Inc.), or Seagen, in IO. On March 25, 2021 we announced an amendment to the Seagen Collaboration Agreement whereby our option to co-develop and co-commercialize one of the three programs in the collaboration was converted to a co-promotion option for one program in the United States, with Seagen solely responsible for the development and overall commercialization of that program. Under the co-promotion option, we will be entitled to increased royalties from that program in the event that we choose to exercise the option. In addition, we entered into a clinical trial and supply agreement with Seagen to evaluate the safety and efficacy of combining cinrebafusp alfa with Seagen’s TUKYSA® (tucatinib), a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of the initiated phase 2 study, which was subsequently terminated after the discontinuation of cinrebafusp alfa. Finally, as part of this transaction, we entered into a subscription agreement pursuant to which we issued to Seagen 3,706,174 shares of our common stock for a total purchase price of $13.0 million in a private placement transaction.

•

On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an exclusive product license agreement, or the BP Agreement, to develop PRS-342, a 4-1BB/GPC3 preclinical immuno-oncology antibody-Anticalin fusion, or Mabcalin™, bispecific protein.

•

On May 19, 2021, the Company and Genentech, Inc., or Genentech, entered into a research collaboration and license agreement, or the Genentech Agreement, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies that leverage the Company’s proprietary Anticalin technology.

In connection with our efforts to develop multispecific Anticalin based proteins designed to engage immunomodulatory targets, we have gained non-exclusive access to antibody building blocks that can be utilized to develop multispecific Mabcalin proteins.

Our current development plans continue to advance our promising clinical and preclinical programs including those in the therapeutic area of respiratory diseases. Our lead respiratory Anticalin based drug candidate, elarekibep, antagonizes IL-4Rα, thereby inhibiting IL-4 and IL-13, two cytokines, which are small proteins mediating signaling between cells within the human body, known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases. We believe that the small size and biophysical stability of elarekibep facilitates direct delivery to the lungs through the use of an inhaler, which may enable relatively high pulmonary concentrations of the drug candidate to be achieved. Information regarding the clinical trials for elarekibep is provided further below. The phase 2a asthma study for elarekibep is ongoing and topline data from part 2 of this study are expected to be reported by the middle of 2024.

Upon receipt of the topline data and notice from AstraZeneca, including a product development plan and budget, the Company will have 30 days to opt into co-development of the program with AstraZeneca at one of two levels, neither of which includes an option exercise fee. If we do not choose to participate in co-development, we would still be entitled to potential sales milestones and royalties. At the first opt-in level, Pieris would be responsible for 25% of the cost-share with a predetermined cost cap for an increased amount of potential sales milestones and royalties compared to not opting-in. At the second opt-in level, we would be responsible for 50% of the cost-share without a cost cap which would result in a gross margin share. The Company also has a separate option to co-commercialize elarekibep with AstraZeneca in the United States independent of the co-development opt-in decision.

Four discovery-stage respiratory programs were originally included in the AstraZeneca alliance beyond elarekibep, the targets and disease areas of which are undisclosed. In January 2022, Pieris and AstraZeneca jointly discontinued one of the four discovery-stage programs in the collaboration beyond elarekibep, for which an exploratory target was not able to be validated. In August 2022, we entered into an amendment of the AstraZeneca License and Collaboration Agreement and extended the research term for two of the then remaining three discovery-stage programs, and subsequently jointly discontinued the third discovery-stage program. Pieris retains co-development and U.S. co-commercialization options for the two discovery-stage programs.

The Company also continues to advance other proprietary discovery-stage respiratory programs. Our lead fully proprietary respiratory asset, PRS-220, an orally inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for IPF and other fibrotic lung diseases, entered a phase 1 healthy volunteer study in 2022. CTGF, a matricellular protein, is a driver of fibrotic tissue remodeling and the protein has been found over-expressed in lung tissue from patients suffering from IPF. Clinical data from a Phase 2 study with the monoclonal antibody pamrevlumab conducted by Fibrogen indicated that inhibition of CTGF reduced the decline in lung function in patients, thus demonstrating clinical proof of concept for this target. In 2021, we received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program.

PRS-220 has progressed in all activities required to support a regulatory submission for clinical evaluation. We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021, demonstrating a more potent and durable target engagement profile compared to a clinical-stage, systemically delivered anti-CTGF antibody benchmark. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the systemically delivered antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the systemically administered antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice. In the fourth quarter of 2022, we dosed the first subject in the phase 1 study of PRS-220 in healthy volunteers in Australia. The study is a randomized, two-part, blinded, placebo-controlled study, designed to assess the safety, tolerability, pharmacokinetics, and immunogenicity of single and multiple ascending doses of PRS-220 when administered by oral inhalation to healthy subjects. We expect to report topline results from the study in the second half of this year.

PRS-400 is a fully proprietary Anticalin protein targeting Jagged-1 and is being developed as a local treatment for muco-obstructive lung diseases. Jagged-1 is one of five cell surface ligands interacting with Notch receptors. It has been demonstrated that Jagged-1/Notch signaling drives secretory cell trans-differentiation in the airways and that blocking Jagged-1/Notch signaling reduces secretory cell number, mucin expression and mucus plugging in vivo. In September 2022, we presented preclinical data at the European Respiratory Society International Congress 2022 indicating that candidate molecules inhibit Jagged-1-induced Notch 2 signaling in a dose-dependent manner and also demonstrate that PRS-400 reduces mucin expression ex vivo. Additionally, PRS-400 was found in vivo to reduce mucin gene expression and goblet cells metaplasia in mice with IL-13-induced airway inflammation. These findings suggest that PRS-400 represents a promising opportunity to address muco-obstructive respiratory diseases locally with an attractive therapeutic index.

We have also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. Joint discovery activities in each of the two committed programs are ongoing.

The Company also has several IO assets in partnership with other major pharmaceutical and biotechnology companies.

Formerly the lead IO Anticalin-based drug candidate in our pipeline, cinrebafusp alfa is a bispecific Mabcalin compound comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. Cinrebafusp alfa is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first 4-1BB bispecific T cell co-stimulatory agonist to enter clinical development. In August 2022, we announced the decision to cease further enrollment in the two-arm, multicenter, open-label phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in phase 1 studies, including single agent activity in a monotherapy setting, and in the phase 2 study in HER2-expressing gastric cancer, giving us confidence in our broader 4-1BB franchise.

In January 2017, we initiated a strategic collaboration with Servier to discover and develop multiple Anticalin-based bispecific therapeutics in IO. PRS-344/S095012, a bispecific Mabcalin compound comprising a PD-L1-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins, is a clinical stage program being developed within this alliance. Preclinical data for the PRS-344/S095012 program were presented at the SITC 2018 Annual Meeting. We also exercised our option to opt into co-development and U.S. commercialization of PRS-344/S095012 during the first quarter of 2019. We hold exclusive commercialization rights for PRS-344/S095012 in the United States and will receive royalties on ex-U.S. sales from Servier for this program.

We achieved two preclinical milestones under the PRS-344/S095012 program, one in December 2018 and another one in February 2019, in addition to a clinical development milestone as the first patient was dosed in a global phase 1/2 in patients with solid tumors in November 2021. Pieris and Servier presented preclinical data and the phase 1/2 study design at the American Association for Cancer Research, or AACR, medical meeting in April 2022. The study is being conducted in multiple countries, including the United States. The first-in-human phase 1/2 multicenter open-label dose escalation study is designed to determine the safety and preliminary activity of PRS-344/S095012 in patients with advanced and/or metastatic solid tumors and we plan to present the escalation data at a medical meeting in 2023.

Formerly a program in the Servier alliance, PRS-352/S095025 is a bispecific Mabcalin compound comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for OX40. In December 2022, Servier decided to discontinue development of PRS-352/S095025 due to strategic portfolio reasons. The program and associated rights reverted to us and we will strategically evaluate next steps.

In February 2018, we initiated a strategic collaboration with Seagen to discover and develop up to three Anticalin-based tumor-targeted bispecific therapeutics in IO. We have already handed one of the programs in the Seagen collaboration, SGN-BB228 (also referenced as PRS-346), a CD228/4-1BB bispecific antibody-Anticalin compound, over to Seagen, who is responsible for further advancement and funding of the asset. In January 2023, the first patient was dosed in a Seagen-sponsored phase 1 study of SGN-BB228, which triggered a $5.0 million payment from Seagen to us. Additionally, Seagen presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting in November 2022. We believe the achievement of a key clinical development milestone for this program validates our approach in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. During the third quarter of 2021, we initiated the second program, and during the fourth quarter of 2022, we initiated the third program within the collaboration with Seagen. We retain a co-promotion option for one of the programs in the United States.

PRS-342/BOS-342 is a GPC3/4-1BB bispecific Mabcalin compound that we have exclusively licensed to Boston Pharmaceuticals. Boston Pharmaceuticals continues to advance PRS-342/BOS-342 towards the clinic, with phase 1 expected to begin in the coming months.

Strategy

Our corporate vision is to become a fully-integrated biotechnology company by discovering and developing Anticalin-based therapeutics to target validated disease pathways in unique and transformative ways with the ultimate goal of commercializing our therapeutic products. We intend to engage with partners for many of our programs in a combination of geographic and program-based arrangements to maximize our business opportunities. We also intend to retain certain development and commercial rights on selected products as our experience in late-stage drug development grows. Key elements of our strategy include:

•

Collaborating with AstraZeneca on the execution of the elarekibep phase 2 studies. We previously reported promising data from our phase 1 SAD and MAD studies of elarekibep. We achieved a $13.0 million milestone in connection with the initiation of patient enrollment in the phase 2a study of elarekibep in the first quarter of 2021. The part 2 efficacy portion (3 mg dose) of this phase 2a study is currently ongoing following a successful sponsor evaluation of safety data from part 1a (1 and 3 mg dose compared to placebo) of the study. Successful development of elarekibep would both further validate our platform and could provide a convenient and effective option for uncontrolled asthma patients as a potential first-in-class inhaled biologic.

•

Advancing PRS-220 through phase 1 study. We continue developing PRS-220 as a CTGF-targeting, inhaled treatment of IPF, an indication of high unmet medical need. In addition, we are exploring PRS-220 in other types of pulmonary fibrotic diseases. We completed the drug candidate nomination stage in 2021, followed by chemistry, manufacturing, and control, or CMC, activities such as the development of a robust process for large-scale manufacturing and the development of a nebulized formulation. In the fourth quarter of 2022, we dosed the first subject in the phase 1 study of PRS-220 in healthy volunteers in Australia. We expect to report the outcome of the study in 2023.

•

Continuing to build our platform by entering into new partnerships and license and collaborative arrangements and advancing our currently partnered programs. We have entered into partnership and collaborative arrangements with pharmaceutical companies in a diverse range of therapeutic areas and geographies. We have active strategic partnerships with the global pharmaceutical companies Servier, AstraZeneca, Seagen, Boston Pharmaceuticals, and Genentech. Together with our partners, we intend to advance multiple drug candidates through preclinical studies and to select further drug candidates for clinical development in the future. We will also continue to seek to engage with new pharmaceutical partners that can contribute funding, experience and marketing ability for the successful development and commercialization of our current and future drug candidates.

•

Pursuing additional opportunities for our Anticalin technology. The flexibility of our Anticalin platform presents a unique opportunity to adapt and develop Anticalin proteins with therapeutic potential across a broad range of indications. We intend to continue to identify, vet and pursue opportunities to develop novel Anticalin-based therapeutics for respiratory diseases and additional diseases.

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

We currently develop our Anticalin proteins from two scaffolds, namely the tear lipocalin, found primarily in human tear fluid as well as the lung epithelium, and NGAL, a protein involved in the innate immune system, by selection from diverse libraries with mutations in the genetic code of the ligand binding regions and regions of the proteins that are amenable for amino acid exchanges. These mutations have the potential to lead to highly specific, high-affinity binding proteins for both small and large molecular targets. Mutations are introduced at pre-defined positions, creating exponentially diverse pools of Anticalin proteins, the most potent and well-behaved of which are selected and optimized in a customized manner through in vitro selection using techniques such as phage and yeast display, which are successful techniques in antibody-based drug discovery. The ability to generate highly-diverse and high-quality Anticalin libraries and to select for the best binders among the large pool of Anticalin proteins by display technologies gives us the opportunity to select highly specific and high affinity Anticalin proteins for a wide variety of targets. The flexibility inherent in the Anticalin proteins’ cup-like structure allows us to choose both small-molecule targets that are capable of binding inside the ‘cup’ as well as larger protein targets that are predominantly bound by the flexible loop region outside of the ‘cup’. Our phase 1 studies for elarekibep, our phase 1 studies of cinrebafusp alfa, our prior phase 1 and 2 studies of PRS-080, our prior phase 1 study of PRS-050, as well as the phase 1 study of a PCSK9-specific Anticalin protein, indicate that these proteins appear to have low immunogenic potential and thereby have the potential to exhibit a favorable safety profile.

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

•

Tight binding and effective biological activity at their targets. Like antibodies, Anticalin proteins are able to bind their targets at subnanomolar to picomolar affinities. Anticalin proteins can potentially achieve desirable biological effects by inhibiting an undesired or inducing a desired cell activity by binding to cell-surface receptors or their ligands.

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

While often compared to antibodies, we believe Anticalin proteins offer several advantages over antibodies, including:

•

Small size and biophysical stability. Anticalin proteins are small in size and consist of one single polypeptide chain. Therefore, we believe Anticalin proteins are generally more biophysically stable than antibodies, which are composed of four polypeptide chains. This will potentially enable unique routes of administration, such as pulmonary delivery. Higher-molecular-weight entities such as antibodies are often too large to be formulated and delivered effectively through these methods. We believe Anticalin proteins may also be less expensive to manufacture than antibodies due to their lower molecular weight and less bulky structure.

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

•

Platform for higher-order multispecificity and avoidance of cross-linking. Our Anticalin technology allows for monovalent or multivalent target engagement, including multispecificity within a single protein. We believe that a monovalent “backbone” is an advantage in situations where pure antagonism of certain cellular receptors is desired. The dual-binding nature of antibodies, which have two “arms,” can be a disadvantage when the antibodies bind to and cross-link cell-surface receptors. Such cross-linking often leads to undesirable activation of the cells bearing those receptors. Single-action, or monovalent, Anticalin proteins have only a single binding site and by that do not induce cross-linking. Further, when it is called for by the biology we are addressing, we can create multispecific Anticalin-based proteins that can simultaneously bind (i) two or more different targets or (ii) different epitopes on the same target by genetically linking Anticalin proteins with distinct specificities or by genetic fusion of an Anticalin protein with an antibody. We believe this multispecificity offers advantages in biological settings where binding to multiple targets can enhance the ability of a drug to achieve its desired effects, such as killing cancer cells. Novel Anticalin proteins genetically fused to each other or to existing antibodies for simultaneous target engagement are expressed as a fusion protein without generally compromising on manufacturability.

Implementation of the Anticalin Platform Technology: Our Drug Candidate Pipeline

All of our drug candidates are in the early stage of development, and we anticipate that it will likely be several years before any of our drug candidates could be commercialized. The following table summarizes the status of our current drug candidates and programs:

Elarekibep Targeting IL-4Rα in Asthma

Elarekibep is an Anticalin drug candidate targeting IL-4Rα, a cell surface receptor expressed on immune cells in the lung. IL-4Rα is specific for the cytokine IL-4 and the closely related cytokine IL-13, both key drivers of the immune system. Elarekibep is derived from human tear lipocalin, has a 20 pM affinity for human IL-4Rα and has a favorable stability profile. Following the results reported in the “Clinical data” section below, and presented at the American Thoracic Society International Conference in May 2019 and European Respiratory Society International Congress in October 2019, AstraZeneca started a global phase 2a study of elarekibep. We believe that elarekibep represents a first-in-class inhaled biologic targeting IL-4Rα for the treatment of asthma. Elarekibep is being developed in partnership with AstraZeneca, as further described below.

Asthma market

Asthma is a very common chronic airway disorder affecting more than 300 million people worldwide according to the Global Initiative for Asthma, including approximately 25 million Americans according to the U.S. Centers for Disease Control. Of these 25 million, approximately 4 million are children. Asthma is responsible for 13 million physician visits per year including approximately 2 million emergency visits in the United States, according to the American Lung Association. In the United States between 2008 and 2013, asthma was responsible for approximately $3 billion in losses due to missed work and school days, approximately $29 billion due to asthma-related deaths, and approximately $50 billion in medical costs. This resulted in a total cost of asthma in the United States of approximately $82 billion in 2013 according to the American Thoracic Society.

In 2021, of the approximately 22 million asthma patients over 12 years of age in the United States, about 55%, or 12 million, had moderate-to-severe asthma; of the approximately 20 million asthma patients over 12 years of age in EU5, about 54%, or 10.8 million, had moderate-to-severe asthma. Of all GINA4 and GINA5 patients, over half have uncontrolled asthma, which amounts to approximately 4.6 million patients in the United States and approximately 4.1 million in EU5 according to an analysis prepared by Artisan Healthcare Consulting. There are several biologics approved for moderate-to-severe uncontrolled asthma in the United States and Europe. Omalizumab is an anti-IgE monoclonal antibody marketed by Roche/Genentech and Novartis for moderate-to-severe persistent allergic asthma and chronic idiopathic urticaria; in 2022, Roche/Genentech and Novartis reported total global sales for omalizumab in the amount of $3,734 million. Mepolizumab is an anti-IL5 monoclonal antibody marketed by GlaxoSmithKline, or GSK, for severe eosinophilic asthma; in 2022, GSK reported global sales for mepolizumab in the amount of $1,714 million. Benralizumab is an anti-IL5 receptor monoclonal antibody marketed by AstraZeneca for severe eosinophilic asthma; in 2022 AstraZeneca reported global sales for benralizumab in the amount of $1,396 million. Dupilumab is an anti-IL4Rα monoclonal antibody marketed by Sanofi/Regeneron for atopic dermatitis and moderate-to-severe uncontrolled asthma; in 2022, Sanofi/Regeneron reported total global sales of dupilumab in the amount of $8,793 million. Tezepelumab is an anti-TSLP monoclonal antibody marketed by Amgen and AstraZeneca for severe asthma; tezepelumab was approved by the FDA in December 2021. In 2022, Amgen and AstraZeneca reporting total global sales of tezepelumab in the amount of $174 million.

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

Beyond omalizumab, there are five approved biologics, or antibodies, for the treatment of asthma. Three target the IL-5 pathway, one targets IL-4Rα, and one targets thymic stromal lymphopoietin, or TSLP. GSK's mepolizumab, which targets IL-5, was approved for severe eosinophilic asthma in adults and children older than 12 in 2015. Teva’s reslizumab, also targeting IL-5, was approved in 2016 and AstraZeneca’s benralizumab, which targets IL-5 receptor alpha, or IL-5Rα, was approved in November 2017. Amgen's and AstraZeneca's tezepelumab, which targets TSLP, was approved in December 2021 as an add-on maintenance treatment for patients ages 12 years and older with severe asthma. Regeneron's and Sanofi's dupilumab is an antibody that targets IL-4Rα that is delivered subcutaneously and was approved for the treatment of moderate-to-severe atopic dermatitis in March 2017. In October 2018, the companies announced that the FDA had approved dupilumab as “add-on maintenance therapy in patients with moderate-to-severe asthma aged 12 years and older with an eosinophilic phenotype or with oral corticosteroid-dependent asthma.” In the phase 3 Liberty Asthma Quest study, dupilumab (300 mg every 2 weeks) in the pre-specified high eosinophilic group (eosinophil blood count of ≥ 300 cells/microliter) demonstrated a reduction in annualized rate of severe exacerbations by 67.4% and an improvement in forced expiratory volume in one second, or FEV1, by 0.24L. The Liberty Asthma Venture trial evaluated dupilumab in oral glucocorticoid-dependent severe asthma patients. In the overall population, the percentage of patients that decreased oral corticosteroid use by 50% or more was 80% in the dupilumab group versus 50% for placebo (or a 60% relative reduction), while decreasing the rate of severe exacerbations by 59% and improving FEV1 by 0.22L versus placebo. In the high eosinophilic group, dupilumab decreased the rate of severe exacerbations by 71% and improved FEV1 by 0.32L versus placebo (Rabe et al., 2018).

Advantages to inhalation as a route of administration for elarekibep

We believe that local delivery via inhalation may lead to a better tolerability profile than systemically administered antibodies. Since dosing by inhalation is a common route of administration in asthma patients, it could represent a more convenient dosage regimen for patients than dosing of antibodies by injection. Elarekibep was safe and well-tolerated in a SAD phase 1 study, and was evaluated in a MAD phase 1 study with interim data suggesting that elarekibep was safe and well-tolerated at all doses, led to a statistically significant reduction in FeNO and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO.

Preclinical data

In in vitro assays, elarekibep specifically bound to immobilized targets such as human IL-4Rα in a concentration-dependent manner. We tested the binding of elarekibep to various targets in an enzyme-linked immunosorbent assay, or ELISA, a standard in vitro assay platform. In these tests, elarekibep bound to IL-4Rα with subnanomolar affinity and it did not bind to three other human cell-surface interleukin receptors (IL-6R, IL-18Rα, IL-23Rα). Furthermore, the activity of IL-4 and IL-13 was inhibited by elarekibep in a dose-dependent manner. The charts below show the inhibition of IL-4- (left) or IL-13- (right) induced proliferation in human TF-1 cells in vitro by elarekibep.

In in vivo assays in mice genetically altered to express human IL-4Rα, human IL-4 and IL-13, low doses of lung delivered elarekibep inhibited the induction of eotaxin protein, a marker of airway inflammation, in lung tissue following pulmonary delivery. We observed this inhibition at both the RNA and protein levels compared both to buffer and to tear lipocalin (control).

The chart below shows the duration of elarekibep-mediated inhibition of eotaxin gene expression in lung tissue by a single pulmonary dose in mice:

When we administered IL-13 into the lung of humanized mice (that express human IL-4, IL-13 and IL-4Rα), inflammation was induced as determined by eotaxin expression, which was not inhibited when phosphate buffered saline, or PBS, or human wild type lipocalin was administered into the lung. In contrast to the PBS or wild-type lipocalin administration, increases in eotaxin expression were prevented when elarekibep was administered into the lung before IL-13. As demonstrated in the above chart, the model showed the inhibitory potential lasts for up to 24 hours after elarekibep administration. We have also demonstrated that elarekibep reduces the inflammation associated with antigen challenge in a mouse asthma model. The chart below shows that pre-treatment with elarekibep reduces the lung levels of the key inflammatory cells’ eosinophils and lymphocytes, a profile that supports the hypothesis that lung delivery of an IL-4Rα antagonist to asthmatics may be viable approach to the treatment of asthma.

Clinical data

Elarekibep was tested in a nebulized formulation in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 SAD study; the drug candidate was safe and well-tolerated in the volunteers in that study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that elarekibep was well-tolerated when given as a single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition) at doses greater than 2 mg. Elarekibep was also tested in a phase 1 multiple-ascending dose, or MAD, study in 30 patients that were randomized to receive delivered doses via nebulizer ranging from 2 mg to 60 mg (5 mg to 150 mg nominal dose) twice daily for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals. We presented interim data from the elarekibep phase 1 MAD study at the 2019 European Respiratory Society International Congress in October 2019 and reported that elarekibep was safe and well-tolerated at all doses, led to a statistically-significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb). Statistically significant and pronounced inhibition of FeNO relative to placebo was observed at all doses. When comparing the 20 mg elarekibep powered cohort (n=12) to placebo, the primary statistical analysis using the emax model demonstrated a 36% relative reduction in FeNO (p-value <0.0001). Systemic target engagement was dose-dependent and closely aligned with systemic exposure of the drug, consistent with results of the phase 1 SAD study. Minimal systemic exposure and target engagement were observed at the 2 mg dose, suggesting that local target engagement by the drug may be sufficient to reduce airway inflammation, as evidenced by FeNO reduction at that 2 mg dose level.

We sponsored the phase 1 SAD/MAD studies for elarekibep, after which AstraZeneca took responsibility for further clinical development of elarekibep. The phase 2a asthma study is ongoing in multiple sites globally. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of elarekibep to evaluate elarekibep at three dose levels, 1, 3 and 10 mg, using a dry powder formulation administered twice daily. In part 1a of the study, 31 asthma patients, controlled on standard of care (medium dose inhaled corticosteroids, or ICS, with long-acting beta agonists, or LABA, were randomized to receive elarekibep at 1 mg or 3 mg, or to receive a placebo twice daily over four weeks to establish the safety profile and pharmacokinetics of the dry powder formulation of elarekibep. The safety review following completion of part 1a included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second, or FEV1. Following the safety review, AstraZeneca began enrollment of part 2a (1 mg and 3 mg dose efficacy) of the study to evaluate efficacy, safety, and pharmacokinetics of elarekibep administered twice daily to asthma patients, uncontrolled on medium dose ICS with LABA, that have a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb in the 1 mg and 3 mg arms and a placebo arm. Following a four-week run-in period, patients will be dosed and monitored over four weeks. FEV1 improvement at four weeks compared to placebo will be the primary endpoint in this portion of the study. Also following the safety review, AstraZeneca initiated part 1b of the study to evaluate the safety of the 10 mg dose in asthma patients controlled on standard of care who will receive elarekibep twice daily over four weeks, and has since completed enrollment in part 1b. In the second quarter of 2022, AstraZeneca conducted a reforecast of the study, which has taken into account the global challenges of recruiting for respiratory clinical trials caused by the continued impact of the COVID-19 pandemic, and broadened enrollment criteria in part 2 (previously referenced as part 2a) of the study to facilitate recruitment of the study. AstraZeneca also now plans to focus part 2 on the 3 mg cohort for the efficacy readout and plans to stop enrollment for the 1 mg cohort. AstraZeneca no longer plans to enroll the 10 mg cohort for the efficacy readout (previously referenced as part 2b). Topline results from part 2 of this study are expected to be reported by the middle of 2024.

PRS-220 Targeting Connective Tissue Growth Factor (CTGF) in IPF

Our lead fully proprietary respiratory asset, PRS-220, an orally inhaled Anticalin protein targeting CTGF, is being developed as a local treatment for IPF and has passed the drug candidate nomination stage in 2021. The project is currently in phase 1 clinical development in Australia. The first-in-human study is a randomized, two-part, blinded, placebo-controlled study, designed to assess the safety, tolerability, pharmacokinetics, and immunogenicity of single and multiple ascending doses of PRS-220 when administered by oral inhalation to healthy subjects. We received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program.

What is IPF?

IPF is a devastating and fatal lung disease of unknown cause with median survival of only three to five years after diagnosis. In patients with IPF, fibrotic remodeling and excess deposition of extracellular matrix, or ECM, causes the destruction of lung architecture leading to loss of lung elasticity and lung function, impairment of gas exchange and finally organ failure. To date, there is no cure for IPF. Treatment options for IPF are very limited, with two FDA-approved drugs, Ofev (nintedanib) and Esbriet (pirfenidone), only capable of slowing down disease progression but not arresting the insidious progression of the disease. Moreover, due to gastrointestinal and other drug-related side effects, nintedanib and pirfenidone are not well-tolerated, leading many patients to discontinue treatment. Thus, a high unmet medical need exists for alternative treatment options for IPF that effectively attenuate the lung function decline or arrest the insidious decline of lung function while offering an improved safety profile with fewer side effects and greater tolerability.

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

PRS-400 Targeting Jagged-1

PRS-400 is a fully proprietary Anticalin protein targeting Jagged-1 and is being developed as an inhaled treatment for muco-obstructive lung diseases. Jagged-1 is one of five cell surface ligands interacting with Notch receptors. As the Notch pathway is active in multiple other organs, an inhaled intervention is especially suited to circumvent side effects previously described in clinical trials with systemically delivered molecules. It has been demonstrated that Jagged-1/Notch signaling drives secretory cell trans-differentiation in the airways and that blocking Jagged-1/Notch interaction reverses mucus-producing cells in favor of ciliated cells, thereby limiting mucus hypersecretion and airway obstruction, major pathogenic features in chronic airway diseases such as chronic obstructive pulmonary disease, or COPD, cystic fibrosis, non-cystic fibrosis bronchiectasis and asthma. Mucus hypersecretion and mucus plugging are thought to correlate with impaired lung function and exacerbation rate. We envision that PRS-400 has the potential to improve quality of life in patients with muco-obstructive lung diseases by exiting the vicious cycle of bacterial infection, inflammation and mucus hypersecretion.

Preclinical data demonstrated that PRS-400 Anticalin proteins potently inhibit Jagged-1-induced Notch 2 signaling in a dose-dependent manner in a cell reporter assay, locally and efficiently reduce expression of major airway mucins (MUC5AC and MUC5B) and reduce the number of goblet cells in ex vivo and in vivo models thereby addressing key pathogenic features of muco-obstructive lung diseases. These preclinical findings corroborate our vision that PRS-400 represents a promising opportunity to improve quality of live by reducing the mucus burden in patients with muco-obstructive lung diseases.

Proprietary Respiratory Platform

We continue to evaluate opportunities for new proprietary discovery-stage respiratory programs.

AstraZeneca Respiratory Collaboration beyond Elarekibep

As further described below, our license and collaboration agreement with AstraZeneca, or the AstraZeneca Collaboration Agreement, includes two programs beyond elarekibep. We retain co-development and co-commercialization rights to both of those programs. Discovery work is ongoing for on all of the additional development candidates under the collaboration. The targets and disease areas of those two programs are undisclosed.

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

T cell activation in SEB assay
IL-2 [pg/ml]
6000
5000
4000
3000
2000
1000
0
0.002
0.005
0.01
0.02
0.04
0.08
0.16
0.31
0.63
1.25
2.5
5
Concentration [nM]
PRS-344/ONC0055
anti-PD-L1 building block
anti-4-1BB mAb
anti-PD-L1 building block + anti-4-1BB mAb
atezolizumab
atezolizumab + anti-4-1BB mAb
Fc-4-1BB-anticalin fusion
hIgG4

Figure 5

The combination of anti-PD-L1 benchmark and anti-4-1BB benchmark demonstrates the strong synergistic effect of T cell co-stimulation and checkpoint blockade in T cell activation. With PRS-344/S095012, this synergistic effect is massively increased.

Regulatory clearance for the phase 1/2 study of PRS-344/S095012, a 4-1BB/PD-L1 bispecific, has been granted in multiple countries and the first patient was dosed in November 2021. The first-in-human study consists of evaluating the safety and tolerability profile of PRS-344/S095012 and determining its maximum tolerated dose, or MTD, and/or the recommended phase 2 dose, or RP2D, in patients with solid tumors. In addition, the PK profile as well as pharmacodynamic effects of PRS-344/S095012 will be characterized in the study. Any initial signs of anti-tumoral activity will be correlated to safety and PK and further explored in expansion cohorts.

IO Market with respect to PRS-344/S095012

In 2022, there were approximately 1.918 million estimated new cancer cases in the United States (NCI Surveillance, Epidemiology, and End Results Program) and approximately 19.3 million cancer cases worldwide in 2020 (IARC GLOBOCAN 2020). The direct medical cost for cancer in the United States in 2015 was estimated to be approximately $80.2 billion by the Agency for Healthcare research and Quality, or the AHRQ.

Checkpoint inhibitors such as PD-1 and CTLA4-targeting antibodies have revolutionized the way certain cancers are treated and in 2018 the Noble Prize in Medicine was awarded to Dr. James Allison and Dr. Tasuku Honjo for their discovery of CTLA-4 and PD-1-targeting antibodies, respectively. By the end of 2022, a total of seven anti-PD-1 or PD-L1 monoclonal antibodies and two CTLA4 targeting antibodies have been approved in the United States. In addition, other than the seven anti-PD-1 or PD-L1 monoclonal antibodies approved in the United States, nine other anti-PD-1 antibodies had been approved in China by the end of 2022. The majority of the global sales of checkpoint inhibitors comes from two anti-PD-1 monoclonal antibodies: pembrolizumab marketed by Merck & Co and nivolumab marketed by Bristol-Myers Squibb. In 2022, Merck & Co reported sales of $20.937 billion for pembrolizumab and Bristol-Myers Squibb reported sales of $8.249 billion for nivolumab.

Servier Collaboration beyond PRS-344/S095012

In February 2020, we and Servier agreed to extend the research term of the three programs in development beyond PRS-344/S095012 for one year. This research extension included reimbursement for Pieris’ internal efforts and an extension of the research license. As part of the expiration of the initial research term, the option to expand the collaboration beyond the initial five committed programs also expired. In March 2020, Servier notified us of its decision to discontinue co-development of two earlier preclinical stage programs for strategic reasons based upon an extensive portfolio review. In December 2022, Servier discontinued the development of PRS-352/S095025, a bispecific Mabcalin compound comprising an PD-L1-targeting antibody genetically fused to Anticalin proteins specific for OX40, for strategic reasons.

Seagen Collaboration

In addition, our collaboration with Seagen to discover and develop Anticalin-based tumor-targeted bispecific antibody-Anticalin therapeutics in IO includes three programs.

We achieved a key development milestone for one of the programs, a CD228 x 4-1BB, or SGN-BB228, bispecific tumor-targeted costimulatory agonist, in the Seagen collaboration in 2020, triggering a $5 million milestone payment. We handed the program over to Seagen, which is responsible for further advancement and funding of the asset. Seagen presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting. In January 2023, we announced that the first patient was dosed in a Seagen-sponsored phase 1 study of SGN-BB228, which triggered a $5 million milestone payment from Seagen to us. The program is one of three current programs in the Seagen alliance, and we believe the achieved milestone further validates our approach for developing immuno-oncology bispecifics, complementing the previously reported phase 1 clinical data seen with cinrebafusp alfa.

In March 2021, Seagen made a $13.0 million equity investment in Pieris as part of an ongoing collaboration between the companies. The companies also entered into a clinical trial and supply agreement, or CTSA, to evaluate the safety and efficacy of combining Pieris' cinrebafusp alfa with Seagen's tucatinib, a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels (IHC2+/ISH- & IHC1+) as part of the phase 2 study conducted by Pieris. The CTSA was later terminated in the third quarter of 2022 after we ceased enrollment in cinrebafusp alfa. The companies also amended their existing immuno-oncology collaboration whereby Pieris' option to co-develop and co-commercialize the second of three programs in the collaboration was converted to a co-promotion option for one of the three programs in the United States. During the third quarter of 2021, we initiated the second program, and during the fourth quarter of 2022, we initiated the third program within the collaboration with Seagen.

Boston Pharmaceuticals Collaboration

In April 2021, we and Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an exclusive product license agreement to develop PRS-342/BOS-342, a GPC3/4-1BB preclinical immuno-oncology bispecific Mabcalin protein. We completed the material and know-how transfer to BP and are currently supporting BP in manufacturing and IND-readiness activities for PRS-342/BOS-342 to initiate phase 1 in 2023.

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

In addition, our competitors may have a variety of drugs in development or awaiting market approval that could reach the market and become established before we have a product to sell. Our competitors may also develop alternative therapies that could further limit the market for any drugs that we may develop. Many of our competitors are using technologies or methods different or similar to ours to identify and validate drug targets and to discover novel small molecule or biologic drugs. Many of our competitors and their collaborators have significantly greater experience than we do in the following:

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

Elarekibep

Like elarekibep, new developments for the treatment of uncontrolled moderate to severe asthma patients mainly include drug candidates targeting the Th2 pathway by interfering with IL-4/IL-13, IL-5, TSLP or CRTH2. Such agents include mepolizumab (GSK, IL-5), reslizumab (Teva, IL-5), benralizumab (AstraZeneca, IL-5Rα), tezepelumab (Amgen/AstraZeneca, TSLP) and CBP201 (Connect Biopharma, IL-4Rα). These drugs are in later clinical development than elarekibep or have been approved for severe eosinophilic asthma. Dupilumab (Sanofi/Regeneron, IL-4Rα) has been approved for moderate to severe asthma; the antibody omalizumab, directed against IgE, is also approved and marketed for the treatment of uncontrolled, moderate to severe asthma patients. However, in contrast to elarekibep, these antibodies are given to patients through injection and distribute systemically through the blood stream. AZD8360 (AstraZeneca/Amgen), an inhaled antibody fragment that targets TSLP is currently in phase 1 clinical development. There are a number of other companies presently marketing or developing other therapies for asthmatic patients.

PRS-220

In addition to the currently approved drugs, Ofev (nintedanib) and Esbriet (pirfenidone), there are multiple other programs in development for the treatment of IPF. The majority of these programs are at an early stage and include a variety of targets. There is one competing program targeting CTGF in phase 3 clinical development, pamrevlumab (Fibrogen), an antibody administered by intravenous infusion. Besides pamrevlumab, there are further programs targeting CTGF at an early stage of development. Other late-stage competitors include, tyvaso (United Therapeutics, inhaled formulation of treprostinil sodium) and BI-1015550 (Boehringer Ingelheim, PDE4B), which are currently being tested in phase 3 clinical trials. Furthermore, a number of competing programs are in phase 2 clinical development, such as GB-0139 (Galecto, galectin-3), BMS-986278 (Bristol-Myers Squibb, LPA1), CC-539 (Bristol-Myers Squibb, JNK1), PLN-74809 (Pliant Therapeutics, avbeta1/avbeta 6) and setanaxib (GenKyoTex, NOX1/4), whereby the first listed program is administered by inhalation and the subsequent programs are administered orally. Additionally, to the previously stated competitors, there are several other programs that are being developed for the treatment of IPF.

IO programs

The rationale behind the multispecific tumor-targeted co-stimulatory molecules is to activate the immune system in the tumor microenvironment. Other companies that also develop multispecific drug candidates designed to activate the immune system in a tumor dependent manner by targeting a co-stimulatory receptor, such as 4-1BB, include Roche, Merus, Inhibrx and Genmab, among others. Additionally, there are multiple drug candidates in preclinical or clinical trials targeting other co-stimulatory receptors, either in a tumor dependent or monospecific manner, including OX40, CD40, GITR, CD27 and ICOS.

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

Additionally, a number of other companies, such as Amgen, Affimed, Macrogenics, F-star, Xencor, Immunocore and Zymeworks, also pursue other multispecific approaches in oncology, in which such therapies are in clinical or preclinical development.

PRS-344/S095012

PRS-344/S095012 is bispecific Mabcalin protein targeting 4-1BB and PD-L1. PRS-344/S095012 is designed to promote 4-1BB clustering by bridging 4-1BB-positive T cells with PD-L1-positive tumor cells, and to thereby provide a co-stimulatory signal to tumor antigen-specific T cells. Furthermore, the direct PD-L1- targeting activity of PRS-344/S095012 may provide an additional therapeutic benefit by checkpoint blockade. Multiple companies have publicly disclosed competing 4-1BB and PD-L1 bispecific programs, including, for example, Genmab in collaboration with BioNTech (GEN1046), Merus (MCLA-145), Inhibrx in collaboration with Elpiscience (INBRX-105), F-star (FS-222), Numab in collaboration with CStone (NM21-1480), ABL Bio in collaboration with I-MAB (ABL503), Antengene (ATG-101), among others.

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

We currently rely on multiple CMOs for all of our clinical supplies, including drug substances and finished drug products, and label and packaging for our preclinical research and clinical trials, including the phase 1/2 study for PRS-344/S095012, and the phase 1 study for PRS-220.

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

We do not have any current contractual relationships for the manufacture of commercial supplies of any of our drug product candidates if they are approved. We intend to enter into agreements with a CMO and, as needed, one or more back-up manufacturers for the commercial production of our product candidates as they near potential approval.

Any drug products to be used in clinical trials and any approved product that we may commercialize will need to be manufactured in facilities, and by processes, that comply with the FDA’s cGMP requirements and comparable requirements of the regulatory agencies of other jurisdictions in which we are seeking approval. We currently employ internal resources to manage our CMOs.

We believe that elarekibep, PRS-344/S095012, PRS-220 and our other Anticalin branded drug candidates can be manufactured in reliable and reproducible biologic processes from readily available starting materials. Elarekibep is produced using a bacterial expression system similar to those that have been used in the past for the production of other proteins and which systems are widely used in the industry. PRS-344/S095012 and PRS-220 are produced using mammalian expression systems similar to those systems that are widely used in the industry for the production of antibodies. We believe that the manufacturing process is amenable to scale-up and will not require unusual or expensive equipment. We expect to continue to develop, on our own or with our collaborators, drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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

We hold issued patents and pending patent applications in the United States and other foreign jurisdictions, which patents or patent applications are related to libraries of different scaffolds and consensus sequences such as human NGAL and human tear lipocalin, and are expiring or expected to expire between 2023 and 2043, subject to any patent term adjustments and terminal disclaimers in the United States. We also own a number of patents and patent applications at various stages of prosecution directed towards compositions of matter and in some cases, formulations or methods of use, of our preclinical and clinical drug candidates. Where possible, we will pursue patent term adjustments in the United States and any applicable foreign jurisdictions.

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

We hold a number of issued patents and pending patent applications in the United States and foreign jurisdictions directed to newly-discovered or improved scaffold libraries of lipocalin muteins, compounds derived therefrom (i.e., specific drug candidates) or the uses of such compounds to treat, prevent and mitigate certain diseases and conditions whose pathological development involve the targets of interest as well as to diagnose, prognose and select treatments for the diseases and conditions. We would expect that these patents and any patents that may issue from pending applications would likely expire between 2029 and 2043 without taking into account possible patent term adjustments or other extensions. However, any and all of these pending patent applications may not result in issued patents, and not all issued patents may be maintained in force for their entire term. We are actively pursuing intellectual property protection for our IO drug candidates in key global markets that, if granted, could expire as late as 2042 or later depending on the date of the filing of such patent applications.

In addition to issued patents, we hold trademarks in the United States for the Pieris and Anticalin marks. Similarly, we hold their respective counterparts, as registered trademarks, in a number of foreign jurisdictions. We will continue to look for trademark protection for the goodwill associated with our Company and our drug candidates in the countries or regions where we will have investment, research and development, sales or other activities.

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

Strategic Partnerships

Since inception, we have entered into several strategic partnerships and other license or option agreements to complement our drug discovery and development. Specifically, we have entered into strategic partnerships with Servier, AstraZeneca, Seagen and Genentech, or collectively, the Strategic Partnerships. Under the Strategic Partnerships, we have developed and conducted or will develop and conduct selection and screening of drug candidates, as well as in vitro potency and efficacy testing, using our Anticalin-brand drug discovery platform, our Anticalin libraries and other proprietary methods to generate, identify and characterize drug candidates against certain biological targets associated with several diseases. The current Strategic Partnerships have provided us with approximately $172.2 million in cash from upfront and milestone payments through December 31, 2022. With respect to discontinued agreements, we have no ongoing performance obligations and do not expect to receive any significant additional consideration pursuant to those agreements.

Under our ongoing Strategic Partnerships, our partners are obligated to use commercially reasonable efforts to develop and commercialize drug candidates identified in the course of the collaboration. We are entitled to receive from our partners’ research, development and regulatory milestone payments and, in some cases, including in the Servier, AstraZeneca, Seagen and Genentech collaborations, royalties on net sales for products developed and commercialized under these collaborations. With respect to most of our Strategic Partnerships, we have commercial rights, including the option to co-develop, co-commercialize or co-promote one or more therapeutic programs with the applicable partners. We plan to continue to actively seek out additional collaboration partners that fit within our corporate development strategy.

The Strategic Partnerships represent our collaborations in our therapeutic areas of respiratory diseases, as well as IO, and include co-development and co-commercialization options. Certain terms and conditions of these Strategic Partnerships are summarized below.

Our collaboration with AstraZeneca

On May 2, 2017, we entered into the AstraZeneca Collaboration Agreement and a Non-exclusive Anticalin Platform Technology License Agreement with AstraZeneca, or the AstraZeneca Platform License, collectively referred to as the AstraZeneca Agreements, which became effective on June 10, 2017, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the AstraZeneca Agreements the parties will advance several novel inhaled Anticalin proteins. On March 29, 2021, we entered into the first amendment to the Non-exclusive Anticalin Platform License Agreement dated May 2, 2017 and the second amendment to the License and Collaboration Agreement dated May 2, 2017. Under the amendments, the parties agreed to restructure certain commercial economics for the elarekibep program by adjusting various milestones and royalty provisions, while fundamentally maintaining the overall value split between AstraZeneca and the Company. In connection with the amendments, we entered into a Subscription Agreement pursuant to which we have agreed to issue to AstraZeneca 3,584,230 shares of our common stock for a total purchase price of $10.0 million in a private placement transaction. In August 2022, we entered into an amendment to the License and Collaboration Agreement and extended the research term for two of the then remaining discovery-stage programs.

Under the AstraZeneca Agreements, we received an upfront, non-refundable payment of $45.0 million. In addition, we initiated a phase 1 study for elarekibep, or the AstraZeneca Lead Product, in December 2017 for which we received a $12.5 million milestone payment. In March 2021, we achieved a $13.0 million milestone in connection with the initiation of the phase 2a study for this program. We are also eligible to receive research, development, commercial and sales milestone payments and royalty payments. The total potential milestones, as of December 31, 2022, were categorized as follows: research, development and commercial milestones up to $0.7 million and sales milestones up to $3.9 billion. We may receive tiered royalties on sales of potential products commercialized by AstraZeneca and for co-developed products and gross margin share of worldwide sales, depending on our level of committed investment.

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

Our collaboration with Servier

On January 4, 2017, we entered into the Servier Collaboration Agreement and a non-exclusive Anticalin platform license agreement with Servier, or the Servier Platform License, collectively referred to as the Servier Agreements. Pursuant to the terms of the Servier Agreements, we, along with Servier, initially pursued five bispecific therapeutic programs. In September 2019, Servier notified the Company of its decision to discontinue co-development of PRS-332, a PD-1-LAG-3 bispecific that served as the initial development program under the Pieris-Servier alliance, for strategic reasons. After having conducted an extensive portfolio review, Servier decided in March 2020 to discontinue development of two earlier-stage programs in the collaboration. In December 2022, Servier decided to focus on continued and accelerated development of the most advanced program, PRS-344/S095012, and discontinue PRS-352/S095025 for strategic reasons.

Under the Servier Agreements, we received an upfront payment of €30.0 million (approximately $32.0 million) and have achieved two preclinical milestones related to PRS-344/S095012 as well as one clinical milestone related to PRS-344/S095012 and one preclinical milestone related to PRS-352/S095012. We may also receive additional development-dependent and commercial milestone payments for PRS-344/S095012. The total development, regulatory and sales-based milestone payments to us, as of December 31, 2022, could be up to €19.0 million during the life of the collaboration and are dependent on the final number of projects pursued and the number of co-development options exercised by us. We will share preclinical and clinical development costs for each co-developed program with Servier. In addition, we will be entitled to receive tiered royalties up to low double digits on the sales of commercialized products in the Servier territories.

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

Under the terms of the Seagen Agreements, Seagen paid us a $30 million upfront fee and will pay tiered royalties on net sales up to the low double-digits. Additionally, Seagen will pay us up to $1.2 billion in total success-based payments, as of December 31, 2022, across three product candidates. The companies will pursue multiple antibody-Anticalin proteins during a research phase, and Seagen has the option to select up to three therapeutic programs for further development. On March 25, 2021 we announced an amendment to the Seagen Collaboration Agreement whereby our option to co-develop and co-commercialize the second of three programs in the collaboration was converted to a co-promotion option for one of the three programs in the United States, with Seagen solely responsible for the development and overall commercialization of that program. We will be entitled to increased royalties in the event that we choose to exercise the co-promotion option for that program. As a result of this amendment, Seagen will solely develop, fund and commercialize all three programs. Seagen may also decide to select additional candidates from the initial research phase for further development in return for the payment to us of additional fees, milestone payments and royalties.

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

In June 2020, we and Seagen entered into amendments to the Seagen Agreements, or together, the Amendment. The Amendment extended the deadline for Seagen to nominate a second and third antibody target, both of which have since been nominated, and triggered a $5.0 million milestone payment due from Seagen as Seagen made a go decision on SGN-BB228. In January 2023, we announced that the first patient was dosed in SGN-BB228 and Seagen paid us a $5.0 million milestone fee in connection with this achievement.

Finally, as part of this transaction, we entered into a subscription agreement pursuant to which we agreed to issue to Seagen 3,706,174 shares of our common stock for a total purchase price of $13.0 million, or $3.51 per share, in a private placement transaction.

Our collaboration with Boston Pharmaceuticals

On April 24, 2021, we and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an exclusive product license agreement, or the BP Agreement, to develop PRS-342/BOS-342, a 4-1BB/GPC3 preclinical immuno-oncology Mabcalin bispecific protein.

Under the terms of the BP Agreement, Boston Pharmaceuticals exclusively licensed worldwide rights to PRS-342/BOS-342. We received an upfront payment of $10.0 million and are further entitled to receive up to $352.5 million in development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of PRS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the BP Agreement or a change of control of Boston Pharmaceuticals. We will also contribute up to $4.0 million toward manufacturing activities.

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

We do not have any obligations to assist in the research and development efforts of Boston Pharmaceuticals under the BP Agreement. However, we have an obligation to fund up to $4.0 million in costs, including out-of-pocket costs incurred by Boston Pharmaceuticals, in connection with the manufacture of products under the BP Agreement. The arrangement with Boston Pharmaceuticals provides for the transfer of the following: (i) exclusive license of PRS-342/BOS-342, (ii) non-exclusive Pieris platform license, (iii) initial know-how, (iv) product cell line license, and (v) materials (as each such term is defined under the BP Agreement).

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

Government Regulation

The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, sales, among other things, of drug products are extensively regulated by governmental authorities in the United States and other countries. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory requirements, require the expenditure of substantial time and financial resources

U.S. Government regulation of drug and biological products

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

The process required by the FDA before a drug or biologic may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, potentially including animal studies and formulation studies according to Good Laboratory Practices regulations or other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical trial site before each clinical trial may be initiated;
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

Preclinical studies

Before testing any drug or biological product candidate in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals and potential for other adverse events, which support subsequent clinical testing and rationale for subsequent therapeutic use.

The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended both the FDCA and PHSA to specify that nonclinical testing for drugs and biologics, respectively, may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or non-human biology-based tests (e.g., bioprinting), or in vivo animal tests. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin.

The conduct of preclinical studies is subject to federal regulations and requirements, including good laboratory practices, or GLP, regulations for safety and toxicology studies. Some long-term nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after an IND for an investigational drug candidate is submitted to the FDA and human clinical trials have been initiated.

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

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The U.S. Department of Health and Human Services' Final Rule and NIH's complementary policy on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has begun enforcing those requirements against non-compliant clinical trial sponsors.

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

Congress also recently amended the FDCA, as part of the Consolidated Appropriations Act for 2023, in order to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to design and submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. Sponsors must submit a diversity action plan to the FDA by the time the sponsor submits the relevant clinical trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase 3 trial planning and timing or what specific information FDA will expect in such plans, but if the FDA objects to a sponsor’s diversity action plan, it may delay trial initiation.

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

Concurrent with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the physical characteristics of the drug or biological product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality, potency and purity of the final drug or biological product. For biological products in particular, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined in order to help reduce the risk of the introduction of adventitious agents. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Marketing application submission and FDA review

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Our Anticalin-based product candidates are proteins that will be regulated as biological products subject to the BLA marketing pathway. BLAs must contain proof of the biological product candidate’s safety, purity, potency and efficacy for its proposed indication or indications. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. Under federal law, each NDA or BLA must be accompanied by a significant user fee, and the sponsor of an approved NDA or BLA is also subject to an annual program fee. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances.

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

Before approving an NDA or BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with cGCP requirements and the integrity of the clinical data submitted to the FDA.

Additionally, the FDA may refer any NDA or BLA, including applications for novel biologic candidates which present difficult questions of safety or efficacy, to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations when making final decisions on approval. The FDA likely will re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The FDA also may require the development of a risk evaluation and mitigation strategy, or REMS, if it determines that a REMS is necessary to ensure that the benefits of the drug outweigh its risks and to assure the safe use of the drug or biological product. The REMS could include medication guides, physician communication plans, assessment plans and/or elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

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

In addition, with the enactment of FDASIA in 2012, Congress created a new regulatory program for product candidates designated by FDA as “breakthrough therapies” upon a request made by the IND sponsors. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs or biologics designated as breakthrough therapies may also be eligible for accelerated approval of their respective marketing applications. The FDA must take certain actions with respect to breakthrough therapies, such as holding timely meetings with and providing advice to the product sponsor, which are intended to expedite the development and review of an application for approval of a breakthrough therapy.

Finally, the FDA may designate a product for priority review if it is a drug or biologic that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case-by-case basis, whether the proposed drug represents a significant improvement in treatment, prevention or diagnosis of disease when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original BLA or for an NME NDA from the date of filing.

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

In addition, as part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these recent amendments to the FDCA, the agency may require a sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports will be published on FDA’s website.

Failure to conduct required post-approval studies, or to confirm the predicted clinical benefit of the product during post-marketing studies, allows the FDA to withdraw approval of the drug.

Congress also recently amended the law to give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

Reference product exclusivity for biological products

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States and included the Biologics Price Competition and Innovation Act of 2009, or the BPCIA. The BPCIA amended the PHSA to create an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Since that time, the FDA has approved approximately 40 biosimilars, including the first interchangeable monoclonal antibody biosimilar in 2021. The FDA has also issued several guidance documents outlining its approach to reviewing and approving biosimilars and interchangeable biosimilar, and has created a public database that contains information on all FDA-licensed biological products, including biosimilars, called the Purple Book.

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

As part of the Consolidated Appropriations Act for 2023, Congress amended the PHSA in order to permit multiple interchangeable products approved on the same day to receive and benefit from this one-year exclusivity period.

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

The BPCIA is complex and is still being interpreted and implemented by the FDA and by federal judges. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation and meaning of the BPCIA continues to be subject to uncertainty.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, also could block the approval of one of our products for seven years if a competitor obtains approval of the same drug as defined by the FDA for treatment of the same indication. Recent court cases have challenged FDA’s approach to determining the scope of orphan drug exclusivity; however, at this time the agency continues to apply its long-standing interpretation of the governing regulations and has stated that it does not plan to change any orphan drug implementing regulations.

Post-approval requirements

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. If there are any modifications to the product, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or an NDA/BLA supplement, which may require the applicant to develop additional data or conduct additional nonclinical studies and clinical trials. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

Once an approval of a drug is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information, imposition of post-market surveillance studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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
• •

consent decrees, corporate integrity agreements, debarment or exclusion from federal health care programs; and/or mandated modification of promotional materials and labeling and the issuance of corrective information.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. More recently, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers over a 10‑year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA.

For example, FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a state program, each of which is mandated by the DSCSA.

It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Regulation outside of the United States

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member European Union, before we may commence clinical trials or market products in those countries or areas. With the United Kingdom withdrawal from the European Union on January 31, 2020, UK licensing decisions were transferred from EMA to The Medicines and Healthcare Products Regulatory Agency, or MHRA, the UK Regulatory Body. For a period of two years following January 1, 2021, the UK continued to adopt decisions taken by the European Commission on the approval of new marketing authorizations. However, companies will be required to submit an identical application to the MHRA upon the Medicinal Products for Human Use, or CHMP, positive opinion of the application. The MHRA will then wait for the European Commission decision on approval. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

European Union drug development, review and approval

In the European Union, our product candidates also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if marketing authorization from the competent regulatory agencies has been obtained. Similar to the United States, the various phases of pre-clinical and clinical research in the European Union are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP, and the related national implementing provisions of the individual EU Member States previously governed the system for the approval of clinical trials in the European Union. Under this system, an applicant had to obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant could only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion.

In 2014, the new Clinical Trials Regulation, (EU) No 536/2014, Clinical Trials Regulation, was adopted and it became effective on January 31, 2022. The Clinical Trials Regulation is directly applicable in all of the EU Member States, as it repealed the Clinical Trials Directive 2001/20/EC. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation depends on when the Clinical Trials Regulation became applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation became applicable, the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU portal” or Clinical Trial Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. Use of the CTIS became mandatory for new clinical trial application submissions as of February 1, 2023.

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

Under the above-described procedures, before granting the marketing authorization, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of our product candidate to currently available therapies (so-called health technology assessment, or HTA) in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally tend to by significantly lower.

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

In the United States, President Biden signed into the law the Inflation Reduction Act (IRA) in August 2022. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the U.S. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (CMS) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities but their impact on the biopharmaceutical industry in the United States remains uncertain.

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

•

the federal transparency requirements under the Physician Payments Sunshine Act require manufacturers of FDA-approved drugs, devices, biologics and medical supplies covered by Medicare, Medicaid or the Children's Health Insurance Program to report, on an annual basis, to CMS, information related to payments and other transfers of value to physicians, teaching hospitals, and certain advanced non-physician health care practitioners and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by nongovernmental third-party payors, including private insurers.

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

As previously mentioned, a primary trend in the U.S. health care industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other health care funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; imposed mandatory discounts for certain Medicare Part D beneficiaries as a condition for manufacturers’ outpatient drugs coverage under Medicare Part D; and established a Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

In addition to the IRA’s drug price negotiation provisions summarized above, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS innovation center to prepare and submit a report to the White House on potential payment and delivery modes that would complement to IRA, lower drug costs, and promote access to innovative drugs. As of mid-January 2023 the report had not been released but it is expected to further inform the current Administration’s priorities and activities in this area.

We expect that future changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, and changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

There also has been heightened governmental scrutiny in recent years over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical and biologic products. For example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to CMS beginning on January 1, 2022, subject to enforcement via civil money penalties.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading to further and more aggressive efforts by states in this area.

In mid-2022, the Federal Trade Commission also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us.

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

Rule 12b-2 of the Exchange Act establishes a class of company called a “smaller reporting company,” which effective September 10, 2018, was amended to include companies with a public float of less than $250 million as of the last business day of their most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available. For the year ended December 31, 2022, we qualify as a smaller reporting company.

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

Headcount Data

As of December 31, 2022, we had 127 full-time employees and 17 permanent part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our corporate headquarters is located in Boston, MA and our R&D facility is located in Hallbergmoos, Germany. As such, 20, or 13.9%, of our employees were located in the United States and 124, or 86.1%, of our employees were located in Germany. We also utilize the services of consultants, clinical research organizations and other third parties on a regular basis from locations across the world.

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

“Improving Lives” has been defined as the purpose of Pieris

Our corporate culture and values, along with our employees are the most valuable assets of the Company. These values, which are the foundation of our Company culture, are:

•	Passion,
•	Integrity,
•	Excellence,
•	Responsibility,
•	Innovation, and
•	Spirit of Collaboration.

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

Employee Compensation and Benefits

Our compensation programs are designed to align the compensation of our employees with the Company’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

•	We provide employee base salaries that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
•

To foster a stronger sense of ownership and align the interests of employees with those of our shareholders, we offer both a stock option program and employee stock purchase program to eligible employees under our broad-based equity incentive plans.

•

We engage nationally and internationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry.

•

Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.

•

All employees are eligible for health insurance, paid and unpaid leaves, retirement benefits and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including flexible time-off, flexible working arrangements, paid parental leave, health programs and onsite food and drink. We aim to provide location-specific attractive benefits packages in all of our locations. We pursue a shared compensation and benefits philosophy and have implemented size and phase-appropriate solutions for each country.

Diversity and Inclusion

Ingrained in our culture is the philosophy that each individual offers diverse perspectives, backgrounds and experiences that create great outcomes when we are united as a team. We respect our people and embrace our differences. We welcome everyone and value the ideas generated by our collective uniqueness. We aspire that all of our teammates reach their full potential and we encourage them to be confident in their differences. As of December 31, 2022, approximately 60% of our global workforce was female and 40% of our employees in managerial or supervisory roles were female.

Employee Development and Training

We invest significant resources in developing and retaining the talent needed to achieve our business goals. To support our employees in reaching their full potential, we offer internal and promote external learning and development opportunities. Education assistance is offered to financially support employees who seek to expand their knowledge and skill base.

Response to COVID-19

Beginning in March 2020 and continuing through all of 2021 and 2022, we have supported our employees and government efforts to curb the COVID-19 pandemic through a multifaceted communication, infrastructure and behavior modification and enforcement effort, with the main objective to keep our laboratories in operation while protecting our employees’ health and safety:

•	Establishing clear and regular COVID-19 policies, safety protocols and weekly updates to all employees;
•	Increasing physical distancing in workspaces for employees working onsite by scheduling adjustments and adding work from home flexibility;
•	Adjusting attendance policies to encourage those who are sick or are able to perform their work from home to stay home;
•	Increasing cleaning protocols across all locations;
•	Providing additional personal protective equipment and cleaning supplies;
•	Implementing site-specific protocols to address actual and suspected COVID-19 cases and potential exposure;
•	Prohibiting all domestic and international non-essential travel for all employees; and
•	Requiring masks to be worn in all locations.

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

•

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We currently have no product revenues and no approved products and will need to raise additional capital to operate our business.

•	The failure of a financial institution counterparty could adversely affect our current and projected business operations and our financial condition and results of operations.
•

We are highly dependent on the success of elarekibep, our lead candidate in our respiratory pipeline. We are executing a broad development program for elarekibep and clinical and regulatory outcomes for elarekibep, which , if not successful, will significantly harm our business.

•	Our limited operating history as a clinical-stage company may hinder our ability to successfully meet our objectives.
•	Our global operations subject us to various risks, and our failure to manage these risks could adversely affect our results of operations.

•	If we fail to comply with environmental, health and safety laws and regulations that apply to us, we could become subject to fines or penalties or incur costs that could harm our business.
•	Our current operations are largely concentrated in two locations and any adverse events affecting these locations may have material adverse consequences on our business.
•

Our failure to comply with data protection laws and regulations could lead to government enforcement actions, private litigation and/or adverse publicity and could negatively affect our operating results and business.

•	Significant disruptions of information technology systems or security breaches could adversely affect our business.
•	We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.
•

We could be subject to product liability lawsuits based on the use of our drug candidates in clinical testing or, if obtained, following our products' marketing approval and commercialization. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to cease clinical testing or limit commercialization of our drug candidates.

•	Our business has been and may continue to be adversely affected by the ongoing COVID-19 pandemic.
•

We are heavily dependent on the successful development of our drug candidates and programs and we cannot be certain that we will receive regulatory approvals or be able to successfully commercialize our products even if we receive regulatory approvals.

•

Preclinical and clinical testing of our drug candidates that has been conducted to date or will be conducted in the future may not have been or may not be performed in compliance with applicable regulatory requirements, which could lead to increased costs or material delays for their further development.

•	Our research and development efforts are focused on a rapidly evolving area of science, and our approach to drug discovery and development is novel and may never lead to marketable products.
•

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, clinical trials are difficult to design and implement, and any of our clinical trials could produce unsuccessful results or fail at any stage in the process.

•

If we experience delays or difficulties in the enrollment of research subjects in clinical trials, those clinical trials could take longer than expected to complete and our receipt of necessary regulatory approvals could be delayed or prevented.

•

The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or comparable foreign regulatory authorities.

•

The review processes of regulatory authorities are lengthy, time consuming, expensive and inherently unpredictable. If we are unable to obtain approval for our drug candidates from applicable regulatory authorities, we will not be able to market and sell those drug candidates in those countries or regions and our business could be substantially harmed.

•

Our failure to obtain marketing approval in jurisdictions other than the United States and Europe would prevent our product candidates from being marketed in these other jurisdictions. Any approval that we are granted for our product candidates in the United States or Europe would not assure approval of product candidates in the other or in any other jurisdiction.

•

Our product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit their commercial potential, or result in significant negative consequences following marketing approval, if marketing approval is obtained.

•

We may expend our limited resources to pursue a particular drug candidate or indication that does not produce any commercially viable products and may fail to capitalize on drug candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•

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

•

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

•	Disagreements with respect to the commercial terms of our sales, licensing, purchase or manufacturing agreements may limit our commercial success.
•

We depend on third parties and intend to continue to license or collaborate with third parties, and events involving these strategic partners or any future collaboration could delay or prevent us from developing or commercializing products.

•

Our success depends in part on the efforts of our current and possible future collaborators, who will likely have substantial control and discretion over the continued development and commercialization of drug candidates that are the subject of our collaborations.

•	We may not receive any further milestone, royalty or license payments under our current collaborations.
•

Our commercial success depends upon attaining significant market acceptance of our drug candidates, if approved, among physicians, patients, third-party payors and other members of the medical community.

•	Biologics carry unique risks and uncertainties, which could have a negative impact on future results of operations.
•	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.
•

If we breach any of the agreements under which we license from third parties the intellectual property rights or commercialization rights to our drug candidates, particularly our license agreements with TUM and Kelun, we could lose license rights that are important to our business and our operations could be materially harmed.

•	If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively and our business could be harmed.
•	Claims that we infringe the intellectual property rights of others may prevent or delay our drug discovery and development efforts.
•	We may desire to, or be forced to, seek additional licenses to use intellectual property owned by third parties, and such licenses may not be available on commercially reasonable terms, or at all.
•	Certain technologies and patents have been developed with partners and we may face restrictions on this jointly developed intellectual property.
•	If we are not able to attract and retain highly qualified personnel, we may not be able to successfully implement our business strategy.
•

We have broad discretion in how we use our cash, cash equivalents and investments, including the net proceeds from our collaborations, public and private securities offerings, and may not use these financial resources effectively, which could affect our results of operations and cause our stock price to decline.

•

We have had and have previously reported material weaknesses in our internal controls over financial reporting. If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

•

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

We are a clinical-stage biopharmaceutical company. To date, we have not generated any commercial sales revenue, are not profitable, and have incurred losses since our inception in 2001. For the years ended December 31, 2022 and 2021, we reported net losses of $33.3 million and $45.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $290.4 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our drug candidates and the commercialization of approved products, if any.

We are currently developing products in our therapeutic areas of respiratory diseases and IO. We have collaborations with major multi-national pharmaceutical companies. In particular, we have alliances with AstraZeneca and Genentech to treat respiratory diseases, with Genentech also in ophthalmology. Our partner AstraZeneca is currently in phase 2a studies of elarekibep, our lead respiratory drug candidate, in multiple countries. We also have alliances with Servier, Seagen, and Boston Pharmaceuticals in IO. Our IO program includes PRS-344/S095012 in partnership with Servier, which is currently in phase 1 studies. Together these programs will result in our continued incurrence of significant research, development and other expenses and resources. If our research and development efforts, including preclinical studies or clinical trials for any of our drug candidates fail or produce unsuccessful results and those drug candidates do not gain regulatory approval, or if any of our drug candidates, if approved, fail to achieve market acceptance, we may never become profitable. In addition, the failure of one drug candidate or program may have an adverse impact on other drug candidates and programs within our class of Anticalin-based therapies. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

The failure of a financial institution counterparty could adversely affect our current and projected business operations and our financial condition and results of operations.

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership. A statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

We are highly dependent on the success of elarekibep, our lead candidate in our respiratory pipeline. We are executing a broad development program for elarekibep and clinical and regulatory outcomes for elarekibep, which, if not successful, will significantly harm our business.

Our future success is highly dependent on our ability to successfully develop, obtain regulatory approval for and commercialize elarekibep. In general, most early-stage investigatory drugs, including inhaled drug candidates such as elarekibep, do not become approved drugs. Accordingly, there is a very meaningful risk that elarekibep will not succeed in one or more clinical trials sufficient to support one or more regulatory approvals. To date, clinical and preclinical outcomes from elarekibep have had a significant impact on our market valuation, financial position and business prospects, and we expect this to continue in future periods. If one or more clinical trials of elarekibep is not successful, it would materially harm our market valuation, prospects, financial condition and results of operations.

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

We will require additional capital for the further development and commercialization of our drug candidates and programs, and may need to raise additional funds sooner than we currently anticipate if we choose to and are able to expand more rapidly than we currently anticipate. Further, we expect our expenses to increase in connection with our ongoing activities, particularly as we continue to advance, expand and monitor the performance of our preclinical and clinical programs, such as elarekibep, PRS-220, PRS-400 and PRS-344/S095012, as well as additional programs that we advance through preclinical development and into the clinic and whose performance we monitor. In addition, if we obtain regulatory approval for any of our drug candidates, we expect to incur significant commercialization expenses related to regulatory requirements, product manufacturing, marketing, sales and distribution.

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

If we are unable to obtain additional funding on acceptable terms when needed, we will defer or limit a substantial portion of our research, development and clinical projects, reduce discretionary expenditures and other fixed or variable personnel costs. For example, our budget and operating plan for 2023, approved by the Board, does not include such discretionary costs, and management is prepared to gate future investments on PRS-220 and PRS-400.

Any of these events could significantly harm our business, financial condition, and prospects.

Our limited operating history as a clinical-stage company may hinder our ability to successfully meet our objectives.

We were formed in 2001, and since that time our focus has been on discovery of Anticalin-brand drug candidates. AstraZeneca is currently conducting clinical development of elarekibep, Seagen is conducting clinical development of SGN-BB228, and we are conducting clinical development in PRS-220 and PRS-344/S095012, in partnership with Servier. We are also advancing other drug candidates, including PRS-400, through preclinical development with the intention of initiating additional clinical-stage programs. In addition to our development plans for respiratory diseases, we are also exploring additional indications that may be suitable for Anticalin-based therapies. Our drug candidates are in the early stages of development, have not obtained marketing approval, have never generated any revenue from sales and will require extensive testing before commercialization. We have limited experience with clinical-stage operations, including manufacturing required to support clinical activities and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. In addition, the early-stage nature of our drug discovery and development operations can only provide limited operating results upon which investors can evaluate our business and prospects.

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
•

challenges in providing solutions across a significant distance, in different languages, different time zones and among different cultures (particularly, for as long as travel is limited due to the COVID-19 pandemic);

•

different, complex and changing laws governing intellectual property rights, sometimes affording reduced protection of intellectual property rights in certain countries, and data privacy and security laws;

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

•	compliance with a wide variety of complex foreign laws, treaties and regulations;
•	compliance with the U.S. Foreign Corrupt Practices Act, or the FCPA, and other anti-corruption and anti-bribery laws;
•	unexpected changes in tariffs, trade barriers and other regulatory or contractual limitations on our ability to develop or sell our products in certain foreign markets; and
•	becoming subject to the laws, regulations and court systems of multiple jurisdictions.

Our failure to manage the market and operational risks associated with our international operations could limit the future growth of our business and adversely affect our results of operations.

Our international operations pose currency risks, which may adversely affect our operating results and net income.

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations or our cash flows. Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Our reporting currency is the U.S. dollar, however, 75% of our operating expenses and all of our revenues are recorded in non-U.S. entities. As such, our financial statements are translated for reporting purposes as follows: (1) asset and liability accounts at year-end rates, (2) income statement accounts at weighted average exchange rates for the year and (3) stockholders’ equity accounts at historical rates. Corresponding translation gains or losses are recorded in stockholders’ equity.

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

As of December 31, 2022, we had net operating loss carryforwards for United States federal income tax purposes of $38.6 million and net operating loss carryforwards for state income tax purposes of $42.4 million. Tax loss carryforwards that were generated prior to December 31, 2017 expire through 2037; U.S. federal tax loss carryforwards generated after that date do not expire. State loss carryforwards expire starting in 2035. In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected. We completed a Section 382 study through December 31, 2020. Based on the study, we underwent an ownership change for Section 382 purposes which occurred in February 2018. As a result of the ownership change, our net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to result in any of the impacted net operating loss and tax credit carryforwards to expire unutilized. Any net operating losses or tax credits generated after the February 2018 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax.

As of December 31, 2022, we had German corporate income tax and trade tax net operating loss carryforwards of approximately $163.3 million and $160.4million, respectively, which may be used to reduce our future taxable income in Germany. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) by $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.

Our business and operations would suffer in the event of system failures, and our operations are vulnerable to interruption by natural disasters, terrorist activity, power loss, adverse public health events and other events beyond our control, the occurrence of which could materially harm our business and drug development efforts.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, hacking, ransomware, cyber-attacks, unauthorized access as well as telecommunication and electrical failures. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could materially disrupt our operations. Although we have invested significant resources to enhance the security of our computer systems, there can be no assurances we will not experience unauthorized intrusions into our computer systems, or those of our CROs, vendors, contractors and consultants, that we will successfully detect future unauthorized intrusions in a timely manner or that future unauthorized intrusions will not result in material adverse effects on our financial condition, reputation or business prospects.

While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and operations. For example, the loss of clinical trial data from completed, ongoing, or planned clinical trials could result in delays in our regulatory approval efforts and we may incur substantial costs to attempt to recover or reproduce such data. Likewise, we currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates and any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. Certain data security breaches must be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state law and requirements of non-U.S. jurisdictions, and financial penalties may also apply. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and/or the further development of our drug candidates could be delayed.

We are also vulnerable to accidents, electrical blackouts, labor strikes, terrorist activities, war, natural disasters, adverse public health events and other events beyond our control, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of all of such events and do not have an applicable recovery plan in place. Any disruption to our operations or the operations of our collaborators or suppliers from these kinds of events would likely impact our drug development efforts, operating results and our financial condition. With respect to potential impacts of the ongoing COVID-19 pandemic, see “The COVID-19 pandemic and its emerging variants, or any future pandemic, could adversely affect our business, including research, clinical trials, supply chain interruptions and financial condition.”

In addition, certain of our development efforts, particularly those related to the phase 2 study of elarekibep and phase 1 study of PRS-220, which are being conducted in Australia, in addition to multiple other countries, are located in geographical areas that are known to be prone to certain natural disasters and weather events, including wildfires. In 2019 and 2020, dozens of wildfires erupted in New South Wales, Australia, prompting the government of Australia to declare a state of emergency. Should such a natural disaster that causes disruption to our development efforts occur again in Australia or elsewhere, thereby impeding our ability or the ability of our collaborators to timely conduct our clinical trials, our ability to conduct our business could be severely restricted and our business, clinical development efforts, prospects, and results of operations could be adversely affected as a result. The extent to which any natural disaster may impact our results will depend on future developments, which are highly uncertain and cannot be predicted.

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

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California has enacted the California Consumer Privacy Act, or CCPA, which went into effect in January 2020. The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for California residents, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Additionally, in 2020, California voters passed the California Privacy Rights Act, or CPRA, effective January 1, 2023. The CPRA significantly amends the CCPA, potentially resulting in further uncertainty, additional costs and expenses in an effort to comply and additional potential for harm and liability for failure to comply. Among other things, the CPRA established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority. Effective in 2023, Virginia, Colorado, Connecticut and Utah enacted similar data protection laws, and other U.S. states have proposals under consideration, increasing the regulatory compliance risk.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Union’s General Data Protection Regulation, or GDPR, went into effect in 2018 and imposed a broad data protection framework that expanded the scope of EU data protection law, including to non-EU entities that process, or control the processing of, personal data relating to individuals located in the EU, including clinical trial data. The GDPR sets out a number of requirements that must be complied with when handling the personal data of EU based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach regime. In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). We are subject to the GDPR and the German federal data privacy law, the Bundesdatenschutzgesetz, and we are subject to the regulatory authority of the Bavarian data protection authority, the BayLDA. As the EU states continue to reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogation from the GDPR are introduced.

We are also subject to evolving EU laws on data export, because we transfer data to countries outside of the EU, including the United States and United Kingdom, to ourselves or third parties. The GDPR only permits exports of data outside of the EU where there is a suitable data transfer solution in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business future actions of EU data protection authorities are difficult to predict at the early date. Consequently, there is some risk of any data transfers from the EU being halted. If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could cause customers to lose trust in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EU to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we may find that we are violating the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. That could require us to incur significant expenses, which could significantly affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant.

Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.

Significant disruptions of information technology systems or security breaches could adversely affect our business.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including, among other things, trade secrets or other intellectual property, proprietary business information and personal information). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced elements of our operations to third parties, and as a result we manage a number of third-party vendors who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of third-party vendors with whom we contract, and the large amounts of confidential information stored on those systems, make such systems vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or to cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, malicious websites, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or lead to a data privacy or security breach.

Significant disruptions of our information technology systems, or those of our third-party vendors or business partners, or security breaches could adversely affect our business operations and/or result in the loss, misappropriation and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information, including, among other things, trade secrets or other intellectual property, proprietary business information and personal information, and could result in financial, legal, business and reputational harm to us. For example, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, require us to comply with federal and/or state breach notification laws and foreign law equivalents, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, including the imposition of significant fines, penalties, or other liability for any noncompliance with certain privacy and data security laws. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure and have adopted a business continuity plan to deal with a disruption to our information technology systems, there can be no assurance that such measures will prevent service interruptions or security breaches that could adversely affect our business. In addition, our liability insurance may not be sufficient in type or amount to cover us against costs of or claims related to security breaches, cyber-attacks or other related liabilities. A cybersecurity breach could adversely affect our reputation and could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenue, penalties and fines, or litigation.

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

Drug candidates interfering with the function of type 2 helper T cells, or Th2, the biological pathway for elarekibep, and thus anticipated to compete with elarekibep, include those that are being developed or commercialized by Sanofi/Regeneron (dupilumab), GSK (mepolizumab), Teva (reslizumab), AstraZeneca (benralizumab, IL-5Rα), Connect Biopharma (CBP-201) and Amgen/AstraZeneca (tezepelumab). Drug candidates interfering with CTGF, the biological pathway for PRS-220 and thus anticipated to compete with PRS-220 include those that are being developed by Fibrogen (pamrevlumab). Drugs targeting immunomodulatory targets and thus anticipated to compete with our partnered IO programs include those that are currently marketed by Bristol-Myers Squibb (ipilimumab and nivolumab), Merck & Co (pembrolizumab), Roche (atezolizumab), Merck Serono/Pfizer (avelumab) and AstraZeneca (durvalumab), among others and drug candidates being developed by Bristol-Myers Squibb (for example, urelumab), Pfizer (for example, utomilumab) and other clinical stage drug candidates. Additionally, a number of other companies, such as Amgen, Affimed, Macrogenics, Daiichi Sankyo, F-star, Inhibrx, Xencor, Immunocore and Zymeworks, also are pursuing multispecific or targeted approaches in oncology, and have therapies in development or already commercialized. For additional information about third-party drug candidates that could compete with the drug candidates in our pipeline, see “Business--Competition.”

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

Established pharmaceutical companies may invest heavily to accelerate discovery and development of or in-license novel compounds that could make our drug candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, EMA, MHRA or other regulatory approval, or discovering, developing and commercializing medicines before we do, which would have an adverse effect on our business and ability to achieve profitability from future sales of our approved drug candidates, if any. For additional information about our competitors, please see "Business--Competition."

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

In the future, we will continue seek to obtain appropriate insurance coverage with respect to any future clinical trials of our other drug candidates, but we may not be able to obtain the levels of coverage desired on acceptable terms, or at all. If we do secure product liability insurance, we may subsequently determine that additional amounts of coverage would be desirable at later stages of clinical development of our drug candidates or upon commencing commercialization of any drug candidate that obtains required approvals, but we may not be able to obtain such additional coverage amounts when needed on acceptable terms, or at all. Unless and until we obtain such insurance, we would be solely responsible for any product liability claims relating to our preclinical and clinical development activities. Further, even after any such insurance coverage is obtained, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by any insurance policies we may then have or that is in excess of the limits of our insurance coverage. We would be required to pay any amounts awarded by a court or negotiated in a settlement that exceed the coverage limitations or that are not covered by any product liability insurance we may obtain, and we may not have, or be able to obtain, sufficient capital to pay such amounts. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business, operations, and prospects.

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

In addition, our ability to manage our growth effectively will hinge upon our ability to expand, train, manage, and motivate our employees. As of December 31, 2022, we had 127 full-time employees and 17 permanent part-time employees. As our development and commercialization plans and strategies develop, these demands may also require the hiring of additional research, development, managerial, operational, sales, marketing, financial, accounting, legal, and other personnel.

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

We may not be able to complete acquisitions on favorable terms, if at all. If we do complete an acquisition, we cannot assure you that it will ultimately strengthen our competitive position or that it will be viewed positively by financial markets or investors. Furthermore, future acquisitions could pose numerous additional risks to our operations, including:

•	problems integrating the purchased business, products or technologies;
•	challenges in achieving strategic objectives, cost savings and other anticipated benefits;
•	increases to our expenses;
•	the assumption of significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying party;
•	inability to maintain relationships with key business partners of the acquired businesses;
•	diversion of management’s attention from their day-to-day responsibilities;
•	difficulty in maintaining controls, procedures and policies during the transition and integration;
•	entrance into marketplaces where we have no or limited prior experience and where competitors have stronger marketplace positions;
•	potential loss of key employees, particularly those of the acquired entity; and
•	that historical financial information may not be representative or indicative of our results as a combined company.

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

In connection with Brexit, the United Kingdom and the European Union entered into a trade agreement known as the Trade and Cooperation Agreement, which was provisionally applicable as of January 1, 2021 and was ratified by the European Parliament on May 1, 2021. This agreement is intended to govern the legal relationship between the European Union and the United Kingdom post-Brexit. Any disputes or breakdowns in implementation of the Trade and Cooperation Agreement or other Brexit-related arrangements negotiated by the United Kingdom and the European Union could, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the European Union, and result in increased legal and regulatory complexities as well as potential higher costs of conducting business in Europe. Given the lack of comparable precedent, it remains unclear what financial, trade and legal implications Brexit will have and how it will affect us.

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

Our business has been and could continue to be adversely affected by health epidemics in regions where we have our research and development operations, ongoing preclinical or clinical studies, contract research or manufacturing activities, collaboration partner activities or other business activities and could cause significant disruption in the operations of third-party manufacturers and contract research organizations upon which we rely. For example, the outbreak in late 2019 of the strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, evolved into a global pandemic that spread to most regions of the world and is still ongoing.

The COVID-19 pandemic, and its emerging variants have spread to most countries, including the United States and European and Asia-Pacific countries, and this includes countries in which we have planned or currently have active clinical trial sites. As a result we have and may continue to experience disruptions that could severely impact our business, clinical trials and pre-clinical studies, including:

•

An impact on various aspects of our planned or ongoing clinical trials. Actual and potentially continuing impacts of the COVID-19 pandemic on our various clinical trials include patient dosing and study monitoring, which have been and may continue to be paused or delayed due to changes in policies at various clinical sites, federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions, prioritization of healthcare resources toward pandemic efforts, including diminished attention of physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials, interruption or delays in the operations of the FDA, or other reasons related to the COVID-19 pandemic. As the pandemic continues, other aspects of our clinical trials have and may continue to be adversely affected, delayed or interrupted, including, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. It is unknown how long these pauses or disruptions could continue.

•

Our reliance on third parties to, among other things, manufacture and transport drug substance and drug product for our clinical trials, ship investigational drugs and clinical trial samples, perform quality testing and supply other goods and services to run our business. Third parties in our international supply chain for materials have and may continue to be adversely impacted by restrictions resulting from the COVID-19 pandemic, or other infectious diseases, including staffing shortages, production slowdowns or halts, and disruptions in delivery systems, which has and may continue to disrupt our supply chain, limiting our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations. For example, we or our partners currently rely on multiple CMOs to produce, package, and label some or all of the clinical supplies, including APIs, drug substances and finished drug products for the preclinical research and clinical trials, including the phase 2a study of elarekibep, phase 1/2 study for PRS-344/S095012 and the phase 1 study for PRS-220, and any tariffs, differing regulatory requirements and other restrictions on the free movement of goods between the United Kingdom and the European Union, or between other countries, as a result of the pandemic may have an adverse impact on this part of our supply chain. This could therefore negatively impact our clinical operations and, in particular, the advancement of our lead respiratory program, elarekibep which would adversely affect our business, our results of operations and financial condition.

•

Our request that most of our personnel in the United States, and some in Germany, work remotely, may negatively impact productivity, affect our ability to retain employees or disrupt, delay or otherwise adversely impact our business. In addition, this could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

•

Our employees and contractors conducting research and development activities who may not be able to access our laboratory for an extended period of time if they get sick and need to quarantine, or if we or governmental authorities potentially modify current restrictions. For example, during the first years of the pandemic, our lab operations experienced some impact due to our employees and contractors becoming sick and needing to quarantine at home. Although this only minimally affected our productivity, further restrictions limiting access to our laboratory for an extended period could delay timely completion of preclinical activities and initiation of additional clinical trials for our programs.

•

Health regulatory agencies globally may continue to experience disruptions in their operations as a result of the COVID-19 pandemic. The FDA and comparable foreign regulatory agencies may continue to have slower response times or be under-resourced to continue to monitor our clinical trials and, as a result, review, inspection and other timelines may be materially delayed. It is unknown how long these disruptions could continue. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates. For example, regulatory authorities may require that we not distribute a product candidate lot until the relevant agency authorizes its release. Such release authorization may be delayed as a result of the COVID-19 pandemic and could result in delays to our clinical trials.

•

The trading prices for our common stock and other biopharmaceutical companies have been highly volatile due to the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock or such sales may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.

The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic and its emerging variants on our business operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, the geographic spread of the disease, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and its emerging variants and the actions taken to contain coronavirus or address its impact in the short and long term, among others. We do not know the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems or the global economy. We will continue to monitor the situation closely.

Risks Related to the Discovery and Development of Our Drug Candidates

We are heavily dependent on the successful development of our drug candidates and programs and we cannot be certain that we will receive regulatory approvals or be able to successfully commercialize our products even if we receive regulatory approvals.

We currently have no products that are approved for commercial sale. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our respiratory programs, including elarekibep, our other partnered programs with AstraZeneca, our proprietary respiratory programs, including PRS-220 and PRS-400, as well as our other programs. In partnership with AstraZeneca, the phase 2a study for elarekibep is ongoing in multiple sites globally. In our proprietary PRS-220 program, we dosed the first patient in October 2022 for the phase 1 study. We are engaged in research and development activities with respect to a number of additional drug candidates and programs. All of our other drug candidates are in the discovery or early preclinical to IND-enabling stage. Accordingly, our business is currently substantially dependent on the successful development, clinical testing, regulatory approval and commercialization of elarekibep, PRS-220, and our other respiratory and IO programs, which may never occur.

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

Clinical testing of elarekibep and PRS-220, and certain other IO programs is ongoing, while clinical testing for other programs, including our other respiratory programs, has not yet commenced, and the results of any future clinical trials or preclinical studies of these programs, if unsuccessful, could lead to our abandonment of the development of those drug candidates. If studies of these drug candidates produce unsuccessful results and we are forced or elect to cease their development, our business and prospects could be substantially harmed.

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

Further, the majority of our development activities for each of our drug candidates, including our ongoing phase 1 study with PRS-220 in Australia, phase 2a study with elarekibep at multiple sites globally, and our anticipated future clinical trials, have been, are being or may in the future be conducted in whole or in part outside of the United States, including in Europe, Australia or Asia. We may also conduct some of our future development activities in other countries or regions. As a result, although those studies may meet the standards of applicable foreign regulatory bodies, the structure and design of those clinical trials and preclinical studies may not meet applicable FDA requirements and also may not meet the requirements of the applicable regulatory authorities in other foreign countries in which we desire to pursue marketing approval.

If the studies conducted by us or our partners or collaborators do not comply with applicable regulatory requirements or are otherwise not eligible for continued development in the United States or abroad, then we or our partners may be forced to conduct new studies in order to progress the development of our drug candidates. We, or our partners, may not have the funding or other resources to conduct or complete these additional studies, which would severely delay or prevent the development plans for these drug candidates and their commercialization. Any such deficiency and delay in the development of these drug candidates could significantly harm our business plans, product revenues and prospects.

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

A phase 2a study for elarekibep was initiated in 2021, a phase 1 study for PRS-220 was initiated in October 2022, a phase 1/2 study for PRS-344/S095012 was initiated in November 2021, and a phase 1 study for SGN-BB228 was initiated in January 2023. We or our partners may, however, experience delays in pursuing those or any other clinical trials, and any planned clinical trials may not begin on time, may require redesign, may not enroll sufficient healthy volunteers or patients in a timely manner and may not be completed on schedule, if at all.

Additional clinical trials may be delayed, suspended or prematurely terminated because costs are greater than we anticipate or for a variety of other reasons (which may be heightened as a result of the ongoing COVID-19 pandemic), such as:

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

•	inability, delay or failure in identifying and maintaining a sufficient number of trial sites, many of which may already be engaged in other clinical programs;
•	delay or failure in recruiting and enrolling suitable volunteers or patients to participate in a trial;
•	delay or failure in developing and validating companion diagnostics, if they are deemed necessary, on a timely basis;
•	failure of trial participants to complete a trial or return for post-treatment follow-up;
•	inability to monitor trial participants adequately during or after treatment;
•	clinical sites and investigators deviating from trial protocols, failing to conduct the trial in accordance with regulatory requirements or dropping out of a trial;
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

We rely and plan to continue to rely on CROs, CMOs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Although we have and expect that we will continue to have agreements in place with CROs and CMOs governing their contracted activities and conduct, we have limited influence over their actual performance. As a result, we ultimately do not and will not have control over a CRO’s or CMO’s compliance with the terms of any agreement it may have with us, its compliance with applicable regulatory requirements or its adherence to agreed-upon time schedules and deadlines, and a future CRO’s or CMO’s failure to perform those obligations could subject any of our clinical trials to delays or failure.

Further, we may also encounter delays if a clinical trial is suspended or terminated by us, by any IRB or ethics committee, by a Data Safety Monitoring Board, or DSMB, or by the FDA, EMA, MHRA, or other regulatory authority. A suspension or termination may occur due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, inspection of the clinical trial operations or trial site by the FDA, EMA, MHRA or other regulatory authorities, exposing participants to health risks caused by unforeseen safety issues or adverse side effects, development of previously unseen safety issues, failure to demonstrate a benefit from using a drug candidate or changes in governmental regulations or administrative actions. We cannot predict with any certainty the schedule for commencement or completion of any currently ongoing, planned or future clinical trials.

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

We may not be able to initiate or continue clinical trials for our drug candidates if we are unable to locate and enroll a sufficient number of research subjects to participate in these trials, including as a result of challenges posed by the ongoing COVID-19 pandemic. In particular, for some diseases and conditions we are or will be focusing on, our pool of suitable patients may be smaller and more selective and our ability to enroll a sufficient number of suitable patients may be limited or take longer than anticipated. In addition, some of our competitors have ongoing clinical trials for drug candidates that treat the same indications as our drug candidates, and volunteers or patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ drug candidates.

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

Our inability to enroll a sufficient number of participants for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our drug candidates, and we may not have or be able to obtain sufficient cash to fund such increased costs when needed, which could result in the further delay or termination of clinical trials.

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

Our drug candidates could fail to receive, or could be delayed in receiving, regulatory approval for many reasons, including any one or more of the following:

•	the FDA, EMA, MHRA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA, EMA, MHRA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA, MHRA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that a drug candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA, EMA, MHRA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our drug candidates may not be sufficient to support the submission of a BLA, MAA or other submission or to obtain regulatory approval in the United States or elsewhere;

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

•	the FDA, EMA, MHRA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing internally or with partners; and
•

the change of the medical standard of care or the approval policies or regulations of the FDA, EMA, MHRA or comparable foreign regulatory authorities may significantly change in a manner that renders our clinical data insufficient for approval.

The time and expense of the approval process, as well as the unpredictability of future clinical trial results and other contributing factors, may result in our failure to obtain regulatory approval to market, in one or more jurisdictions, elarekibep, PRS-220, our other respiratory programs, our discovery stage programs or any other drug candidates we are developing or may seek to develop in the future, which would significantly harm our business, results of operations and prospects. In such case, we may also not have the resources to conduct new clinical trials and/or we may determine that further clinical development of any such drug candidate is not justified and may discontinue any such programs.

In addition, even if we were to obtain regulatory approval in one or more jurisdictions, regulatory authorities may approve any of our drug candidates for fewer or more limited indications than we request, may not approve prices we may propose to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials (referred to as “conditional” or “accelerated” approval depending on the jurisdiction), or may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate or that includes significant warnings or contraindications. Any of the foregoing circumstances could materially harm the commercial prospects for our drug candidates.

Our failure to obtain marketing approval in jurisdictions other than the United States, the U.K. and Europe would prevent our product candidates from being marketed in these other jurisdictions. Any approval that we are granted for our product candidates in the United States, U.K. or Europe would not assure approval of product candidates in the other or in any other jurisdiction.

In order to market and sell our future products in jurisdictions other than the United States, United Kingdom or Europe, we or our third-party collaborators must obtain separate marketing approvals in that jurisdiction and comply with numerous and varying regulatory requirements. The review and approval procedures can vary drastically among jurisdictions, and each jurisdiction may impose different testing and other requirements to obtain and maintain marketing approval. Further, the time required to obtain those approvals, if any, may differ substantially among jurisdictions. In addition, some countries or regions outside the United States, the U.K. and Europe require approval of the sales price of a drug before it can be marketed in that country or region. In many countries, separate procedures must be followed to obtain reimbursement. Moreover, approval by the FDA, EMA, MHRA or an equivalent foreign authority does not ensure approval by regulatory authorities in any other countries or regions. As a result, the ability to market and sell a drug candidate in more than one jurisdiction can involve significant additional time, expense and effort, and would subject us and our collaborators to the numerous and varying post-approval requirements of each jurisdiction governing commercial sales, manufacturing, pricing and distribution of our drug candidates. We or any third parties with whom we may collaborate may not have the resources to pursue those approvals, and we or they may not be able to obtain any approvals that are pursued. The failure to obtain marketing approval for our drug candidates in foreign jurisdictions could severely limit their potential market and ability to generate revenue.

Our product candidates may cause undesirable side effects that could delay or prevent their marketing approval, limit their commercial potential, or result in significant negative consequences following marketing approval, if marketing approval is obtained.

Undesirable side effects caused by our product candidates could cause us or the FDA, EMA, MHRA or other regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other regulatory authorities of our product candidates. In the event that our clinical trials produce undesirable side effects, our trials could be suspended or terminated and the FDA, EMA or MHRA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. In addition to this, the product-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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
•

we may be required to create a medication guide outlining the risks of such side effects for distribution to patients, or we may be required to implement a REMS in the U.S. or a comparable risk mitigation plan in other jurisdictions to ensure that the benefits of the product outweigh the risks;

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

•	we may decide to recall or withdraw such product candidates from the marketplace after they are approved;
•	we could be sued and held liable for injury caused to individuals exposed to or taking our product candidates; and
•	our reputation may suffer.

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

In addition, we and our third-party contractors will be required to comply with cGCP for all of our drug candidates in clinical development. Regulatory authorities enforce cGCP through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of our contractors fail to comply with applicable cGCP, the clinical data generated in the applicable trial may be deemed unreliable and the FDA, EMA, MHRA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving a drug candidate for marketing, which we may not have sufficient cash or other resources to support and which would delay our ability to generate revenue from future sales of such drug candidate. Any agreements governing our relationships with CROs or other contractors with whom we currently engage or may engage in the future may provide those outside contractors with certain rights to terminate a clinical trial under specified circumstances. .

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

If our relationships with any third parties conducting our studies are terminated, we may be forced to seek an engagement with a substitute third party and may be unable to enter into arrangements with such third parties on commercially reasonable terms, or at all. Switching or adding third parties to conduct our studies involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines, or may result in the clinical trial not being completed. These difficulties may be exacerbated as a result of the COVID-19 pandemic. Although we carefully manage our relationships with third parties conducting our studies, we cannot assure you that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material and adverse effect on our business, financial condition and results of operations.

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

We have no experience in drug formulation or manufacturing. We do not currently have, nor do we plan to acquire, the infrastructure or capability internally, such as our own manufacturing facilities, to manufacture our preclinical and clinical drug supplies for our clinical trials and preclinical studies or commercial quantities of any drug candidates that may obtain regulatory approval. Therefore, we lack the resources and expertise to formulate or manufacture our own drug candidates. We have entered into agreements with CMOs for the clinical-stage manufacturing of certain drug candidates, including elarekibep, PRS-220, and PRS-344/S095012 as well as other drugs involved in our clinical trials and preclinical studies. We plan to enter into agreements with one or more manufacturers to manufacture, supply, store and distribute drug supplies for our current and future clinical trials and/or commercial sales, if any. We intend to establish or continue those relationships for the supply of our drug candidates; however, there can be no assurance that we will be able to retain those relationships on commercially reasonable terms, if at all. If we are unable to maintain those relationships, we could experience delays in our development efforts as we locate and qualify new CMOs. If any of our current drug candidates or any drug candidates we may develop or acquire in the future receives regulatory approval, we will rely on one or more CMOs to manufacture the commercial supply of such drugs.

Our reliance on a limited number of CMOs exposes us to the following risks:

•

We may be unable to identify manufacturers on acceptable terms, or at all, because the number of qualified potential manufacturers is limited. Following BLA approval, or its foreign equivalent, if successful, a change in the manufacturing site could require additional approval from the FDA, or the respective comparable foreign regulatory authorities. This approval would require new testing and compliance inspections.

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

•

Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and some state agencies to ensure strict compliance with cGMP regulations and other U.S. and corresponding foreign requirements. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

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

Any differences in interpretation or misunderstandings between us and other parties may result in substantial costs and delays with respect to the development, manufacturing or sale of Anticalin-based drugs, and may negatively impact our revenues and operating results. Product manufacturers may fail to produce the products at the quality or standard required or on the agreed timeline, and partners may fail to develop the drug candidates with the diligence or under the timeline or in the manner we anticipated, and results may differ from the terms upon which we had agreed. As a result, we may be unable to supply drugs of the quality or in the quantity demanded or required. We may suffer harm to our reputation in the market from missed development goals or deadlines and may be unable to capitalize upon market opportunities as a result. Resolution of these problems may entail costly and lengthy litigation or dispute resolution procedures. In addition, there is no guarantee that we will prevail in any such dispute or, if we do prevail, that any remedy we receive, whether legal or otherwise, will adequately redress the harm we have suffered. The delays and costs associated with such disputes may themselves harm our business and reputation and limit our ability to successfully compete in the market.

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

Our prospects, therefore, may depend to some extent upon our ability to attract and retain collaborative partners and to develop technologies and products that meet the requirements of current or prospective collaborative partners. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products, in particular with respect to our collaborations with AstraZeneca for the development of elarekibep, with Servier for the development of PRS-344/S095012, with Boston Pharmaceuticals for the development of PRS-342/BOS-342, with Seagen for the development of SGN-BB228 and other programs, and our other collaborations with Genentech. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely and reasonable manner. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new, amended or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacturing, marketing or sale of these products. In addition, our collaborative partners may have the right to guide strategy regarding prosecution of relevant patent applications, abandon research projects and/or terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed-upon research terms. By entering into such collaborations, we may forego opportunities to collaborate with other third parties who do not wish to be associated with our existing third-party strategic partners. In the event of termination of a collaboration agreement, termination negotiations may result in less than favorable terms.

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

Our current collaborators and future collaborators will have significant discretion in determining the effort and amount of resources that they dedicate to our collaborations. Our collaborators may determine not to proceed with clinical development or commercialization of a particular drug candidate for a number of reasons that are beyond our control, even under circumstances where we might have continued such a program, currently including elarekibep, PRS-342/BOS-342, SGN-BB228 and PRS-344/S095012. In addition, our rights to receive milestone payments and royalties from our collaborators will depend in part on our collaborators’ abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We may also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and, possibly, for commercial scale manufacture, distribution, marketing and sales. Our collaborators may not be successful in manufacturing our drug candidates or successfully commercializing them.

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

•	we do not control the conduct and communications of our collaborators, and, thus, we are subject to the risk that their actions may negatively impact our reputation and potentially harm our business;
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

Part of our strategy is to partner with, or out-license selective products to, other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. Our exclusive option agreement with ASKA Pharmaceuticals Co., Ltd., or ASKA, entered into on February 27, 2017, is an example of this strategy. In January 2020, following the phase 2a study we conducted, ASKA had an option to obtain an exclusive license to develop and commercialize PRS-080, our anemia drug, in Japan, South Korea and certain other Asian markets under the option agreement, which they did not exercise for strategic reasons. Exercising this option could have made us eligible to receive more than $80 million in combined option exercise fee and milestones associated with development and commercialization of PRS-080 in the first indication in Japan with further development milestones in additional indications from Japan and other countries within the ASKA territory. If our collaboration with other similar partners is not successful, our future revenues and business will be harmed.

We may not receive any further milestone, royalty or license payments under our current collaborations.

Although we have received upfront, milestone and other payments to date under our current drug development collaborations, we may not receive any royalty payments or additional license and milestone fees under such agreements. In general, our receipt of milestone, royalty or license payments depends on many factors, including whether our collaborators want and are able to continue to pursue potential drug candidates, intellectual property issues, the approval of biosimilars, unforeseen complications in the development or commercialization process, and the ultimate commercial success of the drugs.

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

If the FDA, EMA, MHRA or a comparable foreign regulatory authority approves any of our drug candidates, activities such as the manufacturing processes, labeling, packaging, distribution, adverse event, or AE, reporting, storage, advertising, promotion and record keeping for the products will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP. The FDA or a comparable foreign regulatory authority may also impose requirements for costly post-marketing nonclinical studies or clinical trials (often called “Phase 4 trials”) and post-marketing surveillance to monitor the safety or efficacy of the product. If we or a regulatory authority discover previously unknown problems with a product, such as AEs of unanticipated severity or frequency, production issues with the facility where the product is manufactured or processed, such as product contamination or significant non-compliance with applicable cGMPs, a regulator may impose restrictions on that product, the manufacturing facility or us. If we or our third-party providers, including our CMOs, fail to comply fully with applicable regulations, then we may be required to initiate a recall or withdrawal of our products.

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

In addition, regulatory authorities’ policies (such as those of the FDA, MHRA, or EMA) may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our drug candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are otherwise not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Non-compliance with European Union requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with the European Union requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our commercial success depends upon attaining and maintaining significant market acceptance of our drug candidates, if approved, among physicians, patients, third-party payors and other members of the medical community.

Even if we obtain regulatory approval for our drug candidates, the approved products may nonetheless fail to gain or maintain sufficient market acceptance among physicians, third-party payors, patients and other members of the medical community, which is critical to commercial success. If an approved product does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of any drug candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments or competitive products;
•

perceptions by the medical community, physicians and patients regarding the safety and effectiveness of our products and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the size of the market for such drug candidate, based on the size of the patient subsets that we are targeting, in the territories for which we gain regulatory approval and have commercial rights;
•	the safety of the drug candidate as demonstrated through broad commercial distribution;
•	the ability to offer our product candidates for sale at competitive prices;
•	the availability of competing drug products;
•	the availability of adequate reimbursement and pricing for our products from governmental health programs and other third-party payors;
•	relative convenience and ease of administration compared to alternative treatments;
•	the prevalence and severity of any side effects;
•	the adequacy of supply of our product candidates;
•	the timing of any such marketing approval in relation to other product approvals;
•	any restrictions on concomitant use of other medications;
•	support from patient advocacy groups; and
•	the effectiveness of sales, marketing and distribution efforts by us and our licensees, partners, and distributors, if any.

If our drug candidates are approved but fail to achieve an adequate level of acceptance by key market participants, we will not be able to generate significant revenues, and we may not become or remain profitable, which may require us to seek additional financing.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement for our product candidates may be affected by political, economic, legal and regulatory developments in the United States, the U.K., the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. These and other similar developments could significantly limit the degree of market acceptance of any product candidate of ours that receives marketing approval in the future.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale.

Our product candidates have never been manufactured on a commercial scale, and there are risks associated with scaling up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for elarekibep, PRS-220, PRS-344/S095012 or other product candidates that achieves our objectives for manufacturing capacity and cost of goods. Even if we could otherwise obtain regulatory approval for any product candidate, there is no assurance that our manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA, EMA, MHRA or other regulatory authorities, to produce it in sufficient quantities  to meet the requirements for the potential launch of the product or to meet potential future demand. If our manufacturers are unable to produce timely or sufficient quantities of the approved product for commercialization, our commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs and biologics, and coverage may be more limited than the purposes for which the drug is approved by the FDA, EMA, MHRA or comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by federal health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Most recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product-by-drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026 Centers for Medicare & Medicaid Services, or CMS, will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain biopharmaceutical products or additional pricing pressures

In some foreign countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can be a long and expensive process after the receipt of marketing approval for a drug candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our drug candidates to other available therapies in order to obtain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to successfully commercialize and achieve or sustain profitability for sales of any of our drug candidates that are approved for marketing in that country and our business could be adversely affected.

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

•

the U.S. Civil Monetary Penalties Law, or CMPL, authorizes the imposition of substantial civil money penalties and the possibility of exclusion against an individual or entity that engages in certain prohibited activities including but not limited to violations of the AKS, knowing submission of a false or fraudulent claim, employment of an excluded individual, and the provision or offer of anything of value to a Medicare or Medicaid beneficiary that the transferring party knows or should know is likely to influence beneficiary selection of a particular provider for which payment may be made in whole or part by a federal health care program, commonly known as the Beneficiary Inducement CMP;

•

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
•

the U.S. federal physician payment transparency requirements, sometimes referred to as the Sunshine Act, which requires, among other things, manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to track and annually report to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value made to U.S.-licensed physicians (defined broadly to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain advanced non-physician health care practitioners (such as physician assistants) and teaching hospitals. Manufacturers are also required to report certain ownership and investment interests held by physicians and their immediate family members. The law carries penalties of up to $1.15 million per year for violations, depending on the circumstances, and payments reported also have the potential to draw scrutiny on payments to and relationships with physicians, which may have implications under the AKS and other healthcare laws;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable health care and information laws and regulations will involve substantial costs. If the FDA or a comparable foreign regulatory authority approves any of our product candidates, we will be subject to an expanded number of these laws and regulations and will need to expend resources to develop and implement policies and processes to promote ongoing compliance. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations, resulting in government enforcement actions.

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

We and TUM initiated discussions in the second quarter of 2018, and are in the process of negotiating an amendment to our license agreement, to clarify, expand and restructure the TUM License, including the parties’ obligations under such license agreement. The contemplated amendment relates to revised commercial terms. We recorded the probable expected impact of the amendment in research and development expense in 2019, although the final expense could be different than what we currently have recorded. These discussions may also lead to an increase in our collaborative research activities with TUM.

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

In addition to the TUM License and the Kelun Agreement, we have other in-license agreements and may seek to enter into additional agreements with other third parties in the future granting similar license rights with respect to other potential drug candidates. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of the TUM License, the Kelun Agreement or any future license agreement we may enter on which our business or drug candidates are dependent, TUM, Kelun or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain drug candidates, including, with respect to the TUM License and Kelun Agreement, our Anticalin-based drug therapies. Under the TUM License, we can terminate the licenses to any or all licensed patents upon specified advance notice to TUM. TUM may terminate the license provisions of the agreement only for cause. Termination of the TUM License does not terminate our rights in patents assigned to us but would terminate our rights to patents licensed to us under the agreement. The loss of the rights licensed to us under our license agreement with TUM or Kelun Agreement, or any future license agreement that we may enter granting us rights on which our business or drug candidates are dependent, would eliminate our ability to further develop the applicable drug candidates and may materially harm our business, prospects, financial condition and results of operations.

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

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our discovery platform and drug development processes that involve proprietary know-how, information or technology that is not covered by patents or not amenable to patent protection. Although we require all of our employees and certain consultants, third parties and advisors to assign inventions to us, they may refuse to assign the inventions which could create delay or risk assignment of inventions. We also require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, our trade secrets and other proprietary information may be disclosed or competitors may otherwise gain access to such information or independently develop or reverse engineer substantially equivalent information. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant difficulty in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the trade secrets and other intellectual property related to our technologies to third parties, we may not be able to establish or maintain the competitive advantage that we believe is provided by such intellectual property, adversely affecting our market position and business and operational results.

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

In addition, under the European Union regulation on classification, labeling and packaging of substances and mixtures, and under other regulations in the United States or other countries related to the clinical development of our drug candidates (including, for example, submissions to regulatory authorities such as the FDA and EMA as well as submissions related to obtaining a non-proprietary, or INN and USAN, name for our clinical drug candidates to the World Health Organization, and United States Adopted Name Council, or the USAN Council), we may be required to publicly disclose the composition of our proprietary products or substances, which may facilitate infringement or avoidance of our intellectual property by third parties and may potentially reduce the margin we are able to charge for our products by allowing competitors to more accurately determine our production costs. Future development of these regulations may have a further negative impact on our revenues and a substantial negative impact on our business.

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

The loss of the services of any of our executive officers, in particular Mr. Yoder, or other key employees, and our inability to find suitable replacements, could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior and mid-level managers as well as junior and mid-level scientific and medical personnel.

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

•

for companies with more than 10 full-time employees, the German Termination Protection Act generally restricts termination of employment if the employee has been employed for more than six months, wherein the employee may be terminated only for a particular reason, including certain behavioral or personal reasons relating to the employee or certain developments relating to the business of the employer, such as a business restructuring which reduces the number of employee positions;

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

Our employees, independent contractors, principal investigators, CROs, consultants, or vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause our business to suffer.

We are exposed to the risk that our employees, independent contractors, principal investigators, contract research organizations, or CROs, consultants, or vendors may engage in fraudulent or other illegal activity. Misconduct by any of these parties could include intentional, reckless, and/or negligent conduct that may include failures to comply with FDA, MHRA, EMA or other foreign jurisdiction regulations, provide accurate information to the FDA, MHRA, EMA or their comparable foreign equivalents, comply with manufacturing standards we have established, comply with federal, state and international healthcare fraud and abuse laws and regulations as they may become applicable to our operations, report financial information or data accurately or disclose unauthorized activities to us. Employee and other third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions and procedures we currently take or may establish in the future as our operations and employee and third-party base expand to detect and prevent this type of activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished potential profits and future earnings, and curtailment of our operations.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2022, a total of 74,519,103 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

As of December 31, 2022, there were 4,314,513 shares reserved for future issuance under our equity compensation plans, and 13,773,366 shares reserved for issuance upon the exercise of outstanding equity awards. Pursuant to our 2018 Employee Stock Purchase Plan, we are authorized to sell 500,000 shares to our employees. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of current or future collaborators or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies.

This risk is especially relevant to us because biopharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, it could result in substantial costs incurred defending the lawsuit and diversion of the time, attention and resources of our Board of Directors and management, which could significantly harm our profitability and reputation.

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

Our Amended and Restated Articles of Incorporation eliminate, to the furthest extent permitted under Nevada law, the personal liability of our directors and officers to us, our stockholders and creditors for damages as a result of any act or failure to act in his or her capacity as a director or officer. Further, our Amended and Restated Articles of Incorporation, our Amended and Restated Bylaws and individual indemnification agreements that we have entered with each of our directors and officers provide that we are obligated to indemnify, subject to certain exceptions, each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, to advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for such damages, even if such actions might otherwise benefit our stockholders.

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

Since we are no longer an “emerging growth company” as defined in the JOBS Act, we are no longer able to take advantage of certain exemptions from various reporting requirements that were previously available to us, but which were not available to other public companies that are not emerging growth companies. Accordingly, we are now required to comply with increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, we will incur greater expenses associated with such reporting requirements. These expenses would further increase if we ceased to be a “smaller reporting company.”

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

We previously leased 3,950 square feet of office space in Boston, Massachusetts under a sublease, or the Sublease, that housed our executive offices, clinical operations and other operational functions. The Sublease expired on December 31, 2022. Our corporate headquarters continue to be located in Boston, Massachusetts, but we now generally conduct our operational functions remotely.

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

Stockholders

As of March 23, 2023, there were 36 and 4 stockholders of record of our common stock and preferred stock, respectively. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

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

Overview

We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Our clinical pipeline includes elarekibep, formerly referred to as PRS-060/AZD1402, an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, PRS-220, an inhaled CTGF antagonist to treat IPF and other forms for fibrotic lung disease, an immuno-oncology, or IO, bispecific PRS-344/S095012 targeting PD-L1 and 4-1BB. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. In particular, we have alliances with AstraZeneca and Genentech to treat respiratory diseases, with Genentech also in ophthalmology and with Servier, Seagen, and Boston Pharmaceuticals in IO. Our discovery and development programs are in varying stages and include:

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

◦

The phase 2a asthma study is ongoing at multiple sites globally. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of elarekibep that will evaluate elarekibep at up to three dose levels using a dry powder formulation administered twice daily. In part 1a (1 mg and 3 mg dose safety) of the study, 31 asthma patients, controlled on standard of care (medium dose inhaled corticosteroids, or ICS, with long-acting beta agonists, or LABA), received elarekibep twice daily over four weeks to establish the safety profile and pharmacokinetics of the dry powder formulation of elarekibep. A safety review following completion of part 1a included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second, or FEV1. Following the safety review, AstraZeneca began enrollment of part 2a (1 mg and 3 mg dose efficacy) of the study to evaluate efficacy, safety, and pharmacokinetics of elarekibep administered twice daily to asthma patients, uncontrolled on medium dose ICS with LABA, that have a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb in the 1 mg and 3 mg arms and a placebo arm. Following a four-week run-in period, patients will be dosed and monitored over four weeks. FEV1 improvement at four weeks compared to placebo will be the primary endpoint in this portion of the study. Also following the safety review, AstraZeneca initiated part 1b of the study to evaluate the safety of the 10 mg dose in asthma patients controlled on standard of care who will receive elarekibep twice daily over four weeks, and part 1b has now completed enrollment. In the second quarter of 2022, AstraZeneca conducted a reforecast of the study, which has taken into account the global challenges of recruiting for respiratory clinical trials caused by the continued impact of the COVID-19 pandemic, and has broadened enrollment criteria in part 2 (previously referenced as part 2a) of the study to facilitate recruitment of the study. AstraZeneca also now plans to focus part 2 on the 3 mg cohort for the efficacy readout and plans to stop enrollment for the 1 mg cohort. AstraZeneca no longer plans to enroll the 10 mg cohort for the efficacy readout (previously referenced as part 2b).

Topline data from part 2 of this study are expected to be reported by the middle of 2024.

◦	Upon receipt of the topline data and notice from AstraZeneca, including a product development plan and budget, we will have 30 days to opt into co-development of the program with AstraZeneca at one of two levels, neither of which includes an option exercise fee. If we do not choose to participate in co-development, we would still be entitled to sales royalties from single-digit up to the mid-teens, plus the potential for more than $1 billion in sales milestones. At the first opt-in level, we would be responsible for 25% of the cost-share through regulatory approval with a predetermined cost cap. At this level, for the lifetime of this product, we would receive sales royalties from single-digit up to the high teens, plus the potential for multi-billion dollar sales milestones. The second opt-in level would be at a 50% cost share without a cost cap which, instead of sales royalties and milestones, would result in a gross margin share in the mid-twenty percent range for the lifetime of the product. We also have a separate option to co-commercialize elarekibep with AstraZeneca in the United States independent of the co-development opt-in decision.

•	There are currently two discovery-stage programs included in the AstraZeneca alliance beyond elarekibep, the targets and disease areas of which are undisclosed. Pieris retains co-development and U.S. co-commercialization options for the two discovery-stage programs.

•	Our lead fully proprietary respiratory asset, PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and other forms of fibrotic lung disease. CTGF, a matricellular protein, is a driver of fibrotic tissue remodeling and the protein has been found over-expressed in lung tissue from patients suffering from IPF. Clinical data from a phase 2 study with pamrevlumab conducted by Fibrogen indicated that inhibition of CTGF reduced the decline in lung function in patients, thus demonstrating clinical proof of concept for this target.

◦	In 2021, we received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the PRS-220 program.

◦	We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021 demonstrating a more potent and durable target engagement profile compared to a clinical-stage, systemically delivered anti-CTGF antibody benchmark. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the systemically delivered antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the systemically administered antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice.

◦	We are conducting a phase 1 study of PRS-220 in healthy volunteers in Australia. The study is a randomized, two-part, blinded, placebo-controlled study, designed to assess the safety, tolerability, pharmacokinetics, and immunogenicity of single and multiple ascending doses of PRS-220 when administered by oral inhalation to healthy subjects. We expect to report the outcome of the study later this year.

•	In May 2021, we also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. We are currently conducting joint discovery activities in each of the two committed programs.

•	PRS-400 is a fully proprietary Anticalin protein targeting Jagged-1 and is being developed as a local treatment for muco-obstructive lung diseases. Jagged-1 is one of five cell surface ligands interacting with Notch receptors. It has been demonstrated that Jagged-1/Notch signaling drives secretory cell trans-differentiation in the airways and that blocking Jagged-1/Notch signaling reduces secretory cell number, mucin expression and mucus plugging in vivo. In August 2022, we presented preclinical data at the European Respiratory Society International Congress 2022 indicating that candidate molecules inhibit Jagged-1-induced Notch 2 signaling in a dose-dependent manner and also demonstrate that PRS-400 reduces mucin expression ex vivo. Additionally, PRS-400 was found in vivo to reduce mucin gene expression and goblet cells in mice with IL-13-induced airway inflammation. These findings suggest that PRS-400 represents a promising opportunity to address muco-obstructive respiratory diseases locally with an attractive therapeutic index.

•	Cinrebafusp alfa is a bispecific Mabcalin compound comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. Cinrebafusp alfa is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first 4-1BB bispecific T cell co-stimulatory agonist to enter clinical development.

◦	In July 2022, we received fast track designation from FDA for cinrebafusp alfa. In August 2022, we announced the decision to cease further enrollment in the two-arm, multicenter, open-label phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in phase 1 studies, including single agent activity in a monotherapy setting, and in the phase 2 study in HER2-expressing gastric cancer, giving the Company confidence in its broader 4-1BB franchise.

•	PRS-344/S095012 is a bispecific Mabcalin protein compound comprising a PD-L1-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. PRS-344/S095012 is being developed as part of our IO collaboration with Servier.

◦	The first patient in phase 1/2 study of PRS-344/S095012 was dosed in November 2021 and the study is being conducted in multiple countries, including the United States.

◦	The first-in-human phase 1/2 multicenter open-label dose escalation study is designed to determine the safety and preliminary activity of PRS-344/S095012 in patients with advanced and/or metastatic solid tumors. We plan to present the escalation data at a medical meeting in 2023.

◦	Pieris and Servier presented preclinical data and the phase 1/2 study design at the American Association for Cancer Research, or AACR, medical meeting in April 2022.

◦	We expect to initiate the expansion cohorts in a select number of jointly vetted indications later this year.

•	Our IO portfolio also includes additional drug candidates beyond PRS-344/S095012 that are multi-specific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics. Other IO drug candidates are being developed as part of our collaborations with Servier, Seagen, and Boston Pharmaceuticals.

◦	We have already handed one of the programs in the Seagen collaboration, SGN-BB228 (also referenced as PRS-346), a CD228 x 4-1BB bispecific antibody-Anticalin compound, over to Seagen, who is responsible for further advancement and funding of the asset. In January 2023, the first patient was dosed in a Seagen-sponsored phase 1 study of SGN-BB228, upon which we achieved a $5.0 million milestone. Seagen presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting in November 2022. The program is one of three programs in the Seagen alliance, and we believe the previous achievement of a key development milestone for this program validates our approach and leadership in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. During the third quarter of 2021, we initiated the second program, and during the fourth quarter of 2022, we initiated the third program within the collaboration with Seagen. We retain a co-promotion option for one program in the Seagen collaboration in the United States.

◦	PRS-342/BOS-342 is a 4-1BB/GPC3 bispecific Mabcalin compound that we have exclusively licensed to Boston Pharmaceuticals. Boston Pharmaceuticals continues to advance PRS-342/BOS-342 towards the clinic, with phase 1 expected in the coming months.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the years ended December 31, 2022 and 2021, we reported net losses of $33.3 million and $45.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $290.4 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the fiscal years ended December 31, 2022 and 2021 were from license and collaboration agreements with our partners.

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

The revenues from AstraZeneca, Servier, Seagen, Genentech and Boston Pharmaceuticals have been comprised primarily of upfront payments, research and development services and milestone payments. For additional information about our revenue recognition policy, see “Note 2-Summary of Significant Accounting Policies”.

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable, and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the following programs: our lead respiratory program, elarekibep, our proprietary respiratory programs, PRS-220 and PRS-400, and our partnered IO programs, including PRS-344/S095012. These programs consume a large proportion of our current, as well as projected, resources.

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

Results of Operations

Comparison of Years Ended December 31, 2022 and December 31, 2021

The following table sets forth our revenues and operating expenses for the fiscal years ended December 31, 2022 and 2021 (in thousands):

	Years ended December 31,
	2022	2021
Revenues	$25,902	$31,418

Research and development expenses	52,982	66,656
General and administrative expenses	16,394	16,593
Total operating expenses	69,376	83,249

Interest income	721	4
Grant income	8,173	3,685
Other (expense) income , net	1,303	2,404
Loss before income taxes	(33,277)	(45,738)
Benefit for income tax	—	—
Net loss	$(33,277)	$(45,738)

Revenues

The following table provides a comparison of revenues for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Increase/(Decrease)
Customer revenue	$25,469	$27,940	$(2,471)
Collaboration revenue	433	3,478	(3,045)
Total Revenue	$25,902	$31,418	(5,516)

•	The $2.5 million decrease in customer revenue for the year ended December 31, 2022 compared to the year ended December 31, 2021 is driven by the following:
◦

Current year revenue recorded due to the discontinuation of two early-stage programs under the AstraZeneca collaboration (approximately $9.2 million), completion of the performance obligation related to the material right for PRS-352 (approximately $4.9 million), milestone revenue recorded under the Seagen collaboration ($5.0 million) and completion of the performance obligation related to the expiration of the target swap for the second program under the Seagen collaboration (approximately $1.5 million) as well as program progress on the Seagen and Genentech collaborations.

◦

Prior year revenue was slightly higher and primarily consisted of a phase 2a milestone ($13.0 million) recognized for elarekibep under the AstraZeneca collaboration along with higher reimbursable costs incurred on this program, revenue recognized under the Boston Pharmaceuticals collaboration ($5.7 million) and higher reimbursable costs for phase 1 preparation activities due from Servier. .

•

Collaboration revenue decreased by $3.0 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease relates to an updated estimate of project completion for PRS-344/S095012 under the Servier collaboration, leading to lower revenue recognized in the current period along with increased activities managed by Servier for the phase 1 study which offset our revenue generating activities.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Increase/(Decrease)
Respiratory	$12,845	$17,158	$(4,313)
Immuno-oncology	13,743	23,210	(9,467)
Other R&D activities	26,394	26,288	106
Total	$52,982	$66,656	(13,674)

•

The $9.5 million decrease in our immuno-oncology program spending period-over-period is due primarily to a decrease in overall costs for cinrebafusp alfa as the program was stopped during 2022, decreased manufacturing costs for PRS-344/S095012, and lower license fees given transactions that occurred in 2021, partially offset by higher clinical costs for PRS-344/S095012 and slightly higher pre-clinical costs for discovery stage programs.

•

The $4.3 million decrease for our respiratory program spending period-over-period is due to lower program costs for elarekibep as there was limited phase 1 clinical activities to complete in 2022 along with some phase 2 manufacturing costs both of which were fully reimbursed by AstraZeneca, lower manufacturing costs for PRS-220, and lower license fees given amendments to the AstraZeneca collaboration that occurred in 2021, all partially offset by higher clinical costs for PRS-220 and higher pre-clinical and consumable costs for PRS-400.

•

The $0.1 million increase in other research and development activities expenses is due primarily to higher personnel costs due to higher average headcount along with an increase in travel expenses, both partially offset by lower overall license fees, lower external consulting expenses, and lower general lab supply costs.

General and Administrative Expenses

General and administrative expenses were $16.4 million for the year ended December 31, 2022 as compared to $16.6 million for the year ended December 31, 2021. The slight period-over-period decrease was driven primarily by lower personnel costs, facilities and IT costs, and audit and tax costs, partially offset by higher amortization of deferred costs related to costs to obtain a contract, business development and travel costs.

Other income (expense), net

Our other income was $10.2 million for the year ended December 31, 2022 as compared to a other expense of $6.1 million for the year ended December 31, 2021. This period over period increase was primarily due to a full year of grant income recorded for PRS-220 in the current period as compared to a partial year in the same period in the prior year, interest income on investments in the current year as well as a strengthening US dollar for the majority of the current year, partially offset by higher foreign exchange realized losses in the current year as compared to the same period in the prior year.

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

Through December 31, 2022, we have funded our operations with $521.5 million of cash that has been obtained from the following main sources: $283.2 million from sales of equity; $217.7 million in total upfront and milestone payments received under license and collaboration agreements and $20.6 million from government grants.

As of December 31, 2022, we had a total of $59.2 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the years ended December 31, 2022 and 2021, respectively, and have a total accumulated deficit of $290.4 million as of December 31, 2022. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for at least the next several years.

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2022 and 2021 respectively (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(59,932)	$(7,660)
Net cash used in investing activities	(21,236)	(949)
Net cash provided by financing activities	7,214	59,127

Net cash used in operating activities for the year ended December 31, 2022 and 2021 was $59.9 million and $7.7 million, respectively. Cash used in the current period is impacted by lower deferred revenue, primarily driven by higher revenue recognized for AstraZeneca, Servier and Seagen out of the deferred balance, lower accounts payable and accrued expenses and higher accounts receivable and prepaid expenses. This compares to the impact of higher deferred revenue, primarily driven by the new collaboration agreements with Boston Pharmaceuticals and Genentech and higher accounts payable and accrued expenses, offset partially by higher accounts receivables and prepaid expenses in the prior period.

The change in net cash used in investing activities for the year ended December 31, 2022 compared to net cash used in investing activities in 2021 is solely attributable to the impact of net investments changes (purchase of investments as a result of rising interest rates in 2022) for which there is no activity in the comparable prior year period.

Financing activities for the year ended December 31, 2022 and 2021 provided cash of $7.2 million and $59.1 million, respectively. The decrease in 2022 compared to 2021 is driven by equity investments from both Seagen and AstraZeneca, higher sales activity under our ATM programs and higher proceeds received from warrant and option exercises in the prior period compared to more limited ATM sales activity and warrant and option exercises in 2022 given the overall lower stock price.

In August 2019, we entered into a sales agreement pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million through an “at the market offering” program, or the 2019 ATM Program, under a shelf registration statement on Form S-3 (File No. 333-226725). In August 2021, the 2019 ATM Program expired. In August 2021, we established a second ATM offering program, or the 2021 ATM Program, under the existing sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the 2021 ATM Program, as amended, the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The 2021 ATM Program, as amended, is offered under a shelf registration statement on Form S-3 (File No. 333-258497) that was filed with and declared effective by the SEC in August 2021. For the year ended December 31, 2022, we sold 2.1 million shares for gross proceeds of $7.2 million under the ATM program at an average stock price of $3.46. For the year ended December 31, 2021, we sold 8.2 million shares for gross proceeds of $39.7 million under both ATM programs at an average stock price of $4.85.

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

In addition, any unfavorable development or delay in the progress of our core clinical-stage programs, including elarekibep, could have a material adverse impact on our ability to raise additional capital. We would need to raise additional capital over the next year to continue our current level of research and development activities across all of our active programs, as well as to maintain the general and administrative functions to support such activities. Without access to additional capital or management making decisions to reduce spending, these conditions raise substantial doubt about our ability to continue as a going concern.

We plan to raise additional capital to fulfill our operating and capital requirements through public or private equity financings, utilization of our current “at the market offering” program, or ATM Program, strategic collaborations, licensing arrangements, government grants and/or the achievement of milestones under our collaborative agreements. The funding requirements of our operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue these funding plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. Until such time that we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships, licensing arrangements and government grants. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.

If we are unable to obtain additional funding on acceptable terms when needed, we will defer or limit a substantial portion of our research, development and clinical projects, reduce discretionary expenditures and other fixed or variable personnel costs to alleviate the substantial doubt as to our ability to continue as a going concern. Our budget and operating plan for 2023, approved by the Board, does not include such discretionary costs, and management is prepared to gate future investments on PRS-220 and PRS-400, including certain Phase 2-readiness activities for PRS-220 and IND-enabling activities for PRS-400, in the interest of achieving our top priority, namely, obtaining data from the elarekibep Phase 2a study in asthma. On the basis of our approved budget and actions within management’s control, we believe that our currently available funds will be sufficient to fund our remaining limited operations through at least the next 12 months from the issuance of this Annual Report on Form 10-K. Our belief with respect to our ability to fund operations is based on estimates that are subject to risks and uncertainties.

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

Our policy is to classify interest and penalties related to unrecognized tax benefits as income tax expense

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

As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

•

An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including without limitation exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures,

•

An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,

•

An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and

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

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2022. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of December 31, 2022, our disclosure controls and procedures and internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fourth quarter of 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2022.

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

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
2.1	Acquisition Agreement, dated as of December 17, 2014, by and among the Registrant, Pieris AG and the former stockholders of Pieris AG named therein		Form 8-K (Exhibit 2.1)	December 18, 2014	333-190728
3.1	Amended and Restated Articles of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	December 18, 2014	333-190728
3.2	Certificate of Designation of Series A Convertible Preferred Stock		Form 10-Q (Exhibit 3.1)	August 11, 2016	001-37471
3.3	Certificate of Designation of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	February 4, 2019	001-37471
3.4	Certificate of Designation of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	November 4, 2019	001-37471
3.5	Certificate of Designation of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	April 6, 2020	001-37471
3.6	Certificate of Designation of Series E Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	May 21, 2021	001-37471
3.7	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	December 18, 2014	333-190728
3.8	Amendment to the Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	September 3, 2019	001-37471
4.1	Form of Common Stock certificate		Form 8-K (Exhibit 4.1)	December 18, 2014	333-190728
4.2	Form of Common Stock certificate		Form 10-K (Exhibit 4.2)	March 23, 2016	001-37471
4.3	Description of Registered Securities		Form 10-K (Exhibit 4.3)	March 13, 2020	001-37471
10.1	2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	December 18, 2014	333-190728
10.2	Form of Stock Option Award Agreement under the Registrant’s 2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.2)	December 18, 2014	333-190728
10.3	2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 1, 2016	001-37471
10.4	Form of Stock Option Award Agreement under the Registrant’s 2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 10-K (Exhibit 10.4)	March 30, 2017	001-37471
10.5	2018 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 26, 2018	001-37471

10.6	Form of Stock Option Award Agreement under the Registrant’s 2018 Employee, Director and Consultant Equity Incentive Plan	#	Form S-8 (Exhibit 10.2)	August 9, 2018	333-226733
10.7	Form of Stock Option Award Agreement under the Registrant’s 2020 Employee, Director and Consultant Equity Incentive Plan	#	Form S-8 (Exhibit 10.2)	August 5, 2021	333-258502
10.8	2018 Employee Stock Purchase Plan	#	Form 8-K (Exhibit 10.2)	July 26, 2018	001-37471
10.9	2019 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 31, 2019	001-37471
10.10	2020 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	June 29, 2020	001-37471
10.11	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	#	Form 8-K (Exhibit 10.1)	June 29, 2021	001-37471
10.12	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	#	Form 8-K (Exhibit 10.1)	June 27, 2022	001-37471
10.13	Research and Licensing Agreement by and between Pieris AG and Technische Universität München, dated as of July 26, 2007	+	Form 10-K (Exhibit 10.10)	March 30, 2015	333-190728
10.14	Collaboration Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017	+	Form 10-K/A (Exhibit 10.15)	April 26, 2018	001-37471
10.15

Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017

		+	Form 10-K/A (Exhibit 10.16)	April 26, 2018	001-37471
10.16

First Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of June 16, 2017

		+	Form 10-Q/A (Exhibit 10.4)	April 26, 2018	001-37471
10.17

Letter Amendment to the License and Collaboration Agreement by and between Les Laboratoires Servier, Institut de Recherches Internationales Servier, Pieris Pharmaceuticals, Inc. and Pieris Pharmaceuticals GmbH, effective as of January 3, 2020

		+	Form 10-K (Exhibit 10.16)	March 13, 2020	001-37471

10.18	License & Collaboration Agreement by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH & Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017	+	Form 10-Q/A (Exhibit 10.1)	April 26, 2018	001-37471
10.19	Amendment No. 2, dated March 29, 2021, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.4)	May 17, 2021	001-37471
10.20	Amendment No. 3, dated June 9, 2022, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.2)	August 4, 2022	001-37471
10.21	Amendment No. 4, dated June 30, 2022, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.3)	August 4, 2022	001-37471
10.22	Amendment No. 5, dated August 1, 2022, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.2)	November 4, 2022	001-37471
10.23

Non-Exclusive Anticalin® Platform Technology License Agreement, by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH and Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017

		+	Form 10-Q/A (Exhibit 10.2)	April 26, 2018	001-37471
10.24	Amendment No. 1, dated March 29, 2021, to the Non-Exclusive Anticalin® Platform Technology License Agreement, dated May 2, 2017, by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.5)	May 17, 2021	001-37471
10.25	Subscription Agreement, dated March 29, 2021, by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.6)	May 17, 2021	001-37471
10.26	License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated February 8, 2018	+	Form 10-Q (Exhibit 10.1)	May 10, 2018	001-37471
10.27	Amendment No. 1 to License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.2)	August 10, 2020	001-37471
10.28	Amended and Restated License and Collaboration Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.1)	May 17, 2021	001-37471
10.29	Subscription Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.3)	May 17, 2021	001-37471
10.30	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated February 8, 2018	+	Form 10-Q (Exhibit 10.2)	May 10, 2018	001-37471
10.31	Amendment No. 1 to Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.3)	August 10, 2020	001-37471
10.32	Exclusive Product License Agreement, dated April 24, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and BP Asset XII, Inc.		Form 10-Q (Exhibit 10.1)	August 5, 2021	001-37471

10.33	Research Collaboration and License Agreement, dated May 19, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and Genentech, Inc.		Form 10-Q (Exhibit 10.3)	August 5, 2021	001-37471
10.34	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers	#	Form 8-K (Exhibit 10.10)	December 18, 2014	333-190728
10.35	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.15)	December 18, 2014	333-190728
10.36	Employment Agreement by and between the Registrant and Ahmed Mousa, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.1)	November 2, 2021	001-37471
10.37	Employment Agreement by and between the Registrant and Tom Bures, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.2)	November 2, 2021	001-37471
10.38	Non-Employee Director Compensation Policy, as amended	*#
10.39	Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated October 24, 2018		Form 10-K (Exhibit 10.30)	March 18, 2019	001-37471
10.40	Amendment No. 1 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated May 21, 2019 (English translation)		Form 10-K (Exhibit 10.31)	March 13, 2020	001-37471
10.41	Amendment No. 2 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated February 13, 2020 (English translation)		Form 10-K (Exhibit 10.32)	March 13, 2020	001-37471
10.42	Form of Securities Purchase Agreement, dated December 17, 2014, by and among the Registrant and the Purchasers		Form 8-K (Exhibit 10.1)	December 23, 2014	333-190728
10.43	Form of Registration Rights Agreement, dated December 17, 2014, by and among the Registrant and the investors party thereto		Form 8-K (Exhibit 10.2)	December 23, 2014	333-190728
10.44	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by the Registrant		Form 8-K (Exhibit 10.3)	December 23, 2014	333-190728
10.45	Securities Purchase Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.1)	June 6, 2016	001-37471
10.46	Registration Rights Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.3)	June 6, 2016	001-37471
10.47	Form of Warrant to purchase Common Stock, dated June 2, 2016, issued by the Registrant		Form 8-K (Exhibit 10.2)	June 6, 2016	001-37471

10.48	Securities Purchase Agreement, dated November 2, 2019, by and among the Company and the Investors named therein		Form 8-K (Exhibit 10.1)	November 4, 2019	001-37471
10.49	Registration Rights Agreement, dated November 2, 2019, by and among the Company and the Investors named therein		Form 8-K (Exhibit 10.3)	November 4, 2019	001-37471
10.50	Form of Warrant to purchase Common Stock, dated November 2, 2019, issued by the Registrant		Form 8-K (Exhibit 10.2)	November 4, 2019	001-37471
10.51	Exchange Agreement, dated January 30, 2019, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.		Form 8-K (Exhibit 10.1)	February 4, 2019	001-37471
10.52	Exchange Agreement, dated March 31, 2020, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.		Form 8-K (Exhibit 10.1)	April 6, 2020	001-37471
10.53

Exchange Agreement by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., and MSI BVF SPV, L.L.C., dated as of May 20, 2021

			Form 8-K (Exhibit 10.1)	May 21, 2021	001-37471
10.54	Open Market Sale Agreement, dated as of August 9, 2019, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC		Form 10-Q (Exhibit 10.1)	August 9, 2019	001-37471
10.55	Amendment No. 1 to Sales Agreement, dated November 4, 2022, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC		Form 8-K (Exhibit 1.1)	November 4, 2022	001-37471
10.56	Managing Director Services Agreement by and between Pieris Pharmaceuticals GmbH and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.2)	November 12, 2019	001-37471
10.57	Non-Qualified Stock Option Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.3)	November 12, 2019	001-37471
10.58	Separation Agreement by and between the Registrant and Tim Demuth, M.D., Ph.D., dated as of August 4, 2022	#	Form 10-Q (Exhibit 10.1)	November 4, 2022	001-37471

21.1	List of Subsidiaries	*
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**
32.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	*
*	Filed herewith
**	Furnished herewith
+	Portions of the exhibit are omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Copies of the unredacted exhibit will be furnished to the SEC upon request.
#	Indicates a management contract or compensatory plan

Item 16.	FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

March 31, 2023	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Yoder	President, Chief Executive Officer and	March 31, 2023
Stephen S. Yoder	Director (Principal Executive Officer)

/s/ Thomas Bures	Chief Financial Officer	March 31, 2023
Thomas Bures	(Principal Financial and Accounting Officer)

/s/ James Geraghty	Chairman of the Board of Directors	March 31, 2023
James Geraghty

/s/ Michael Richman	Director	March 31, 2023
Michael Richman

/s/ Maya R. Said, Sc.D.	Director	March 31, 2023
Maya R. Said, Sc.D.

/s/ Peter Kiener, D.Phil.	Director	March 31, 2023
Peter Kiener, D.Phil.

/s/ Christopher Kiritsy	Director	March 31, 2023
Christopher Kiritsy

/s/ Ann Barbier, M.D., Ph.D.	Director	March 31, 2023
Ann Barbier, M.D., Ph.D.

/s/ Matthew L. Sherman, M.D.	Director	March 31, 2023
Matthew L. Sherman, M.D.

PIERIS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pieris Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pieris Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

F-2

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
Boston, Massachusetts
March 31, 2023

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$38,635	$117,764
Short term investments	20,534	—
Accounts receivable	5,810	3,313
Prepaid expenses and other current assets	8,445	6,548
Total current assets	73,424	127,625
Property and equipment, net	16,992	19,122
Operating lease right-of-use assets	3,705	3,909
Other non-current assets	1,369	2,904
Total assets	$95,490	$153,560
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,154	$8,609
Accrued expenses and other current liabilities	11,605	16,836
Deferred revenues, current portion	20,824	25,116
Total current liabilities	36,583	50,561
Deferred revenue, net of current portion	18,734	38,403
Operating lease liabilities	12,244	13,841
Total liabilities	67,561	102,805
Commitments and Contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 10,000,000 shares authorized and 15,617 shares issued and outstanding at December 21, 2022 and 2021	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 74,519,103 and 72,222,661 shares issued and outstanding at December 21, 2022 and 2021, respectively	74	72
Additional paid-in capital	318,530	306,998
Accumulated other comprehensive income	(254)	829
Accumulated deficit	(290,421)	(257,144)
Total stockholders’ equity	27,929	50,755
Total liabilities and stockholders’ equity	$95,490	$153,560

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenue
Customer revenue	$25,469	$27,940
Collaboration revenue	433	3,478
Total revenue	25,902	31,418
Operating expenses
Research and development	52,982	66,656
General and administrative	16,394	16,593
Total operating expenses	69,376	83,249
Loss from operations	(43,474)	(51,831)
Other income (expense)
Interest income	721	4
Grant income	8,173	3,685
Other income	1,303	2,404
Net loss	$(33,277)	$(45,738)

Other comprehensive (loss) income:
Foreign currency translation	(1,010)	1,124
Unrealized (loss) gain on available-for-sale securities	(73)	—
Comprehensive loss	$(34,360)	$(44,614)
Net loss per share
Basic and diluted	$(0.45)	$(0.71)
Weighted average number of common shares outstanding
Basic and diluted	74,172	64,547

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
	Preferred shares		Common shares			Additional	other		Total
	No. of	Share	No. of	Share	ATM proceeds	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	receivable	capital	income (loss)	deficit	equity
Balance as of January 1, 2021	14	$—	56,003	$56	$—	$242,672	$(295)	$(211,406)	$31,027
Net loss	—	—	—	—	—	—	—	(45,738)	(45,738)
Foreign currency translation adjustment	—	—	—	—	—	—	1,124	—	1,124
Stock based compensation expense	—	—	—	—	—	5,215	—	—	5,215
Issuance of common stock resulting from exercise of stock options	—	—	482	—	—	1,024	—	—	1,024
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	64	—	—	165	—	—	165
Issuance of common stock resulting from exercise of warrants	—	—	1,391	1	—	836	—	—	837
Issuance of common stock resulting from conversion of preferred stock	(4)	—	3,812	4	—	(4)	—	—	—
Preferred stock conversion (Series E)	5	—	(5,000)	(5)	—	5	—	—	—
Issuance of common stock pursuant to ATM offering program, net of $1.5 million in offering costs	—	—	8,180	8	—	38,180	—	—	38,188
Issuance of common stock pursuant to private placement offering, net of $0.1 million in offering costs	—	—	7,290	8	—	18,905	—	—	18,913
Balance at December 31, 2021	16	$—	72,222	$72	$—	$306,998	$829	$(257,144)	$50,755
Net loss	—	—	—	—	—	—	—	(33,277)	(33,277)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,010)	—	(1,010)
Unrealized loss on investments	—	—	—	—	—	—	(73)	—	(73)
Stock based compensation expense	—	—	—	—	—	4,402	—	—	4,402
Issuance of common stock resulting from exercise of stock options	—	—	46	—	—	95	—	—	95
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	182	—	—	197	—	—	197
Issuance of common stock pursuant to ATM offering program, net of $0.3 million in offering costs	—	—	2,069	2	—	6,838	—	—	6,840
Balance at December 31, 2022	16	$—	74,519	$74	$—	$318,530	$(254)	$(290,421)	$27,929

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Operating activities:
Net loss	$(33,277)	$(45,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,770	2,459
Right-of-use asset (accretion) amortization	10	(91)
Stock-based compensation	4,402	5,215
Realized investment gains	(376)	—
Other non-cash transactions	(91)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(2,624)	(1,813)
Prepaid expenses and other assets	(1,358)	(3,154)
Deferred revenue	(20,185)	19,555
Accounts payable	(4,208)	7,049
Accrued expenses and other current liabilities	(4,005)	9,876
Lease liabilities	(990)	(988)
Net cash used in operating activities	(59,932)	(7,660)
Investing activities:
Purchases of property and equipment	(1,041)	(949)
Proceeds from maturity of investments	28,200	—
Purchases of investments	(48,395)	—
Net cash used in investing activities	(21,236)	(949)
Financing activities:
Proceeds from exercise of stock options	95	1,024
Proceeds from exercise of warrants	—	837
Proceeds from employee stock purchase plan	197	165
Proceeds from issuance of common stock from private placement, net of issuance costs	—	18,913
Proceeds from issuance of common stock resulting from ATM sales, net of $1.2 million in transaction costs	6,922	38,188
Net cash provided by financing activities	7,214	59,127
Effect of exchange rate change on cash and cash equivalents	(5,175)	(3,190)
Net increase (decrease) in cash and cash equivalents	(79,129)	47,328
Cash and cash equivalents at beginning of period	117,764	70,436
Cash and cash equivalents at end of period	$38,635	$117,764
Supplemental cash flow disclosures:
Net unrealized loss on investments	$(73)	$—
Property and equipment included in accounts payable	$193	$237

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Corporate Information

Pieris Pharmaceuticals, Inc., was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company which was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries, hereinafter collectively Pieris, or the Company, is a clinical-stage biopharmaceutical company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Pieris' corporate headquarters is located in Boston, Massachusetts and its research facility, as of December 31, 2022, is located in Hallbergmoos, Germany.

Pieris’ clinical pipeline includes elarekibep, formerly referred to as PRS-060/AZD1402, an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma, PRS-220, an inhaled CTGF antagonist to treat idiopathic pulmonary fibrosis, or IPF, and other pulmonary fibrosis indications, and an immuno-oncology, or IO, bispecific PRS-344/S095012 targeting PD-L1 and 4-1BB. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies.

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

Going Concern Uncertainties

As of December 31, 2022, cash, cash equivalents, and investments were $59.2 million. The Company’s net loss was $33.3 million and $45.7 million for the years ended December 31, 2022 and 2021, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $290.4 million as of December 31, 2022. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years. The Company would need to raise additional capital over the next year to continue its current level of research and development activities across all of its active programs, as well as to maintain the general and administrative functions to support such activities. Without access to additional capital or management making decisions to reduce spending, these conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

If the Company is unable to obtain additional funding on acceptable terms when needed, the Company will defer or limit a substantial portion of its research, development and clinical projects, reduce discretionary expenditures and other fixed or variable personnel costs to alleviate the substantial doubt as to the Company’s ability to continue as a going concern. The Company’s budget and operating plan for 2023, approved by the Board, does not include such discretionary costs, and management is prepared to gate future investments on PRS-220 and PRS-400, including certain Phase 2-readiness activities for PRS-220 and IND-enabling activities for PRS-400, in the interest of achieving its top priority, namely, obtaining data from the elarekibep Phase 2a study in asthma. On the basis of the Company’s approved budget and actions within management’s control, the Company believes that its currently available funds will be sufficient to fund the Company’s remaining limited operations through at least the next 12 months from the issuance of this Annual Report on Form 10-K. The Company’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts and represent amounts due from strategic partners. The Company monitors and evaluates collectability of receivables on an ongoing basis and considers whether an allowance for doubtful accounts is necessary. The Company determined that no such reserve is needed as of December 31, 2022 and 2021. Historically, Pieris has not had collectability issues.

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

All excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the Company's statement of operations and comprehensive loss. For the years ended  December 31, 2022 and 2021, the Company did not record an income statement benefit for excess tax benefits as a valuation allowance is also required on these amounts.

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

The Company determines if an arrangement is a lease at inception. The Company’s contracts are determined to contain a lease within the scope of ASC 842 when all of the following criteria based on the specific circumstances of the arrangement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset. In addition, the Company does not apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and does not separate lease and non-lease components for all asset classes. Any variable components of lease costs are excluded from lease payments and are recognized in the period incurred, including increases to rent based on German Consumer Price Index , or CPI.

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

Subsequently, in November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB also issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delays the effective date of ASU 2016-13 by three years for certain smaller reporting companies such as the Company. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company expects that adoption of this standard will not have a material impact on its financial statements.

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

During the years ended December 31, 2022 and 2021, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Year Ended December 31,
	2022	2021
AstraZeneca	$9,117	$18,919
Seagen	8,287	768
Servier	5,359	4,070
Genentech	3,139	1,950
Boston Pharmaceuticals	—	5,711
Total Revenue	$25,902	$31,418

Under the Company´s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions) as of December 31, 2022:

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$702	$3,925
Servier	20	—
Seagen	759	450
Boston Pharmaceuticals	88	265
Genentech	834	600
Total potential milestone payments	$2,403	$5,240

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

The transaction price at inception is comprised of fixed consideration of $20.0 million in upfront fees and was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The amounts allocated to the performance obligations for the two research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the target options will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program along with any remaining deferred revenue associated with the replacement target. The amounts allocated to the participation on the committee will be recognized on a straight-line basis over the anticipated research term for all research programs. As of December 31, 2022, there was $12.6 million of aggregate transaction price allocated to remaining performance obligations.

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

As of December 31, 2022, there were $7.8 million and $4.8 million of current and non-current deferred revenue, respectively, related to the Genentech Agreement.

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

The transaction price at inception is comprised of fixed consideration of $30.0 million in upfront fees and variable consideration of $4.9 million of estimated research and development services to be reimbursed as research and development occurs through the research term. The $30.0 million upfront fee, which represents the fixed consideration in the transaction price, was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The $4.9 million in variable consideration related to the research and development services is allocated specifically to the three target program performance obligations based upon the budgeted services for each program

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires, or if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized straight-line over the anticipated research term for all research programs. As of December 31, 2022, there was $17.1 million of aggregate transaction price allocated to remaining performance obligations.

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

In the second quarter of 2022, the Company recorded approximately $1.5 million in revenue related to completion of the performance obligation for the expiration of the target swap under the second program in the collaboration.

Under the Seagen Agreements, the Company is eligible to receive various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that all research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur, with the exception of the $5.0 million milestone as described in the following paragraph.

In January 2023, the Company achieved a milestone for the first program in the collaboration for $5.0 million. The Company evaluated the recognition of the milestone under ASC 606 and concluded that the constraints on the milestone no longer existed as of December 31, 2022 and therefore recorded the full $5.0 million as revenue for the year ended December 31, 2022.

As of December 31, 2022, there is $11.6 million and $2.9 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

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

In addition to the Company’s lead inhaled drug candidate, PRS-060/AZD1402, or the AstraZeneca Lead Product, the Company and AstraZeneca, under the original terms of the AstraZeneca Collaboration Agreement, would also collaborate to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products. The Company is responsible for advancing the AstraZeneca Lead Product through its phase 1 study, with the associated costs funded by AstraZeneca. The parties will collaborate thereafter to conduct a phase 2a study in asthma patients, with AstraZeneca continuing to fund development costs. After completion of a phase 2a study, Pieris has the option to co-develop the AstraZeneca Lead Product and also has a separate option to co-commercialize the AstraZeneca Lead Product in the United States. For the AstraZeneca Collaboration Products, the Company will be responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca will take the lead on continued development of the AstraZeneca Collaboration Products. The Company has the option to co-develop two of the four AstraZeneca Collaboration Products beginning at a pre-defined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca will be responsible for development and commercialization of the other programs worldwide.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of December 31, 2022, there was $7.5 million of aggregate transaction price allocated to remaining performance obligations.

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

In January 2022, the Company and AstraZeneca jointly discontinued one discovery-stage programs as they were not able to validate an exploratory target. Approximately $4.7 million of revenue was recorded related to remaining performance obligations related to the program.

In August 2022, the Company and AstraZeneca entered into another amendment of the License and Collaboration Agreement dated May 2, 2017, and extended the research term for two discovery-stage programs through December 2023 and subsequently jointly discontinued the third discovery-stage program. Approximately $5.0 million of revenue was recorded pursuant to a performance obligation related to transfer of a license that ceased with the discontinuation of this program.

As of December 31, 2022, there is $0.5 million and $6.9 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of December 31, 2022, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract is $0.2 million. Amortization during the years ended December 31, 2022 and 2021 was $0.3 million and de minimis, respectively.

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

The amounts allocated to the performance obligation for the Initial Lead and the four performance obligations for the four research and development licenses for Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance at inception of the Servier Agreements for the Initial Lead and each of the Co-Development Collaboration Products may be through approval of certain regulatory bodies; a period which could be many years. The term of the performance for each of the other two Servier Worldwide Collaboration Products is through the initial research and collaboration term, plus potential extensions. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Co-Development Collaboration Products are granted in the future will be recognized over time upon delivery of each of the licenses through marketing approval. The amounts allocated to the four performance obligations for the material rights to acquire development and commercial licenses for the Servier Developed Collaboration Products are granted in the future will be recognized upon delivery of each of the licenses. As of December 31, 2022, there was $5.0 million of aggregate transaction price allocated to remaining performance obligations.

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

In the first quarter of 2022, the Company satisfied the performance obligation related to the material right for PRS-352/S095025, which led to point-in-time recognition of revenue for $4.9 million of revenue previously deferred. In the fourth quarter of 2022, Servier discontinued development of PRS-352/S095025 based upon a strategic portfolio review.

As of December 31, 2022, there is $0.9 million and $4.1 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

The Company incurred costs to obtain the contract with Servier. Upon adoption of ASC 606, the Company capitalized $0.5 million of third-party service fees in accordance with ASC 340. As of December 31, 2022, there was no remaining balance of the asset recognized from costs to obtain the Servier contract. Amortization expense for the years ended December 31, 2022 and December 31, 2021 was $0.1 million and de minimis, respectively

Contract Balances

The Company receives payments from its collaboration partners based on payments established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until such time as the Company satisfies its performance obligations under each arrangement. A contract asset is a conditional right to consideration in exchange for goods or services that the Company has transferred to a customer. Amounts are recorded as accounts receivable when the Company’s right is unconditional.

There were no additions to deferred revenue during the year ended December 31, 2022 and reductions to deferred revenue were $20.4 million for the year ended December 31, 2022.

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

As of  December 31, 2022, cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S. and foreign treasury securities, asset-backed securities and corporate bonds. As of  December 31, 2021, cash equivalents were comprised of only money market accounts. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at December 31, 2022.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022
Money market funds, included in cash equivalents	$17,618	$17,618	$—	$—
Investments - US treasuries	3,573	3,573	—	—
Investments - Foreign treasuries	896	896	—	—
Investments - Asset-backed securities	499	—	499	—
Investments - Corporate bonds	15,566	—	15,566	—
Total	$38,152	$22,087	$16,065	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021
Money market funds, included in cash equivalents	$56,885	$56,885	$—	$—
Total	$56,885	$56,885	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of  December 31, 2022.

Investments at  December 31, 2022 consist of the following (in thousands):

	Contractual maturity
	(in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
US treasuries	47-110	$3,575	$—	$(2)	$3,573
Foreign treasuries	74	899	—	(3)	896
Asset-backed securities	15	500	—	(1)	499
Corporate bonds	5-228	15,633	—	(67)	15,566
Total		$20,607	$—	$(73)	$20,534

The Company recorded realized gains from the maturity of available-for-sale securities of $0.4 million for the year ended  December 31, 2022 and recorded no realized gains or losses from the maturity of available-for-sale securities for the year ended  December 31, 2021.

As of  December 31, 2022, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

6.	Property and Equipment, Net

Property and equipment are summarized as follows (in thousands):

	Years Ended December 31,
	2022	2021
Laboratory furniture and equipment	$11,970	$11,354
Office furniture and equipment	1,861	1,959
Computer equipment	364	396
Leasehold improvements	12,444	13,130
Property and equipment, cost	26,639	26,839
Accumulated depreciation	(9,647)	(7,717)
Property and equipment, net	$16,992	$19,122

Depreciation expense was $2.3 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively. There were no other changes in accumulated depreciation other than the foreign currency impact.

7.	Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021
Research and development fees	$5,758	$5,682
Compensation expense	3,015	3,581
Accrued license obligations	245	1,541
Accrued accounts payable	1,245	2,980
Lease liabilities	859	1,049
Other current liabilities	483	393
Collaboration cost-sharing obligation	—	1,610
Total	$11,605	$16,836

8.	Income Taxes

The Company reported a loss before income taxes consisting of the following (in thousands):

	Years Ended December 31,
	2022	2021
Domestic	$(11,765)	$(11,312)
Foreign	(21,512)	(34,426)
Loss before income taxes	$(33,277)	$(45,738)

The components of the provision for income taxes are as follows (in thousands):

Years Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Provision for income taxes	$—	$—

The reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	2022	2021
Federal income tax rate	21.0%	21.0%
Foreign rate differential	5.0%	5.6%
State tax, net of federal benefit	2.0%	1.2%
Share-based awards compensation	(2.2)%	(3.5)%
Permanent items	0.3%	(0.2)%
Provision to return	—%	3.3%
Other	1.0%	—%
Credits	1.2%	—%
Change in valuation allowance	(28.3)%	(27.4)%
Effective income tax rate	—%	—%

The components of deferred tax assets and liabilities related to net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes were as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$54,845	$49,280
Share-based awards compensation	3,112	2,739
Accrued expenses	216	323
R&D Credits	413	—
Depreciation and other	384	384
Unrealized foreign currency	359	256
Capitalized R&D	952	—
Accrued Expenses	—	—
Lease liability	3,541	4,022
Total deferred tax assets	63,822	57,004
Deferred tax liabilities:
Right-of-use asset	(3,270)	(3,729)
Accrued expenses	—	(68)
Total deferred tax liabilities	(3,270)	(3,797)
Less: valuation allowance:	(60,552)	(53,207)
Net deferred tax asset	$—	$—

The Company operates in multiple jurisdictions. Accordingly, the Company files U.S. federal and state income tax returns as well as returns in multiple foreign jurisdictions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Management believes it is more likely than not that the results of future operations will not generate sufficient taxable income in the United States or in its foreign jurisdictions to realize the full benefits of its deferred tax assets. As of December 31, 2022, the Company continues to maintain a full valuation allowance against all net deferred tax assets.

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

The increase in the valuation allowance of deferred tax assets of $7.3 million for the year ended December 31, 2022 was primarily a result of the operating losses generated in current tax year.

As of December 31, 2022, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $38.6 million and net operating loss carryforwards for state income tax purposes of $42.4 million. Federal tax loss carryforwards that were created prior to December 31, 2017 expire through 2037 and federal losses created after that date do not expire. State loss carryforwards expire starting in 2035. Pursuant to Section 382 of the Internal Revenue Code, and similar state tax law, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study through December 31, 2020. Based on the study, the Company underwent an ownership change for Section 382 purposes which occurred in February 2018. As a result of the ownership change, the Company’s net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to result in any of the impacted net operating loss and tax credit carryforwards to expire unutilized. Any net operating losses or tax credits generated after the February 2018 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2019 through the current year. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently under examination in Germany for 2014 through 2017; however, the Company is not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

As of December 31, 2022, the Company had German corporate income tax and trade tax net operating loss carryforwards of approximately $163.3 million and $160.4 million respectively. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) of $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.

The Company accounts for uncertain tax positions pursuant to ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount of benefit that is more likely than not (determined by cumulative probability) of being realized upon ultimate settlement with the taxing authority. The Company recorded an uncertain tax position related to a prior year position, that if successfully challenged by tax authorities could result in the loss of certain tax attributes. The balance of uncertain tax positions will remain until such time that settlement is reached with the relevant tax authorities or should the statute of limitations expire. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2022 and December 31, 2021.

On December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into law. Under the TCJA provisions, effective with tax years beginning on or after January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted within the United States or 15 years for research conducted abroad. As a result, the Company capitalized $1.0 million of research and development expenses for the year ended December 31, 2022.

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the years ended December 31, 2022 (in thousands):

Unrecognized tax benefits at December 31, 2021	$5,665
Currency translation adjustment	(302)
Unrecognized tax benefits at December 31, 2022	$5,363

The Company does not expect unrecognized tax benefits to change significantly over the next 12 months. The full amount of unrecognized tax benefits would impact the effective rate, subject to valuation allowance considerations, if recognized.

9.	Stockholders’ equity

The Company had 300,000,000 shares authorized and 74,519,103 and 72,222,661shares of common stock issued and outstanding as of December 31, 2022 and December 31, 2021, respectively, with a par value of $0.001 per share.

The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of December 31, 2022 and 2021. Preferred stock has a par value of $0.001 per share, and consists of the following tranches:

•	Series A Convertible, 85 shares issued and outstanding at December 31, 2022 and 2021
•	Series B Convertible, 4,026 shares issued and outstanding at December 31, 2022 and 2021
•	Series C Convertible, 3,506 shares issued and outstanding at December 31, 2022 and 2021
•	Series D Convertible, 3,000 shares issued and outstanding at both December 31, 2022 and 2021
•	Series E Convertible, 5,000 shares issued and outstanding at December 31, 2022 and 2021

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

Open Market Sales Agreement

In August 2019, the Company entered into a sales agreement with Jefferies LLC pursuant to which the Company may offer and sell shares of its common stock, from time to time, up to an aggregate gross sales proceeds of $50.0 million (the 2019 ATM Program). In August 2021, the 2019 ATM Program expired, and the Company established a second ATM offering program, or the 2021 ATM Program, under the existing sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the 2021 ATM Program, as amended, the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The 2021 ATM Program, as amended, is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the year ended December 31, 2022, the Company sold 2.1 million shares for gross proceeds of $7.2 million under the 2021ATM program at an average stock price of $3.46. For the year ended December 31, 2021, the Company sold 8.2 million shares for gross proceeds of $39.7 million under both ATM programs at an average stock price of $4.85.

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

For the years ended December 31, 2022 and 2021, and as calculated using the treasury stock method, approximately 38.4 million and 36.8 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

11.	Stock and Employee Benefit Plans

Employee, Director and Consultant Equity Incentive Plans

At the Annual Shareholder Meeting, held on June 23, 2020, the shareholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan, or the 2020 Plan. The 2020 Plan originally permitted the Company to issue up to 3,500,000 shares of common stock pursuant to awards granted under the 2020 Plan. Upon approval of the 2020 Plan, the 2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan, was terminated; all unissued options were canceled and no additional awards will be made thereunder. All outstanding awards under the 2019 Plan will remain in effect and any awards forfeited from the outstanding awards will be allocated back into the 2020 Plan. The 2020 Plan, similar to the 2019 Plan, provided for the grant of stock options, restricted and unrestricted stock awards, and other stock-based awards to employees of the Company, non-employee directors of the Company, and certain other consultants performing services for the Company as designated by either the Board of Directors or the compensation committee of the Board of Directors. At the 2021 Annual Meeting of Stockholders, held on June 25, 2021, the Company’s stockholders approved the first amendment to the 2020 Plan to add 2,250,000 shares for issuance under the 2020 Plan, which increased the total permitted for issuance under the 2020 Plan to 5,750,000. At the 2022 Annual Meeting of Stockholders, held on June 22, 2022, the Company’s stockholders approved the second amendment to the 2020 Plan to add an additional 3,000,000 shares for issuance under the 2020 Plan, which increased the total permitted for issuance under the 2020 Plan to 8,750,000.

The 2020 Plan permits the Company to issue up to 8,750,000 shares reserved for issuance pursuant to the 2020 Plan and any additional shares which may be issued if awards outstanding under the Registrant’s 2014, 2016, 2018 and 2019 Plans are canceled or expire.

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

The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Years Ended December 31,
	2022	2021
Risk free interest rate	1.43% - 3.39%	0.46% - 1.20%
Expected term (in years)	5.5 - 5.73	5.31 - 5.73
Dividend yield	—	—
Expected volatility	79.9% - 81.1%	75.0% - 81.7%

The weighted-average fair value of the 3,075,282 and 3,182,696 options granted during the years ended December 31, 2022 and 2021 was $1.96 and $2.04, respectively. As of December 31, 2022, there were 4,314,513 shares available for future grant under the 2020 Plan.

The following table summarizes stock option activity for employees and non-employees:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding, December 31, 2021	11,475,713	$3.35		$11,310
Granted	3,075,282	2.88		—
Exercised	46,233	2.07		66
Canceled	1,031,396	3.80		17
Outstanding, December 31, 2022	13,473,366	$3.21	6.31	$—
Vested or expected to vest, December 31, 2022	13,473,366	$3.21	6.31	$—
Exercisable, December 31, 2022	9,096,001	$3.38	5.16	$—

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

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding, December 31, 2021	660,000	$4.01		$108
Granted	—	$—		$—
Canceled or Expired	360,000	$3.48		$—
Outstanding, December 31, 2022	300,000	$4.65	6.66	$—
Vested or expected to vest, December 31, 2022	300,000	$4.65	6.66	$—
Exercisable, December 31, 2022	243,750	$4.65	6.66	$—

Employee Stock Purchase Plans

The 2018 ESPP provides eligible employees with the opportunity, through regular payroll deductions, to purchase shares of the Company’s common stock at 85% of the lower closing market price of the common stock at the beginning date or ending date of each purchase period. The plan includes two six-month purchase periods per year beginning in both June and December. The Company has reserved 500,000 shares of common stock for the administration of the 2018 ESPP. Total shares purchased under the plan were 181,466 and 64,257 for the years ended December 31, 2022 and 2021, respectively. The fair value of shares expected to be purchased under the 2018 ESPP was determined using the Black-Scholes model with the following assumptions:

	Years Ended December 31,
	2022	2021
Risk free interest rate	1.62% - 4.60%	0.04% - 0.10%
Expected term (in years)	0.5	0.5
Dividend yield	—	—
Expected volatility	53.46% - 70.17%	60.46% - 131.21%

Total Stock-based Compensation Expense

Total stock-based compensation expense is recorded in operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Years Ended December 31,
	2022	2021
Research and development	$1,905	$2,274
General and administrative	2,497	2,941
Total stock-based compensation	$4,402	$5,215

As of December 31, 2022, the total unrecognized compensation cost related to all non-vested awards was $7.0 million of which $0.2 million are for inducement options. The Company expects to recognize the compensation cost over a remaining weighted-average period of 2.49 years.

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

The Company entered into a sublease to lease approximately 3,950 square feet in Boston, Massachusetts which expired on December 31, 2022. The Company generally conducts its operational functions in the United States remotely.

In October 2018, Pieris GmbH entered into a lease for office and laboratory space located in Hallbergmoos, Germany, or the Hallbergmoos Lease. Pieris GmbH moved its operations to the Hallbergmoos facility in February 2020.

Under the Hallbergmoos Lease, Pieris GmbH rents approximately 105,000 square feet. An additional approximately 22,300 square feet is expected to be delivered by the lessor by October 2024. Pieris GmbH has a first right of refusal to lease an additional approximate 13,400 square feet.

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

Monthly base rent for the 105,000 square feet of the leased property, including parking spaces, totals approximately $0.2 million per month, which amount shall be adjusted starting on the second anniversary of the commencement date by an amount equal to the German consumer price index. In addition to the base rent, Pieris GmbH is also responsible for certain administrative and operational costs in accordance with the Hallbergmoos Lease. Pieris GmbH provided a security deposit of $0.8 million at upon signing the lease agreement. The Company will serve as a guarantor for the Hallbergmoos Lease.

The Hallbergmoos Lease included $11.5 million of tenant improvements allowance for normal tenant improvements which was incurred prior to commencing the lease. The Company capitalized the leasehold incentives which are included in Property and equipment, net on the Consolidated Balance Sheet and are amortized on a straight-line basis over the shorter of the useful life or the remaining lease term.

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease costs	$1,356	$1,483
Variable lease costs (1)	737	739
Total lease cost	$2,093	$2,222

(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. These costs also included costs associated with increases rent expense based on CPI.

The following table summarizes the weighted-average remaining lease term and discount rate:

As of December 31, 2022
Weighted-average remaining lease term (years)	9.6
Weighted-average discount rate	10.5%

Cash paid for amounts included in the measurement of the lease liabilities were $2.4 million and $2.6 million for the year ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2023	$2,116
2024	2,116
2025	2,116
2026	2,116
2027	2,116
Thereafter	9,699
Total undiscounted lease payments	20,279
Less: present value adjustment	(7,176)
Present value of lease liabilities	$13,103