Form 10-Q
period 2023-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2023-05-11
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, the registrant had 82,019,103 shares of common stock outstanding.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: the results of our research and development activities, including uncertainties relating to the discovery of potential drug candidates and the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our continued progress in the areas of co-stimulatory bispecifics and inhaled therapeutics; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain or hire key scientific or management personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; the receipt of royalty and milestone payments provided for in our collaboration agreements; our ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we may obtain regulatory approval, and the rate and degree of market acceptance of any such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; AstraZeneca's ability to advance the phase 2 study for elarekibep (PRS-060/AZD1402); our ability to continue to advance the phase 1 study for PRS-220; our ability to continue to advance PRS-400; our and Servier's ability to advance the phase 1 study for PRS-344/S095012; Seagen’s ability to continue to advance SGN-BB228 (also known as PRS-346); Boston Pharmaceuticals ability to continue to advance PRS-342/BOS-342; our other partners' ability to continue to advance programs out-licensed to them;  the expected impact of new accounting standards; and the length and severity of the pandemic relating to SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, which could have an impact on our research, development, supply chain and clinical trials.

You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on March 31, 2023, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.08838 based on information provided by Xignite as of March 31, 2023.

iii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$39,742	$38,635
Short term investments	8,637	20,534
Accounts receivable	1,055	5,810
Prepaid expenses and other current assets	11,071	8,445
Total current assets	60,505	73,424
Property and equipment, net	16,706	16,992
Operating lease right-of-use assets	3,796	3,705
Other non-current assets	1,251	1,369
Total assets	$82,258	$95,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,833	$4,154
Accrued expenses and other current liabilities	10,354	11,605
Deferred revenues, current portion	26,688	20,824
Total current liabilities	42,875	36,583
Deferred revenue, net of current portion	11,727	18,734
Operating lease liabilities	12,198	12,244
Total liabilities	66,800	67,561
Stockholders’ equity:
Preferred stock	—	—
Common stock	74	74
Additional paid-in capital	319,414	318,530
Accumulated other comprehensive loss	(426)	(254)
Accumulated deficit	(303,604)	(290,421)
Total stockholders’ equity	15,458	27,929
Total liabilities and stockholders’ equity	$82,258	$95,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue
Customer revenue	$2,010	$11,180
Collaboration revenue	(74)	(192)
Total revenue	1,936	10,988
Operating expenses
Research and development	13,424	14,066
General and administrative	4,023	4,379
Total operating expenses	17,447	18,445
Loss from operations	(15,511)	(7,457)
Other income (expense)
Interest income	357	(3)
Grant income	2,028	2,130
Other income	(57)	229
Net loss	$(13,183)	$(5,101)

Other comprehensive income (loss):
Foreign currency translation	(242)	143
Unrealized gain (loss) on available-for-sale securities	70	(19)
Comprehensive loss	$(13,355)	$(4,977)
Net loss per share
Basic and diluted	$(0.18)	$(0.07)
Weighted average number of common shares outstanding
Basic and diluted	74,519	73,711

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Three Months Ended March 31, 2022 and 2023

							Accumulated
	Preferred shares		Common shares			Additional	other		Total
	No. of	Share	No. of	Share	ATM proceeds	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	receivable	capital	income (loss)	deficit	equity
Balance as of December 31, 2021	16	$—	72,222	$72	$—	$306,998	$829	$(257,144)	$50,755
Net loss	—	—	—	—	—	—	—	(5,101)	(5,101)
Foreign currency translation adjustment	—	—	—	—	—	—	143	—	143
Unrealized loss on investments	—	—	—	—	—	—	(19)	—	(19)
Stock based compensation expense	—	—	—	—	—	1,178	—	—	1,178
Issuance of common stock resulting from exercise of stock options	—	—	43	—	—	85	—	—	85
Issuance of common stock pursuant to ATM offering program, net of $0.3 million in offering costs	—	—	1,833	2	—	6,407	—	—	6,409
Balance at March 31, 2022	16	$—	74,098	$74	$—	$314,668	$953	$(262,245)	$53,450

Balance as of December 31, 2022	16	$—	74,519	$74	$—	$318,530	$(254)	$(290,421)	$27,929
Net loss	—	—	—	—	—	—	—	(13,183)	(13,183)
Foreign currency translation adjustment	—	—	—	—	—	—	(242)	—	(242)
Unrealized loss on investments	—	—	—	—	—	—	70	—	70
Stock based compensation expense	—	—	—	—	—	884	—	—	884
Balance at March 31, 2023	16	$—	74,519	$74	$—	$319,414	$(426)	$(303,604)	$15,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(13,183)	$(5,101)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	605	845
Right-of-use asset (accretion) amortization	(34)	(5)
Stock-based compensation	884	1,178
Realized investment gains	53	—
Other non-cash transactions	72	91
Changes in operating assets and liabilities	607	(19,651)
Net cash provided by (used in) operating activities	(10,996)	(22,643)
Investing activities:
Purchases of property and equipment	(48)	(389)
Proceeds from maturity of investments	13,495	—
Purchases of investments	(1,544)	(16,559)
Net cash (used in) investing activities	11,903	(16,948)
Financing activities:
Proceeds from exercise of stock options	—	85
Proceeds from issuance of common stock resulting from ATM sales, net of $0.3 million in transaction costs	—	6,473
Net cash provided by financing activities	—	6,558
Effect of exchange rate change on cash and cash equivalents	200	(994)
Net decrease in cash and cash equivalents	1,107	(34,027)
Cash and cash equivalents at beginning of period	38,635	117,764
Cash and cash equivalents at end of period	$39,742	$83,737
Supplemental cash flow disclosures:
Net unrealized gain on investments	$70	$(19)
Property and equipment included in accounts payable	$16	$298

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

Pieris’ clinical pipeline includes an inhaled IL-4Rα antagonist Anticalin protein to treat moderate-to-severe asthma, which is being advanced by AstraZeneca, an inhaled Anticalin protein targeting connective tissue growth factor to treat idiopathic pulmonary fibrosis and an immuno-oncology, or IO, bispecific targeting 4-1BB and PD-L1, which is being advanced in partnership with Servier, and an IO bispecific targeting 4-1BB and CD228, which is being advanced by Seagen.

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

Going Concern Uncertainties

As of March 31, 2023, cash, cash equivalents, and investments were $48.4 million. For the three months ended March 31, 2023 and 2022, the Company’s net loss was $13.2 million and $5.1 million respectively. The Company has incurred net losses since inception and had an accumulated deficit of $303.6 million as of March 31, 2023. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for at least the next several years.

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

2.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material additions to the significant accounting policies for the three months ended March 31, 2023.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

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

Subsequently, in November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies codification and corrects unintended application of the guidance. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which clarifies or addresses specific issues about certain aspects of ASU 2016-13. In November 2019 the FASB also issued ASU No. 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which delays the effective date of ASU 2016-13 by three years for certain smaller reporting companies such as the Company. The guidance in ASU 2016-13 is effective for the Company for financial statements issued for fiscal years beginning after December 15, 2022 and interim periods within those fiscal years, with early adoption permitted. The Company adopted the standard as of January 1, 2023 and concluded the effect to the unaudited condensed consolidated financial statements was immaterial.

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

The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended March 31,
	2023	2022
Seagen	$1,423	$312
AstraZeneca	434	4,753
Servier	(74)	4,734
Genentech	153	1,189
Total Revenue	$1,936	$10,988

Under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
AstraZeneca	$504	$3,750
Servier	20	—
Seagen	759	450
Boston Pharmaceuticals	88	265
Genentech	626	450
Total potential milestone payments	$1,997	$4,915

The above table is reflective of changes after certain subsequent events under the AstraZeneca and Genentech collaborations as discussed below.

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

The transaction price at inception is comprised of fixed consideration of $20.0 million in upfront fees and was allocated to each of the performance obligations based on the relative proportion of their standalone selling prices. The amounts allocated to the performance obligations for the two research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the target options will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program along with any remaining deferred revenue associated with the replacement target. The amounts allocated to the participation on the committee will be recognized on a straight-line basis over the anticipated research term for all research programs. As of March 31, 2023, there was $12.6 million of aggregate transaction price allocated to remaining performance obligations.

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

In April 2023, Genentech and the Company decided to discontinue a discovery-stage program in ophthalmology for scientific reasons. Pursuant to this decision, the material right performance obligation related to the target swap for this program also expired. The Company assessed these events as non-recognized subsequent events and will appropriately recognize revenue related to them in the second quarter. The companies continue to advance the respiratory program.

As of March 31, 2023, there were $10.1 million and $2.5 million of current and non-current deferred revenue, respectively, related to the Genentech Agreement.

Boston Pharmaceuticals

On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an Exclusive Product License Agreement, or the BP Agreement, to develop PRS-342/BOS-342, a 4-1BB/GPC3 preclinical immuno-oncology MabcalinTM  (antibody-Anticalin fusion) protein.

Under the term of the BP Agreement, Boston Pharmaceuticals exclusively licensed worldwide right to PRS-342/BOS-342. The Company received an upfront payment of $10.0 million and is further entitled to receive up to $352.5 million in development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of PRS-342/BOS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the BP Agreement or a change of control of Boston Pharmaceuticals. The Company will also contribute up to $4.0 million toward manufacturing activities

The amounts allocated to the performance obligations did not meet the criteria to be recognized over time on a proportional performance basis and thus will be recognized at a point in time. The Company determined that the performance obligation will be fully satisfied when all of the deliverables in the combined performance obligation are transferred to Boston Pharmaceuticals as that is the point at which Boston Pharmaceuticals can fully use and benefit from the license to PRS-342/BOS-342. In the fourth quarter of 2021, the Company transferred all deliverables to Boston Pharmaceuticals related to the one performance obligation under the collaboration. Therefore, the Company recognized the full transaction price, or $5.7 million, as revenue in 2021 and there are no remaining obligations.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the anticipated research term for all research programs. As of March 31, 2023, there was $14.0 million of aggregate transaction price allocated to remaining performance obligations.

On March 24, 2021, the Company announced that Seagen made a strategic equity investment in Pieris, and that the companies had entered into a combination study agreement, or the Combination Study Agreement, to evaluate the safety and efficacy of combining Pieris’ cinrebafusp alfa with Seagen’s tucatinib, a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels. Enrollment into the phase 2 study was ceased in August 2022 as part of a strategic pipeline prioritization, and the Combination Study Agreement was terminated. The companies have also entered into an Amended and Restated License and Collaboration Agreement, or the Second Seagen Amendment, in which their existing IO collaboration agreement has been amended relating to joint development and commercial rights for the second program in the alliance. In connection with the agreements described above, the Company and Seagen also entered into a subscription agreement, or the Seagen Subscription Agreement.

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

In January 2023, the Company achieved a milestone for the first program in the Seagen collaboration for $5.0 million. The Company evaluated the recognition of the milestone under ASC 606 and concluded that the constraints on the milestone no longer existed as of December 31, 2022 and therefore recorded the full $5.0 million as revenue for the year ended December 31, 2022.

As of March 31, 2023, there were $11.9 million and $1.5 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

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

The amounts allocated to the license performance obligation for the AstraZeneca Lead Product and the four performance obligations for the four research licenses for AstraZeneca Collaboration Products will be recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The amounts allocated to the performance obligation for phase 1 services, technology transfer services for the AstraZeneca Lead Product will be recognized on a proportional performance basis over the estimated term of development through phase 2a study. The amounts allocated to the performance obligation for phase 2a services for the AstraZeneca Lead Product will be recognized on a proportionate performance basis over an estimated term of 12 months. The amounts allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the expected term of development of the AstraZeneca Lead Product and the AstraZeneca Collaboration Products. The term of performance is approximately five years. The amounts allocated to the four performance obligations for the material rights to acquire a development license and the four performance obligations for commercial licenses for the AstraZeneca Collaboration Products will be recognized upon exercise of the specific material right and delivery of each of the development licenses. As of March 31, 2023, there was $8.0 million of aggregate transaction price allocated to remaining performance obligations.

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

In connection with the Amended Collaboration Agreement, the Company and AstraZeneca entered into a subscription agreement, or the AstraZeneca Subscription Agreement, pursuant to which the Company agreed to issue to AstraZeneca, and AstraZeneca agreed to acquire from the Company, 3,584,230 shares of the Company’s common stock for a total purchase price of $10.0 million, or $2.79 per share, in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act. The AstraZeneca Subscription Agreement closed on April 1, 2021 and included a requirement that the Company file a registration statement to register the resale of the shares issued to AstraZeneca within 60 calendar days of the issuance of the shares. The Company assessed the payment under ASC 606 and concluded that the fair value of the shares on a per share basis was $2.60 per share as of the transaction date. This resulted in a premium paid for the shares of $0.7 million, which was added to the deferred revenue balance and will be recognized over time in line with our revenue recognition pattern for all remaining performance obligations

In January 2022, the Company and AstraZeneca jointly discontinued one discovery-stage program, as they were not able to validate an exploratory target. Approximately $4.7 million of revenue was recorded related to a material right performance obligation that ceased with the discontinuation of this program.

In August 2022, the Company and AstraZeneca entered into another amendment of the License and Collaboration Agreement dated May 2, 2017, and extended the research term for two discovery-stage programs through December 2023. As a result of this amendment, the Company and AstraZeneca jointly agreed to discontinue a second discovery-stage program. Approximately $5.0 million of revenue was recorded pursuant to a performance obligation related to transfer of a license that ceased with the discontinuation of this program. Furthermore, in April 2023, one of the two remaining programs was discontinued. The Company assessed this as a non-recognized subsequent event and will appropriately recognize revenue related to it in the second quarter. Pieris retains co-development and U.S. co-commercialization options for the one remaining program.

As of March 31, 2023, there were $4.0 million and $3.5 million of current and non-current deferred revenue, respectively, related to the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of March 31, 2023, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.3 million. Amortization during the three months ended March 31, 2023 and 2022 was de minimis and $0.2 million, respectively.

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

Upon signing the Servier Agreements, management evaluated all of the promised goods or services within the contract and determined which goods and services were separate performance obligations. Of the initial 10 performance obligations identified at the inception of the Servier Agreements, only three are still ongoing as of March 31, 2023. The following performance obligations are the remaining active performance obligations that are within the scope of ASC 808:

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

The amounts allocated to the performance obligation for the research and development licenses for PRS-344/S095012 are being recognized on a proportional performance basis as the activities are conducted over the life of the arrangement. The term of the performance for PRS-344/S095012 is through approval of certain regulatory bodies; a period which could be many years. The amount allocated to the performance obligation for participation on each of the committees will be recognized on a straight-line basis over the anticipated performance period over the entirety of the arrangement with Servier. The amount allocated to the one remaining performance obligation for the material right to acquire development and commercial licenses for PRS-344/S095012 is granted in the future is being recognized over time upon delivery of the license through marketing approval. As of March 31, 2023, there was $4.9 million of aggregate transaction price allocated to remaining performance obligations under the Servier Agreements.

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

As of March 31, 2023, there were $0.7 million and $4.2 million of current and non-current deferred revenue, respectively, related to the Servier Agreements.

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

There were no additions to deferred revenue during the three months ended March 31, 2023. Reductions to deferred revenue were $1.7 million and $10.6 million for the three months ended March 31, 2023 and 2022, respectively.

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

The Bavarian Grant provides partial reimbursement for qualifying research and development activities on PRS-220, including drug manufacturing costs, activities and costs to support an IND filing, and phase 1 clinical trials costs. The Bavarian Grant provides reimbursement of qualifying costs incurred through June 2023 (with submissions for reimbursements allowed through August 2023), though this period may be extended. The timing of reimbursements follows the expected development timeline of this program. Qualifying costs incurred may exceed the annual grant funding thresholds. If the Company receives any proceeds from the sale of or licensing income from PRS-220, the funds available for reimbursement will be reduced proportionally if they are obtained prior to June 2023, if the reimbursement period is not extended. The Company is required to communicate the amount of such proceeds to the Bavarian Ministry of Economic Affairs, Regional Development and Energy in each case with the request to draw down the funds.

5.    Cash, cash equivalents and investments

As of  March 31, 2023 and December 31, 2022 cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S. and foreign treasury securities, asset-backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at March 31, 2023 and December 31, 2022.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2023
Money market funds, included in cash equivalents	$27,009	$27,009	$—	$—
Investments - US treasuries	2,377	2,377	—	—
Investments - Corporate bonds	6,260	—	6,260	—
Total	$35,646	$29,386	$6,260	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022
Money market funds, included in cash equivalents	$17,618	$17,618	$—	$—
Investments - US treasuries	3,573	3,573	—	—
Investments - Foreign treasuries	896	896	—	—
Investments - Asset-backed securities	499	—	499	—
Investments - Corporate bonds	15,566	—	15,566	—
Total	$38,152	$22,087	$16,065	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of March 31, 2023.

Investments at March 31, 2023 consisted of the following (in thousands):

	Contractual maturity
	(in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
US treasuries	20-111	$2,377	$—	$—	$2,377
Corporate bonds	4-138	6,263	—	(3)	6,260
Total		$8,640	$—	$(3)	$8,637

The Company recorded realized losses from the maturity of available-for-sale securities of ($0.1) million during the three months ended March 31, 2023 and recorded no realized gains or losses from the maturity of available-for-sale securities during the three months ended March 31, 2022.

As of March 31, 2023, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

6.    Property and equipment, net

Property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Laboratory furniture and equipment	$12,204	$11,970
Office furniture and equipment	1,767	1,861
Computer equipment	354	364
Leasehold improvements	12,355	12,444
Property and equipment, cost	26,680	26,639
Accumulated depreciation	(9,974)	(9,647)
Property and equipment, net	$16,706	$16,992

7.    Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Research and development fees	$5,082	$5,758
Compensation expense	1,677	3,015
Accrued license obligations	278	245
Accrued accounts payable	1,837	1,245
Lease liabilities	890	859
Other current liabilities	590	483
Collaboration cost-sharing obligation	—	—
Total	$10,354	$11,605

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

As of March 31, 2023 and 2022, and as calculated using the treasury stock method, approximately 40.9 million and 39.4 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity

The Company had 300,000,000 shares authorized and 74,519,103 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022 with a par value of $0.001 per share.

The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of March 31, 2023 and December 31, 2022. Preferred stock has a par value of $0.001 per share, and consists of the following:

•	Series A Convertible, 85 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.
•	Series B Convertible, 4,026 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.
•	Series C Convertible, 3,506 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.
•	Series D Convertible, 3,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.
•	Series E Convertible, 5,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.

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

Open Market Sales Agreements

In August 2021, the Company established an at-the-market, or ATM, Program, under a sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million.

For the three months ended March 31, 2023, the Company did not sell any shares under the ATM program.

10.    Leases

In August 2015, the Company entered into a sublease to lease approximately 3,950 square feet of office space in Boston, Massachusetts. The Company did not extend the sublease, which expired on December 31, 2022..

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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$288	$349
Variable lease costs (1)	186	159
Total lease cost	$474	$508

(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

The following table summarizes the weighted-average remaining lease term and discount rate:

As of March 31, 2023
Weighted-average remaining lease term (years)	9.3
Weighted-average discount rate	10.5%

Cash paid for amounts included in the measurement of the lease liabilities were $0.5 million and $0.6 million, respectively, for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2023	$1,611
2024	2,148
2025	2,148
2026	2,148
2027	2,148
Thereafter	9,846
Total undiscounted lease payments	20,049
Less: present value adjustment	(6,963)
Present value of lease liabilities	$13,086

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Overview

We are a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies. In particular, we have alliances with AstraZeneca and Genentech to treat respiratory diseases and with Servier, Seagen, and Boston Pharmaceuticals in IO. Our discovery and development programs are in varying stages and include:

•

Elarekibep, our lead respiratory program partnered with AstraZeneca for the treatment of asthma, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting the downstream action of IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

◦

Elarekibep was tested in a nebulized formulation and in two IV arms for pharmacokinetic, or PK, assessment in 54 healthy volunteers at nominal dose levels ranging from 0.25 mg to 400 mg in a phase 1 single-ascending dose, or SAD, study. Data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that elarekibep was well-tolerated when given as single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition) following inhalation. Elarekibep was also tested in a phase 1 multiple-ascending dose, or MAD, study in 30 patients that were randomized to receive delivered doses via nebulizer ranging from 2 mg to 60 mg (5 mg to 150 mg nominal dose) twice daily for nine consecutive days and one final dose on the 10th day, and 12 patients were randomized to receive placebo at the same intervals. We presented interim data from the elarekibep phase 1 MAD study at the European Respiratory Society International Congress in October 2019 and reported that elarekibep was well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb).

◦

The phase 2a asthma study is ongoing at multiple sites globally. This phase 2a study is a two-part, multi-center, placebo-controlled clinical study of elarekibep that will evaluate elarekibep at up to three dose levels using a dry powder formulation administered twice daily. In part 1a (1 mg and 3 mg dose safety) of the study, 31 asthma patients, controlled on standard of care (medium dose inhaled corticosteroids, or ICS, with long-acting beta agonists, or LABA), received elarekibep twice daily over four weeks to establish the safety profile and pharmacokinetics of the dry powder formulation of elarekibep. A safety review following completion of part 1a included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second, or FEV1. Following the safety review, AstraZeneca began enrollment of part 2a (1 mg and 3 mg dose efficacy) of the study to evaluate efficacy, safety, and pharmacokinetics of elarekibep administered twice daily to asthma patients, uncontrolled on medium dose ICS with LABA, that have a blood eosinophil count of ≥ 150 cells/μL and FeNO ≥ 25 ppb in the 1 mg and 3 mg arms and a placebo arm. Following a four-week run-in period, patients will be dosed and monitored over four weeks. FEV1 improvement at four weeks compared to placebo will be the primary endpoint in this portion of the study. Also following the safety review, AstraZeneca initiated part 1b of the study to evaluate the safety of the 10 mg dose in asthma patients controlled on standard of care who will receive elarekibep twice daily over four weeks, and part 1b has now completed enrollment. As with part 1a the safety review of part 1b included an evaluation, compared to placebo, of the incidence of adverse events, changes in laboratory markers (immuno-biomarkers, clinical chemistry, and hematology), and forced expiratory volume in one second, or FEV1. Evaluation of the data indicated that the 10 mg dose met the safety and tolerability criteria that would enable evaluation of a dose of up to 10 mg in future clinical trials. AstraZeneca conducted a reforecast of the study, which has taken into account the global challenges of recruiting for respiratory clinical trials caused by the continued impact of the COVID-19 pandemic, and has broadened enrollment criteria in part 2 (previously referenced as part 2a) of the study to facilitate recruitment of the study. AstraZeneca is focusing part 2 on the 3 mg cohort for the efficacy readout and is no longer enrolling for the 1 mg cohort. AstraZeneca no longer plans to enroll the 10 mg cohort for the efficacy readout (previously referenced as part 2b). AstraZeneca has additionally added several new countries and a significant number of additional clinical trial sites to further facilitate recruitment of the study.

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

•

In the second quarter of 2023, one discovery-stage program was jointly discontinued to focus resources on the one remaining and most advanced discovery-stage program included in the AstraZeneca alliance beyond elarekibep. The target and disease area remain undisclosed and Pieris retains co-development and U.S. co-commercialization options for the remaining discovery-stage program.

•

Our lead fully proprietary respiratory asset, PRS-220, an orally inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, is being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and other forms of fibrotic lung diseases. CTGF, a matricellular protein, has been demonstrated to be a driver of fibrotic tissue remodeling and the protein has been found over-expressed in lung tissue from patients suffering from IPF. Clinical data from a phase 2 study with pamrevlumab conducted by Fibrogen indicated that inhibition of CTGF reduced the decline in lung function in patients, thus demonstrating clinical proof of concept for this target.

◦	In 2021, we received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the PRS-220 program.

◦

We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021 demonstrating a more potent and durable target engagement profile compared to the clinical-stage, systemically delivered anti-CTGF antibody benchmark. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the systemically delivered antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the systemically administered antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice. In May 2023, preclinical data will be presented at the ATS 2023 International Conference, including data demonstrating that inhaled PRS-220 significantly reduced collagen deposition in a silica-induced lung fibrosis mouse model.

◦

We are conducting a phase 1 study of PRS-220 in healthy volunteers in Australia. The study is a randomized, two-part, blinded, placebo-controlled study, designed to assess the safety, tolerability, pharmacokinetics, and immunogenicity of single and multiple ascending doses of PRS-220 when administered by oral inhalation to healthy subjects. We expect to report the outcome of the study in the second half of 2023.

•

In May 2021, we also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. In April 2023, the ophthalmology program was discontinued jointly for scientific reasons and the companies continue to advance the respiratory program.

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

◦

In May 2023, preclinical data will be presented at the ATS 2023 International Conference demonstrating that PRS-400 reduced inflammation-driven goblet cell metaplasia and mucus hypersecretion in a therapeutic disease model.

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

◦

In July 2022, we received fast track designation from FDA for cinrebafusp alfa. In August 2022, we announced the decision to cease further enrollment in the two-arm, multicenter, open-label phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in phase 1 studies, including single agent activity in a monotherapy setting, and in the phase 2 study in HER2-expressing gastric cancer, giving the Company confidence in its broader 4-1BB franchise. In April 2023, clinical data showing an unconfirmed 100% objective response rate and promising emerging durability profile was presented at the American Association of Cancer research annual meeting. These data provided encouraging evidence of clinical activity for this program and we are considering a range of transaction to facilitate the continuation of cinrebafusp alfa, including an immuno-oncology focused spinout to traditional partnering transactions.

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

◦

We have already handed one of the programs in the Seagen collaboration, SGN-BB228 (also referenced as PRS-346), a CD228 x 4-1BB bispecific antibody-Anticalin compound, over to Seagen, which is responsible for further advancement and funding of the asset. In January 2023, the first patient was dosed in a Seagen-sponsored phase 1 study of SGN-BB228, upon which we achieved a $5.0 million milestone. Seagen presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting in November 2022. The program is one of three programs in the Seagen alliance, and we believe the previous achievement of a key development milestone for this program validates our approach in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. During the third quarter of 2021, we initiated the second program, and during the fourth quarter of 2022, we initiated the third program within the collaboration with Seagen. We retain a co-promotion option for one program in the Seagen collaboration in the United States.

◦

PRS-342/BOS-342 is a GPC3 x 4-1BB bispecific Mabcalin compound that we have exclusively licensed to Boston Pharmaceuticals. Boston Pharmaceuticals continues to advance PRS-342/BOS-342 towards the clinic, with phase 1 expected to begin in the coming months.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three months ended March 31, 2023 and 2022, we reported net losses of $13.2 million and $5.1 million, respectively. As of March 31, 2023, we had an accumulated deficit of $303.6 million. We expect to continue incurring substantial losses for the next several years as we continue to develop our clinical and preclinical drug candidates and programs. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three months ended March 31, 2023 and 2022 were from license and collaboration agreements with our partners.

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

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$1,936	$10,988

Research and development expenses	13,424	14,066
General and administrative expenses	4,023	4,379
Total operating expenses	17,447	18,445
Other (expense) income
Interest income	357	(3)
Grant income	2,028	2,130
Other income	(57)	229
Net loss	$(13,183)	$(5,101)

Revenues

The following table provides a comparison of revenues for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Customer revenue	$2,010	$11,180	$(9,170)
Collaboration revenue	(74)	(192)	118
Total Revenue	$1,936	$10,988	(9,052)

•

The $9.2 million decrease in customer revenue in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is driven by revenue recognized for the discontinuation of a program under the AstraZeneca collaboration and higher revenue recognized under both the Servier (due to achievement of a developmental milestone for PRS-352/S095025) and Genentech collaboration in the prior period.

•

The $0.1 million increase in collaboration revenues in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflects changes in the estimated progress for PRS-344/S095012 under the Servier collaboration in 2022 that led to higher revenue offsets in that period.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Respiratory	$4,146	$2,278	$1,868
Immuno-oncology	2,508	4,424	(1,916)
Other R&D activities	6,770	7,364	(594)
Total	$13,424	$14,066	(642)

•

The $1.9 million increase in our respiratory programs for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is due to higher overall program costs for PRS-220 and higher pre-clinical costs for discovery-stage programs, both partnered and proprietary, partially offset by lower pre-clinical costs for proprietary discovery stage programs.

•

The $1.9 million decrease in our IO programs for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is due primarily to a decrease in clinical costs for cinrebafusp alfa and lower license fees, offset slightly by higher pre-clinical costs for a partnered discovery-stage program and higher professional services and consulting.

•

The $0.6 million decrease in other research and development activities expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 is due primarily to lower personnel costs due to lower headcount and lower software costs.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended March 31, 2023 and $4.4 million for the three months ended March 31, 2022. The slight period-over-period decrease was driven primarily by lower professional services and consulting costs as well as lower insurance costs.

Other Income (Expense)

Our other income (expense) was $2.3 million for the three months ended March 31, 2023 and $2.4 million for the three months ended March 31, 2022. This period over period decrease was primarily due to slightly lower grant income recorded for PRS-220 and foreign exchange losses in the current period, partially offset by higher interest income on investments in the current period.

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

Through March 31, 2023, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, upfront and milestone payments), government grants and loans.

As of March 31, 2023, we had a total of $48.4 million in cash, cash equivalents and investments. We have incurred losses in every period since inception, including the three months ended March 31, 2023 and 2022, and have a total accumulated deficit of $303.6 million as of March 31, 2023.

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

The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$(10,996)	$(22,643)
Net cash (used in) investing activities	11,903	(16,948)
Net cash provided by financing activities	—	6,558

Net cash used in operating activities for the three months ended March 31, 2023 was $11.0 million compared to net cash used in operating activities of $22.6 million for the three months ended March 31, 2022.

Cash used by operations in the current period is impacted by lower deferred revenue, lower accrued expenses and higher prepaid expenses, offset partially by higher accounts payable. This compares to the impact of lower deferred revenue, primarily driven by higher revenue recognized for AstraZeneca and Servier, lower accounts payable and accrued expenses and higher prepaid expenses, offset partially by lower accounts receivables in the prior period.

Cash provided by investing activities for the three months ended March 31, 2023 was $11.9 million as compared to cash used in investing activities of $16.9 million for the same period in 2022. The change in net cash used is solely attributable to the impact of net investments changes (more maturities in the current period versus more purchases of investments in the comparable prior year period).

There was no cash provided by or used in financing activities for the three months ended March 31, 2023 as compared to $6.6 million for the same period in 2022. The prior period included sales under the ATM program.

In August 2021, we established the ATM Program under a sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The ATM Program, as amended, is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the three months ended March 31, 2023, we did not sell any shares under the ATM program.

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

We plan to raise additional capital to fulfill our operating and capital requirements through public or private equity financings, utilization of our current ATM Program, strategic collaborations, licensing arrangements, government grants and/or the achievement of milestones under our collaborative agreements. The funding requirements of our operating plans, however, are based on estimates that are subject to risks and uncertainties and may change as a result of many factors currently unknown. Although management continues to pursue these funding plans, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all. Until such time that we can generate substantial product revenues, if ever, we expect to finance our cash needs through a combination of equity offerings, debt financings, strategic partnerships, licensing arrangements and government grants. The terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.

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

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended on December 31, 2022 for a discussion of our critical accounting policies and estimates.

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

We believe that our most critical accounting policies are those relating to revenue recognition, contingencies, research and development expense and income taxes, and there have not been significant changes to our accounting policies discussed in the Annual Report on Form 10-K for the fiscal year ended on December 31, 2022.

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

•	An opportunity to continue utilizing the non-accelerated filer time-line requirements, which became applicable to us at the time of filing of our annual report for the year ending December 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023 for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

PIERIS PHARMACEUTICALS, INC.

May 10, 2023	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

May 10, 2023	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)