Form 10-Q
period 2023-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2023-08-10
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the registrant had 98,851,927 shares of common stock outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, potential strategic transactions or alternatives, our workforce reduction and related restructuring activities, our future financial and operating performance, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: our ability to successfully identify and implement any strategic transaction or strategic transactions that we may consummate in the future, on attractive terms or at all; our ability to realize the anticipated benefits of any strategic transaction; our ability to achieve anticipated cost savings and capital preservation as a result of our workforce reduction and related restructuring; our ability to partner our drug candidates, including cinrebafusp alfa, PRS-220, and PRS-400, on attractive terms or at all; the results of our research and development activities, including uncertainties relating to the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our or our partners' continued progress, if any, in the areas of co-stimulatory bispecifics and inhaled therapeutics; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our other future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our future financial performance; our ability to retain key personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; the receipt of royalty and milestone payments provided for in our collaboration agreements; our partners' ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we or our partners may obtain regulatory approval, and the rate and degree of market acceptance of any such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; our ability to continue to advance the phase 1 study for PRS-220; our ability to continue to advance PRS-400; Servier's ability to advance the phase 1 study for PRS-344/S095012; Seagen’s ability to continue to advance SGN-BB228 (also known as PRS-346); Boston Pharmaceuticals ability to continue to advance PRS-342/BOS-342; our other partners' ability to continue to advance programs out-licensed to them; the expected impact of new accounting standards; and delays or disruptions due to COVID-19 or geopolitical issues, including the conflict in Ukraine on our research, development, supply chain and clinical trials.

You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q or Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on March 31, 2023, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this document are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.0846 based on information provided by Xignite as of June 30, 2023.

iii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$44,938	$38,635
Short term investments	9,937	20,534
Accounts receivable	952	5,810
Prepaid expenses and other current assets	10,645	8,445
Total current assets	66,472	73,424
Property and equipment, net	16,163	16,992
Operating lease right-of-use assets	3,816	3,705
Other non-current assets	1,093	1,369
Total assets	$87,544	$95,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,604	$4,154
Accrued expenses and other current liabilities	9,082	11,605
Deferred revenues, current portion	17,683	20,824
Total current liabilities	34,369	36,583
Deferred revenue, net of current portion	759	18,734
Operating lease liabilities	11,918	12,244
Other long term liabilities	—	—
Total liabilities	47,046	67,561
Stockholders’ equity:
Preferred stock	—	—
Common stock	99	74
Additional paid-in capital	340,164	318,530
Accumulated other comprehensive loss	(137)	(254)
Accumulated deficit	(299,628)	(290,421)
Total stockholders’ equity	40,498	27,929
Total liabilities and stockholders’ equity	$87,544	$95,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Customer revenue	$20,086	$3,468	$22,096	$14,647
Collaboration revenue	(31)	230	(105)	39
Total revenue	20,055	3,698	21,991	14,686
Operating expenses
Research and development	14,328	11,947	27,752	26,013
General and administrative	3,664	4,081	7,687	8,460
Total operating expenses	17,992	16,028	35,439	34,473
Income (loss) from operations	2,063	(12,330)	(13,448)	(19,787)
Other income (expense)
Interest income	490	132	847	129
Grant income	1,584	1,184	3,612	3,314
Other income (loss)	(161)	676	(218)	905
Net income (loss)	$3,976	$(10,338)	$(9,207)	$(15,439)

Other comprehensive income (loss):
Foreign currency translation	287	(499)	45	(356)
Unrealized gain on available-for-sale securities	2	171	72	152
Comprehensive income (loss)	$4,265	$(10,666)	$(9,090)	$(15,643)
Net income (loss) per share
Basic	$0.05	$(0.14)	$(0.11)	$(0.21)
Diluted	$0.05	$(0.14)	$(0.11)	$(0.21)
Weighted average number of common shares outstanding
Basic	87,639	74,125	81,115	73,919
Diluted	87,826	74,125	81,115	73,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Three Months Ended June 30, 2022 and 2023

							Accumulated
	Preferred shares		Common shares			Additional	other		Total
	No. of	Share	No. of	Share	ATM proceeds	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	receivable	capital	income (loss)	deficit	equity
Balance as of March 31, 2022	16	$—	74,098	$74	$—	$314,668	$953	$(262,245)	$53,450
Net loss	—	—	—	—	—	—	—	(10,338)	(10,338)
Foreign currency translation adjustment	—	—	—	—	—	—	(499)	—	(499)
Unrealized loss on investments	—	—	—	—	—	—	171	—	171
Stock based compensation expense	—	—	—	—	—	1,301	—	—	1,301
Issuance of common stock resulting from exercise of stock options	—	—	3	—	—	10	—	—	10
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	69	—	—	104	—	—	104
Issuance of common stock pursuant to ATM offering program, net of de minimis offering costs	—	—	88	—	—	166	—	—	166
Balance at June 30, 2022	16	$—	74,257	$74	$—	$316,249	$625	$(272,583)	$44,365

Balance as of March 31, 2023	16	$—	74,519	$74	$—	$319,414	$(426)	$(303,604)	$15,458
Net income	—	—	—	—	—	—	—	3,976	3,976
Foreign currency translation adjustment	—	—	—	—	—	—	287	—	287
Unrealized gain on investments	—	—	—	—	—	—	2	—	2
Stock based compensation expense	—	—	—	—	—	1,048	—	—	1,048
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	72	1	—	51	—	—	52
Issuance of common stock pursuant to ATM offering program, net of $0.7 million in offering costs	—	—	24,261	24	—	19,651	—	—	19,675
Balance at June 30, 2023	16	$—	98,852	$99	$—	$340,164	$(137)	$(299,628)	$40,498

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Six Months Ended June 30, 2022 and 2023

							Accumulated
	Preferred shares		Common shares			Additional	other		Total
	No. of	Share	No. of	Share	ATM proceeds	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	receivable	capital	income (loss)	deficit	equity
Balance at December 31, 2021	16	$—	72,222	$72	$—	$306,998	$829	$(257,144)	$50,755
Net loss	—	—	—	—	—	—	—	(15,439)	(15,439)
Foreign currency translation adjustment	—	—	—	—	—	—	(356)	—	(356)
Unrealized loss on investments	—	—	—	—	—	—	152	—	152
Stock based compensation expense	—	—	—	—	—	2,479	—	—	2,479
Issuance of common stock resulting from exercise of stock options	—	—	46	—	—	95	—	—	95
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	69	—	—	104	—	—	104
Issuance of common stock pursuant to ATM offering program, net of $0.3 million in offering costs	—	—	1,920	2	—	6,573	—	—	6,575
Balance at June 30, 2022	16	$—	74,257	$74	$—	$316,249	$625	$(272,583)	$44,365

Balance at December 31, 2022	16	$—	74,519	$74	$—	$318,530	$(254)	$(290,421)	$27,929
Net loss	—	—	—	—	—	—	—	(9,207)	(9,207)
Foreign currency translation adjustment	—	—	—	—	—	—	45	—	45
Unrealized gain on investments	—	—	—	—	—	—	72	—	72
Stock based compensation expense	—	—	—	—	—	1,932	—	—	1,932
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	72	1	—	51	—	—	52
Issuance of common stock pursuant to ATM offering program, net of $0.7 million in offering costs	—	—	24,261	24	—	19,651	—	—	19,675
Balance at June 30, 2023	16	$—	98,852	$99	$—	$340,164	$(137)	$(299,628)	$40,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(9,207)	$(15,439)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,363	1,428
Right-of-use asset (accretion) amortization	(67)	(5)
Stock-based compensation	1,932	2,479
Realized investment (losses) gains	(53)	40
Other non-cash transactions	(110)	214
Changes in operating assets and liabilities	(18,285)	(26,938)
Net cash provided by (used in) operating activities	(24,427)	(38,221)
Investing activities:
Purchases of property and equipment	(115)	(1,018)
Proceeds from maturity of investments	18,895	4,850
Purchases of investments	(8,243)	(31,645)
Net cash (used in) investing activities	10,537	(27,813)
Financing activities:
Proceeds from exercise of stock options	—	95
Proceeds from employee stock purchase plan	52	104
Proceeds from issuance of common stock resulting from ATM sales, net of $0.7 million in transaction costs	19,729	6,640
Net cash provided by financing activities	19,781	6,839
Effect of exchange rate change on cash and cash equivalents	412	(4,312)
Net increase (decrease) in cash and cash equivalents	6,303	(63,507)
Cash and cash equivalents at beginning of period	38,635	117,764
Cash and cash equivalents at end of period	$44,938	$54,257
Supplemental cash flow disclosures:
Net unrealized gain on investments	$72	$152
Property and equipment included in accounts payable	$74	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Corporate Information

Pieris Pharmaceuticals, Inc. was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company that was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries, hereinafter collectively Pieris, or the Company, has historically been a clinical-stage biopharmaceutical company that discovers and develops Anticalin®-based drugs to target validated disease pathways in unique and transformative ways. Pieris’ corporate headquarters is located in Boston, Massachusetts and its research facility is located in Hallbergmoos, Germany.

Pieris’ clinical pipeline includes an inhaled Anticalin protein targeting connective tissue growth factor to treat idiopathic pulmonary fibrosis, an immuno-oncology, or IO, bispecific targeting 4-1BB and PD-L1, which is being advanced by Servier, and an IO bispecific targeting 4-1BB and CD228, which is being advanced by Seagen. The Company’s core Anticalin technology and platform were developed in Germany, and the Company has partnership arrangements with several major multi-national pharmaceutical companies.

The Company has historically been subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval and reimbursement for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, and reliance on third-party manufacturers, suppliers, and service providers. The Company has historically devoted substantially all of its financial resources and efforts to research and development and general and administrative expenses to support such research and development. Going forward and as explained in more detail below, the Company plans to devote substantial time and resources into exploring strategic transactions that the Company's board of directors believes would maximize shareholder value.

Strategic Update and Reduction in Force

On July 18, 2023, the Company announced its intention to explore engaging in one or more strategic transactions, including mergers, reverse mergers, acquisitions, other business combinations or sales of assets, or other strategic transactions. This decision was primarily related to recent events that have impacted the Company’s inhaled respiratory franchise, including AstraZeneca's discontinuation of enrollment of the Phase 2a study for elarekibep. As part of this initiative, the Company engaged Stifel, Nicolaus & Company, Incorporated to serve as strategic advisor in its review of strategic transactions. In addition, the Company announced its intention to explore potential partnerships for its therapeutic programs for cinrebafusp alfa (PRS-343), PRS-220 and PRS-400.

Also on July 18, 2023, the Company’s board of directors approved a reduction in the Company’s workforce by approximately 70%.  The Company estimates that it will incur approximately $3.4 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits and that these costs will be incurred in the third quarter of 2023. The Company anticipates incurring additional retention costs in connection with the restructuring, however, such costs cannot be reasonably estimated as of the time of the filing of this Quarterly Report on Form 10-Q.

Going Concern Uncertainties

As of June 30, 2023, cash, cash equivalents, and investments were $54.9 million. For the three months ended June 30, 2023 and 2022, the Company had net income of $4.0 million and a net loss of $10.3 million, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $299.6 million as of June 30, 2023. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for the foreseeable future prior to the consummation of a strategic transaction.

As part of the Company's decision to explore strategic transactions, the Company implemented a plan to limit a substantial portion of its research, development and clinical projects, including stopping future investments in PRS- 220 phase 2a readiness activities and research and development activities for PRS- 400, opting out of co-development of PRS- 344/S095012 in the U.S., and reducing discretionary expenditures and other fixed or variable personnel costs.

Further investments in these or other programs could be reevaluated in the future if the Company is successfully able to consummate strategic transactions or collaborations, licensing arrangements, or public or private equity financings. Furthermore, the Company expects to devote substantial time and resources to exploring strategic transactions that the board of directors believe will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic transactions, there can be no assurance that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company has not set a timetable for completion of this strategic review process, and the board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. In addition, if the Company seeks to raise additional capital to fulfill its operating and capital requirements through public or private equity financings, utilization of its current “at the market offering” program, or ATM Program, strategic collaborations, licensing arrangements, government grants and/or the achievement of milestones under its collaborative agreements, there is no assurance that the Company would be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all, and the terms of any future financing may adversely affect the holdings or the rights of the Company’s existing stockholders. On the basis of the Company’s approved budget and actions within management’s control, the Company believes that its currently available funds will be sufficient to fund the Company’s remaining limited operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. The Company’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.

2.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material additions to the significant accounting policies for the six months ended June 30, 2023.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

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

Collaborative Arrangements

The Company considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which it is an active participant and exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and exposed to the significant risks and rewards with respect to the arrangement, it accounts for these arrangements pursuant to ASC 808, Collaborative Arrangements, or ASC 808, and applies a systematic and rational approach to recognize revenue. The Company classifies payments received as revenue and payments made as a reduction of revenue in the period in which they are earned. Revenue recognized under a collaborative arrangement involving a participant that is not a customer is presented as Collaboration Revenue in the condensed consolidated statement of operations.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. A contract may contain variable consideration, including potential payments for both milestone and research and development services. For certain potential milestone payments, the Company estimates the amount of variable consideration by using the most likely amount method. In making this assessment, the Company evaluates factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Each reporting period the Company re-evaluates the probability of achievement of such variable consideration and any related constraints. The Company will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. For potential research and development service payments, the Company estimates the amount of variable consideration by using the expected value method, including any approved budget updates arising from additional research or development services.

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

Government Grants

The Company recognizes grants from governmental agencies when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to evaluate whether the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, grant income related to research and development costs is recognized as such expenses are incurred. Grant income is included as a separate caption within Other income (expense), net in the condensed consolidated statements of operations.

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

Income Taxes

While the Company generated pretax income for the quarter ended June 30, 2023, the Company is in a net loss position for the six-month period ended June 30, 2023 and the Company is expecting to be in an annual book and tax loss position for the 2023 fiscal year. Additionally, a significant portion of the current year actual and estimated revenue has already been recognized for tax purposes. The Company continues to maintain a full valuation allowance on its net deferred tax assets.

Recent Accounting Pronouncements Adopted

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

The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Seagen	$3,486	$2,607	$4,909	$2,919
AstraZeneca	4,056	(130)	4,490	4,623
Servier	(31)	230	(105)	4,964
Genentech	12,544	991	12,697	2,180
Total Revenue	$20,055	$3,698	$21,991	$14,686

Under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
Seagen	$759	$450
Servier	98	106
Boston Pharmaceuticals	88	265
Total potential milestone payments	$945	$821

The above table is reflective of changes after certain subsequent events under the AstraZeneca and Servier collaborations as discussed below and should be considered to be current as of the date of the filing of this quarterly report, or August 10, 2023.

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

Under the terms of the Genentech Agreement, the Company was responsible for discovery and preclinical development of two initial programs. In April and May 2023, Genentech and the Company decided to discontinue the discovery-stage programs in ophthalmology and respiratory, respectively, for scientific reasons. Pursuant to this decision, the material right performance obligations related to the target swaps for these programs also expired. Based on these decisions, there are no more active performance obligations remaining under the collaboration and the Company recognized the remaining revenue, or $12.5 million, under the collaboration in the current quarter.

Genentech still has an option to select additional programs with the payment of a $10 million fee per additional program. If Genentech exercises its option to start additional programs, the Company would be eligible to receive additional milestone payments, as well as tiered royalty payments on net sales, subject to certain standard reductions and offsets. Genentech’s options to nominate two additional collaboration targets of their choosing is subject to the legal availability of the target to be researched.

Boston Pharmaceuticals

On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an Exclusive Product License Agreement, or the BP Agreement, to develop PRS-342/BOS-342, a 4-1BB/GPC3 preclinical immuno-oncology MabcalinTM  (antibody-Anticalin fusion) protein.

Under the term of the BP Agreement, Boston Pharmaceuticals exclusively licensed worldwide right to PRS-342/BOS-342. The Company received an upfront payment of $10.0 million and is further entitled to receive development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of PRS-342/BOS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the BP Agreement or a change of control of Boston Pharmaceuticals. The Company also contributed $4.0 million toward manufacturing activities.

The amounts allocated to the performance obligations did not meet the criteria to be recognized over time on a proportional performance basis and thus will be recognized at a point in time. The Company determined that the performance obligation will be fully satisfied when all of the deliverables in the combined performance obligation are transferred to Boston Pharmaceuticals as that is the point at which Boston Pharmaceuticals can fully use and benefit from the license to PRS-342/BOS-342. In the fourth quarter of 2021, the Company transferred all deliverables to Boston Pharmaceuticals related to the one performance obligation under the collaboration. Therefore, the Company recognized the full transaction price as revenue in 2021 and there are no remaining obligations.

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

Under the terms of the Seagen Agreements, the companies agreed to pursue multiple antibody-Anticalin fusion proteins during the research phase. The Seagen Agreements provide Seagen a base option to select up to three programs for further development. Prior to the initiation of a pivotal trial, the Company may opt into global co-development and U.S. commercialization of the second program and share in global costs and profits on an equal basis. Seagen agreed to solely develop, fund and commercialize the other two programs. Seagen may also decide to select additional candidates from the initial research phase for further development in return for the payment to the Company of additional fees, milestone payments and royalties.

The Seagen Platform License grants Seagen a non-exclusive license to certain intellectual property related to the Anticalin platform technology.

Upon signing the Seagen Agreements, Seagen paid the Company a $30.0 million upfront fee and an additional $4.9 million was estimated to be paid for research and development services as reimbursement to the Company through the end of the research term. In addition, the Company may receive tiered royalties on net sales up to the low double-digits and up to $1.2 billion in total success-based research, development, commercial and sales milestones payments across the product candidates, depending on the successful development and commercialization of those candidates. If Seagen exercises its option to select additional candidates from the initial research phase for further development, the Company would be entitled to additional fees, and potential milestone payments and royalties.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the anticipated research term for all research programs. As of June 30, 2023, there was $10.4 million of aggregate transaction price allocated to remaining performance obligations.

On March 24, 2021, the Company announced that Seagen made a strategic equity investment in the Company, and that the companies had entered into a combination study agreement, or the Combination Study Agreement, to evaluate the safety and efficacy of combining Pieris’ cinrebafusp alfa with Seagen’s tucatinib, a small-molecule tyrosine kinase HER2 inhibitor, for the treatment of gastric cancer patients expressing lower HER2 levels. Enrollment into the phase 2 study was ceased in August 2022 as part of a strategic pipeline prioritization, and the Combination Study Agreement was terminated. The companies have also entered into an Amended and Restated License and Collaboration Agreement, or the Second Seagen Amendment, in which their existing IO collaboration agreement has been amended relating to joint development and commercial rights for the second program in the alliance. In connection with the agreements described above, the Company and Seagen also entered into a subscription agreement, or the Seagen Subscription Agreement.

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

As of June 30, 2023, there were $9.4 million and $0.8 million of current and non-current deferred revenue, respectively, related to the Seagen Agreements.

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

In addition to elarekibep (formerly known as PRS-060/AZD1402), or the AstraZeneca Lead Product, the Company and AstraZeneca agreed to collaborate, under the original terms of the AstraZeneca Collaboration Agreement, to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products. As of June 30, 2023, the AstraZeneca Lead Product and three of the four AstraZeneca Collaboration Products had been discontinued. The first two discovery-stage programs were previously discontinued in 2022, which led to approximately $9.7 million in revenue recognized due to these discontinuations. Elarekibep and the third discovery-stage program were discontinued in the second quarter of 2023. There was no effect to revenue as a result of the discontinuation of elarekibep, while the discontinuation of the third discovery program led to recognition of $4.0 million of revenue in the quarter ended June 30, 2023.

On July 17, 2023, AstraZeneca notified the Company of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, effective October 15, 2023. AstraZeneca’s decision to terminate the Agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates previously disclosed by the Company. As a result of this, $3.5 million of aggregate transaction price allocated to remaining performance obligation is classified as current deferred revenue as of June 30, 2023 and will be recognized in revenue in the third quarter of 2023. With the termination of the AstraZeneca Agreements, there are no more active performance obligations related to the collaboration. Following the termination date, the Company will be free to choose to further develop its assets that were the subject of the Agreements; the Company will evaluate the programs and its rights under the Agreements and determine its strategic options after its review.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. As of June 30, 2023, the remaining balance of the asset recognized from transaction costs to obtain the AstraZeneca contract was $0.1 million. Amortization during the three and six months ended June 30, 2023 was $0.1 million. Amortization during the three and six months ended June 30, 2022 was de minimis and $0.2 million, respectively.

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

In the first quarter of 2022, the Company satisfied the performance obligation related to the material right for PRS-352/S095025, which led to point-in-time recognition of revenue for $4.9 million of revenue previously deferred. In the fourth quarter of 2022, Servier discontinued development of PRS-352/S095025 based upon a strategic portfolio review. Since inception, four of the five initially committed programs have been discontinued by Servier. The Company does not presently intend to continue development of the four discontinued programs but retains full rights to advance the development and commercialization of those products on a world-wide basis in the future.

In July 2023, the Company notified Servier of its decision to opt out co-development and commercialization of PRS- 344/S095012, a 4- 1BB/PD- L1 bispecific Mabcalin protein, in the U.S. After the notification period under the Servier Agreements lapses, Servier will retain exclusive, even as to the Company, worldwide rights to the program, including the right to continue to advance development and potential commercialization of PRS- 344/S095012 in the U.S. As a result of the Company's decision to opt out of co-development, the Company will be entitled to increased royalty rates and potential royalties and milestones, if any, for PRS- 344/S095012 under the terms of the Servier Agreement. With the decision to opt out of co-development of PRS- 344/S095012, the Company reclassified the remaining deferred revenue under the collaboration to short-term to be recognized in revenue in the third quarter of 2023 and there were no more active co-development programs under the collaboration.

As of June 30, 2023, there was $4.7 million of aggregate transaction price allocated to remaining performance obligations under the Servier Agreements, all of which was classified as current deferred revenue .

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

There were no additions to deferred revenue during the three and six months ended June 30, 2023. Reductions to deferred revenue were $19.9 million and $21.6 million for the three and six months ended June 30, 2023, respectively.

4.    Grant Income

One of the Company's proprietary respiratory assets is PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, and it is being developed as a local treatment for idiopathic pulmonary fibrosis and other forms of fibrotic lung diseases. In June 2021, the Company was selected to receive a €14.2 million (approximately $17.0 million as of June 2021) grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy (the Bavarian Grant) supporting research and development for the program.

The Bavarian Grant provides partial reimbursement for qualifying research and development activities on PRS-220, including drug manufacturing costs, activities and costs to support an IND filing, and phase 1 clinical trials costs. The Bavarian Grant provides reimbursement of qualifying costs incurred through June 2023 (with submissions for reimbursements allowed through August 2023). The Company has applied for a six-month extension that would enable the Company to request reimbursement of qualifying costs incurred by December 2023 (with submission for reimbursements allowed through February 2024). The timing of reimbursements follows the expected development timeline of this program. Qualifying costs incurred may exceed the annual grant funding thresholds. If the Company receives any proceeds from the sale of or licensing income from PRS-220, the funds available for reimbursement will be reduced proportionally, if they are obtained prior to December 2023, the extended reimbursement period if the extension application is approved. In this case, the Company may also be required to refund some or all of the amounts received under the grant. The Company is required to communicate the amount of such proceeds to the Bavarian Ministry of Economic Affairs, Regional Development and Energy in each case with the request to draw down the funds. In addition, the Company is required to communicate if there is a change in control or other event that would impact the continuation of PRS-220 to the Bavarian project agency, in which case the Company may be required to refund some or all of amounts received under the grant.

5.    Cash, cash equivalents and investments

As of  June 30, 2023 and December 31, 2022, cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S. and foreign treasury securities, asset-backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at June 30, 2023 and December 31, 2022.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2023
Money market funds, included in cash equivalents	$36,705	$36,705	$—	$—
Investments - US treasuries	8,141	8,141	—	—
Investments - Corporate bonds	1,796	—	1,796	—
Total	$46,642	$44,846	$1,796	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022
Money market funds, included in cash equivalents	$17,618	$17,618	$—	$—
Investments - US treasuries	3,573	3,573	—	—
Investments - Foreign treasuries	896	896	—	—
Investments - Asset-backed securities	499	—	499	—
Investments - Corporate bonds	15,566	—	15,566	—
Total	$38,152	$22,087	$16,065	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of June 30, 2023.

Investments at June 30, 2023 consisted of the following (in thousands):

	Contractual maturity
	(in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
US treasuries	20-160	$8,141	$1	$(1)	$8,141
Corporate bonds	5-47	1,797	—	(1)	1,796
Total		$9,938	$1	$(2)	$9,937

The Company recorded no realized gains or losses and $0.1 million in realized losses from the maturity of available-for-sale securities during the three and six months ended June 30, 2023, respectively, and recorded de minimis gains from the maturity of available-for-sale securities during the three and six months ended June 30, 2022.

As of June 30, 2023, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

6.    Property and equipment, net

Property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Laboratory furniture and equipment	$12,258	$11,970
Office furniture and equipment	1,761	1,861
Computer equipment	353	364
Leasehold improvements	12,312	12,444
Property and equipment, cost	26,684	26,639
Accumulated depreciation	(10,521)	(9,647)
Property and equipment, net	$16,163	$16,992

7.    Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Research and development fees	$3,847	$5,758
Compensation expense	2,125	3,015
Accrued accounts payable	1,531	1,245
Lease liabilities	910	859
Other current liabilities	497	483
Accrued license obligations	172	245
Total	$9,082	$11,605

8.    Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net income (loss) per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net income (loss) per share, as their effect would be anti-dilutive for all periods presented, with the exception of the three months ended June 30, 2023.

A reconciliation of basic and diluted net income (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$3,976	$(10,338)	$(9,207)	$(15,439)
Basic weighted average common shares outstanding	87,639	74,125	81,115	73,919
Weighted average common equivalent shares	187	—	—	—
Diluted weighted average common shares outstanding	87,826	74,125	81,115	73,919
Basic net income (loss) per share	$0.05	$(0.14)	$(0.11)	$(0.21)
Diluted net income (loss) per share	$0.05	$(0.14)	$(0.11)	$(0.21)

As of June 30, 2023 and 2022, and as calculated using the treasury stock method, approximately 41.2 million and 39.6 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity

The Company had 300,000,000 shares authorized and 98,851,927 and 74,519,103 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively, with a par value of $0.001 per share.

The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of June 30, 2023 and December 31, 2022. Preferred stock has a par value of $0.001 per share, and consists of the following:

•	Series A Convertible, 85 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.
•	Series B Convertible, 4,026 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.
•	Series C Convertible, 3,506 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.
•	Series D Convertible, 3,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.
•	Series E Convertible, 5,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.

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

At the 2021 Annual Meeting of Stockholders, held on June 25, 2021, the Company’s stockholders approved the first amendment to the 2020 Plan to add 2,250,000 shares for issuance under the 2020 Plan. At the 2022 Annual Meeting of Stockholders held on June 22, 2022, the Company’s stockholders approved a second amendment to the 2020 Plan to add 3,000,000 shares of common stock for issuance under the 2020 Plan. At the 2023 Annual Meeting of Stockholders held on June 21, 2023, the Company’s stockholders approved a third amendment to the 2020 Plan to add 6,000,000 shares of common stock for issuance under the 2020 Plan.

2023 Employee Stock Purchase Plan

At the 2023 Annual Meeting of Stockholders, the Company’s stockholders approved the 2023 Employee Stock Purchase Plan, or the 2023 ESPP. The 2023 ESPP provides eligible employees with the opportunity to purchase shares of our common stock at a discount, on a tax-favored basis, through regular payroll deductions in compliance with federal tax regulations. The Company has reserved 750,000 shares of common stock for issuance under the 2023 ESPP.

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

For the six months ended June 30, 2023, the Company sold  24.3 million shares for gross proceeds of $20.3 million under the ATM program at an average stock price of $0.84 per share. For the six months ended June 30, 2022, the Company sold 1.9 million shares for gross proceeds of $6.9 million under the ATM Program at an average stock price of $3.57 per share.

10.    Leases

In August 2015, the Company entered into a sublease to lease approximately 3,950 square feet of office space in Boston, Massachusetts. The Company did not extend the sublease, which expired on December 31, 2022.

In October 2018, Pieris GmbH entered into a new lease for office and laboratory space located in Hallbergmoos, Germany, or the Hallbergmoos Lease. Under the Hallbergmoos Lease, which commenced in February 2020 and provides an initial rental term of 12.5 years, Pieris GmbH rents approximately 105,000 square feet. An additional approximately 22,300 square feet is expected to be delivered by the lessor by October 2024. The Company has the option to extend the Hallbergmoos Lease for two additional 60 month periods, but does not currently plan to exercise the option to extend the lease expiration beyond its current expiration date. Pieris GmbH may sublease space within the leased property with lessor’s consent, which may not be unreasonably withheld.

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

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$287	$331	$574	$680
Variable lease costs (1)	204	165	388	324
Total lease cost	$491	$496	$962	$1,004

(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

The following table summarizes the weighted-average remaining lease term and discount rate:

As of June 30, 2023
Weighted-average remaining lease term (years)	9.1
Weighted-average discount rate	10.5%

Cash paid for amounts included in the measurement of the lease liabilities were $0.5 million and $0.6 million, respectively, for the three months ended June 30, 2023 and 2022.

As of June 30, 2023, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2023	$1,070
2024	2,141
2025	2,141
2026	2,141
2027	2,141
Thereafter	9,812
Total undiscounted lease payments	19,446
Less: present value adjustment	(6,619)
Present value of lease liabilities	$12,827

Not included in the above table are amounts to be paid for the Hallbergmoos Lease expansion expected to commence in October 2024. This amount is estimated to be $3.9 million in aggregate for the period of October 2024 through the end of the lease term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as well as those included in this Quarterly Report on Form 10-Q.

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

Overview

We have historically been a clinical-stage biotechnology company that discovers and develops Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies, including Servier, Seagen, and Boston Pharmaceuticals in IO.

In July 2023, we announced our intention to explore engaging in one or more strategic transactions, such as an acquisition, company sale, merger, reverse merger, divestiture of assets, or other strategic transactions, as well as the potential for new or expanded partnerships to advance our therapeutic programs including cinrebafusp alfa (PRS-343), PRS-220 and PRS-400. This decision was primarily related to recent events that impacted our inhaled respiratory franchise, including AstraZeneca's discontinuation of enrollment of the Phase 2a study for elarekibep. We have retained Stifel, Nicolaus & Company, Incorporated as our exclusive advisor to consider a range of strategic options. In July 2023, we also approved a reduction in our workforce by approximately 70%.

Discovery and Development Programs

We expect to devote substantial time and resources to exploring strategic transactions that the board of directors believes will maximize stockholder value and have scaled back and may decide to further defer, limit, or discontinue all or a substantial portion of our research, development and clinical projects, and seek to further reduce our expenses. Our discovery and development programs are in varying stages and include:

•

Elarekibep, our respiratory program which was partnered with AstraZeneca for the treatment of asthma, is a drug candidate that antagonizes IL-4Rα, thereby inhibiting the downstream action of IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

◦

Elarekibep was tested in a phase 1 single-ascending dose study and data from that study were presented at the American Thoracic Society International Conference in May 2019 showing that elarekibep was well-tolerated when given as single inhaled or intravenous doses to healthy volunteers and there was systemic target engagement (as measured by pSTAT6 inhibition) following inhalation. Elarekibep was also tested in a phase 1 multiple-ascending dose study, and interim data from this study was presented at the European Respiratory Society International Congress in October 2019 and reported that elarekibep was well-tolerated at all doses, led to a statistically significant reduction in FeNO, a validated biomarker for eosinophilic airway inflammation, and showed dose-dependent systemic target engagement in patients with mild asthma and elevated levels of FeNO (≥ 35ppb).

◦

The phase 2a study was a two-part, multi-center, placebo-controlled clinical study of elarekibep that was designed to evaluate elarekibep at up to three dose levels using a dry powder formulation administered twice daily.

◦

In June 2023, AstraZeneca communicated to us its decision to discontinue and cease dosing in the ongoing clinical studies of elarekibep. This decision was based on lung findings from a non-clinical 13-week GLP toxicology study with dry powder inhaler-formulated elarekibep, which did not support long-term use and progression to later-stage development. The 13-week non-human primate study included three active dose cohorts. AstraZeneca concluded that there were no clinical observations across any of the doses but that there were respiratory tract pathology findings. These findings included inflammation-mediated lung tissue damage, which did not appear to be dose related. AstraZeneca’s decision was made independent of any data from the Phase 2a study.

◦

In July 2023, AstraZeneca notified us that it was terminating the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, as discussed in more detail under "Recent Developments" below.

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

◦

We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021 demonstrating a more potent and durable target engagement profile compared to the clinical-stage, systemically delivered anti-CTGF antibody benchmark. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the systemically delivered antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the systemically administered antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice. In May 2023, preclinical data were presented at the American Thoracic Society (ATS) 2023 International Conference, including data demonstrating that inhaled PRS-220 significantly reduced collagen deposition in a silica-induced lung fibrosis mouse model.

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

◦	In July 2023, we announced that we are focusing on exploring partnerships to advance PRS-220.

•

In May 2021, we also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. In April and May 2023, the ophthalmology and respiratory programs were jointly discontinued, respectively.

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

◦

In May 2023, preclinical data were presented at the ATS 2023 International Conference demonstrating that PRS-400 reduced inflammation-driven goblet cell metaplasia and mucus hypersecretion in a therapeutic disease model. In July 2023, we announced that the Company was focusing on exploring partnerships to advance PRS-400.

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

◦

In July 2022, we received fast track designation from FDA for cinrebafusp alfa. In August 2022, we announced the decision to cease further enrollment in the two-arm, multicenter, open-label phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in phase 1 studies, including single agent activity in a monotherapy setting, and in the phase 2 study in HER2-expressing gastric cancer, giving the Company confidence in its broader 4-1BB franchise. In April 2023, clinical data showing an unconfirmed 100% objective response rate and promising emerging durability profile were presented at the American Association of Cancer Research annual meeting. This data provided encouraging evidence of clinical activity for this program. In July 2023, we announced that we are focusing on exploring new or expanded partnerships to advance cinrebafusp alfa.

•

PRS-344/S095012 is a bispecific Mabcalin compound comprising a PD-L1-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. PRS-344/S095012 is being developed by Servier on a worldwide basis.

◦	The first patient in phase 1/2 study of PRS-344/S095012 was dosed in November 2021 and the study is being conducted in multiple countries, including the United States.

◦

The first-in-human phase 1/2 multicenter open-label dose escalation study is designed to determine the safety and preliminary activity of PRS-344/S095012 in patients with advanced and/or metastatic solid tumors.

◦

In July 2023, we notified Servier that we were opting out of co-development and commercialization of PRS-344/S095012 in the U.S. After the notification period lapses under the terms of the Servier agreement, Servier will retain exclusive, even as to us, worldwide rights to the program including the right to advance development and potential commercialization in the U.S. As a result of our election to opt out, we will be entitled to increased royalty rates and potential royalties and milestones, if any, for PRS-344/S09501.

•

Our IO portfolio also includes additional drug candidates beyond PRS-344/S095012 that are multi-specific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics. Other IO drug candidates are being developed as part of our collaborations with Seagen and Boston Pharmaceuticals.

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

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and six months ended June 30, 2023 and 2022, we reported net income of $4.0 million and net loss of  $10.3 million, respectively. As of June 30, 2023, we had an accumulated deficit of $299.6 million. We expect to continue incurring substantial losses as we devote substantial time and resources into exploring strategic transactions. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and six months ended June 30, 2023 and 2022 were from license and collaboration agreements with our partners.

A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. At each period end, we remeasure assets and liabilities to the functional currency of that entity (for example, U.S. dollar payables recorded by our subsidiary, Pieris Pharmaceuticals GmbH). Remeasurement gains and losses are recorded in the statement of operations line item “Other income (expense)”. All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average rate during the period. Equity transactions are translated using historical exchange rates. All adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss.

Recent Developments

Termination of AstraZeneca Agreement

On July 17, 2023, AstraZeneca notified us of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, effective October 15, 2023. AstraZeneca’s decision to terminate these agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates previously disclosed by us. Following the termination date, we will be free to choose to further develop our assets that were the subject of these agreements; we will review the programs and our rights under these agreements and determine our strategic options after our review.

Strategic Update and Reduction in Force

On July 18, 2023, we announced our intention to explore strategic transactions, including mergers, reverse mergers, acquisitions, and other business combinations or sales of assets, among others. As part of this initiative, we engaged Stifel, Nicolaus & Company, Incorporated to serve as strategic advisor in our review of strategic transactions. In addition, we announced our intention to explore potential partnerships for our therapeutic programs, including cinrebafusp alfa (PRS-343), PRS-220 and PRS-400.

On July 18, 2023, we announced that our board of directors approved a reduction in our workforce by approximately 70%.  We estimate that we will incur approximately $3.4 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits and that these costs will be incurred in the third quarter of 2023. We anticipate incurring additional retention costs related to the restructuring, however, such costs cannot be reasonably estimated as of the time of the filing of this Quarterly Report on Form 10-Q.

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

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We have historically incurred substantial expenses in developing our clinical and preclinical drug candidates and programs, and currently expect to incur reduced expenses in the near term as a result of our decision to scale back our research, development and clinical projects, including stopping future investments in PRS-220 phase 2a readiness activities and research and development activities for PRS-400, and opting out of co-development of PRS-344/S095012 in the U.S. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on our proprietary IO and respiratory programs, cinrebafusp alfa (PRS-343), PRS-220 and PRS-400 and partnering these programs to continue to advance them into or through the clinic.

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

Workforce Reduction and Other Restructuring Costs

Workforce reduction and other restructuring costs consist of severance, employee termination, retention, and other related costs. We anticipate that such costs may increase in the future as we continue our comprehensive review of strategic transactions focused on maximizing stockholder value.

Results of Operations

Comparison of the three and six months ended June 30, 2023 and 2022

The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$20,055	$3,698	$21,991	$14,686

Research and development expenses	14,328	11,947	27,752	26,013
General and administrative expenses	3,664	4,081	7,687	8,460
Total operating expenses	17,992	16,028	35,439	34,473
Other (expense) income
Interest income	490	132	847	129
Grant income	1,584	1,184	3,612	3,314
Other (expense) income	(161)	676	(218)	905
Net income (loss)	$3,976	$(10,338)	$(9,207)	$(15,439)

Revenues

The following table provides a comparison of revenue for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Increase/(Decrease)
Customer revenue	$20,086	$3,468	$16,618
Collaboration revenue	(31)	230	(261)
Total Revenue	$20,055	$3,698	16,357

•

The $16.6 million increase in customer revenue in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is driven primarily by revenue recognized (approximately $12.5 million) for the discontinuation of two discovery-stage and associated target swaps under the Genentech collaboration as well as the discontinuation of a discovery-stage program under the AstraZeneca collaboration (approximately $3.9 million).

•

The $0.3 million decrease in collaboration revenues in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 reflects increased Servier efforts and expenses for PRS-344/S095012 that offsets our portion of revenue under the Servier collaboration.

The following table provides a comparison of revenues for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)
Customer revenue	$22,096	$14,647	$7,449
Collaboration revenue	(105)	39	(144)
Total Revenue	$21,991	$14,686	7,305

•

The $7.4 million increase in customer revenue in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is driven primarily by revenue recognized (approximately $12.5 million) for the discontinuation of two discovery-stage programs and associated target swaps under the Genentech collaboration as well as the discontinuation of a discovery-stage program under the AstraZeneca collaboration (approximately $3.9 million) in the current year. These increases were partially offset by revenue recognized in the prior year for the discontinuation of an early-stage program under the AstraZeneca collaboration (approximately $4.2 million), completion of the performance obligation related to the material right for PRS-352 (approximately $4.9 million) and completion of the performance obligation related to the expiration of the target swap for the second program under the Seagen collaboration (approximately $1.5 million).

•

The $0.1 million decrease in collaboration revenues in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 reflects increased Servier efforts and expenses for PRS-344/S095012 that offsets our portion of revenue under the Servier collaboration.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Increase/(Decrease)
Respiratory	$6,743	$1,856	$4,887
Immuno-oncology	2,076	3,017	(941)
Other R&D activities	5,509	7,074	(1,565)
Total	$14,328	$11,947	2,381

•

The $4.9 million increase in our respiratory programs for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is due primarily to higher overall program costs for PRS-220, higher manufacturing and preclinical costs for PRS-400 and higher pre-clinical costs for a partnered discovery-stage program.

•

The $0.9 million decrease in our immuno-oncology programs for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is due primarily to decreases in manufacturing and clinical costs for cinrebafusp alfa and lower manufacturing costs for PRS-344/S095012.

•

The $1.6 million decrease in other research and development activities expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is due primarily to lower personnel costs due to lower headcount and lower lab supply and consumable costs.

The following table provides a comparison of the research and development expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)
Respiratory	$10,888	$4,134	$6,754
Immuno-oncology	4,585	7,450	(2,865)
Other R&D activities	12,279	14,429	(2,150)
Total	$27,752	$26,013	1,739

•

The $6.8 million increase in our respiratory programs for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is due primarily to higher overall program costs for PRS-220, higher manufacturing and pre-clinical costs for PRS-400 and higher pre-clinical costs for a partnered discovery-stage program.

•

The $2.9 million decrease in our IO programs for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is due primarily to a decrease in clinical and manufacturing costs for cinrebafusp alfa and lower manufacturing costs for PRS-344/S095012, offset slightly by higher consulting costs related to cinrebafusp alfa due to work required for program wind-down.

•

The $2.2 million decrease in other research and development activities expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is due primarily to lower personnel costs due to lower headcount, lower lab supply and consumable costs, and lower software costs.

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended June 30, 2023 and $4.1 million for the three months ended June 30, 2022. The period-over-period decrease was driven primarily by lower personnel costs, lower legal costs due to less transactional activity, and lower travel costs.

General and administrative expenses were $7.7 million for the six months ended June 30, 2023 and $8.5 million for the six months ended June 30, 2022. The period-over-period decrease was driven primarily by lower personnel costs, lower legal costs due to lower transactional activity, as well as lower insurance costs.

Other Income (Expense)

Our other income (expense) was $1.9 million for the three months ended June 30, 2023 and $2.0 million for the three months ended June 30, 2022. Our other income (expense) was $4.2 million for the six months ended June 30, 2023 and $4.3 million for the six months ended June 30, 2022. Decreases in both comparable periods were primarily due to higher foreign exchange losses in the current period, partially offset by higher interest income on investments in the current periods and slightly higher grant income in each period.

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

In July 2023, we announced our intention to explore engaging in one or more strategic transactions, such as an acquisition, company sale, merger, divestiture of assets, or other strategic transactions, as well as the potential for new or expanded partnerships to advance our therapeutic programs including cinrebafusp alfa (PRS-343), PRS-220 and PRS-400. This decision was primarily related to recent events that have impacted our inhaled respiratory franchise, including AstraZeneca's discontinuation of enrollment of the Phase 2a study for elarekibep. We have retained Stifel, Nicolaus & Company, Incorporated as our exclusive advisor to consider a range of strategic options. In July 2023, we also approved a reduction in our workforce by approximately 70%.

Through June 30, 2023, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, and upfront and milestone payments), government grants and loans.

As of June 30, 2023, we had a total of $54.9 million in cash, cash equivalents and investments. We have incurred losses in every period since inception, with the exception of the three months ended June 30, 2023, and have a total accumulated deficit of $299.6 million as of June 30, 2023.

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. Going forward, we will devote substantial time and effort into identifying and executing one or more strategic transactions.

We have a few research and development programs underway in varying stages of development, and we expect they will continue to require cash for development, conducting clinical trials and testing and manufacturing of product material. We expect cash necessary to fund operations will decrease significantly in the near term as we focus on exploring potential strategic transactions, have conducted workforce reductions, and limit our research, development and clinical projects, including opting out of co-development of PRS-344/S095012 in the U.S., and stopping future investments in both PRS-220 phase 2a readiness activities and research and development activities for PRS-400. These investments could be reevaluated in the future if the Company is successfully able to consummate one or more strategic transactions or collaborations, licensing arrangements, or public or private equity financings.

The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(24,427)	$(38,221)
Net cash (used in) investing activities	10,537	(27,813)
Net cash provided by financing activities	19,781	6,839

Net cash used in operating activities for the six months ended June 30, 2023 was $24.4 million compared to net cash used in operating activities of $38.2 million for the six months ended June 30, 2022. Net cash used in operations in the current period is impacted by lower deferred revenue, primarily driven by higher revenue recognized for our Genentech and AstraZeneca collaborations, lower accrued expenses, and higher prepaid expenses. These changes are offset partially by higher accounts payable and lower account receivable. This compares to the impact of lower deferred revenue, primarily driven by higher revenue recognized for our AstraZeneca, Servier and Seagen collaborations, lower accounts payable and accrued expenses and higher prepaid expenses, offset partially by lower accounts receivable in the prior period.

Net cash provided by investing activities for the six months ended June 30, 2023 was $10.5 million as compared to net cash used in investing activities of $27.8 million for the same period in 2022. The change in net cash used is solely attributable to the impact of net investments changes (more maturities in the current period versus more purchases of investments in the comparable prior year period).

Net cash provided by financing activities for the six months ended June 30, 2023 was $19.8 million as compared to $6.8 million for the same period in 2022. The increase in net cash provided by financing activities is due to an increase in sales under the ATM program.

In August 2021, we established the ATM Program under a sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The ATM Program, as amended, is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the six months ended June 30, 2023, we sold 24.3 million shares for gross proceeds of $20.3 million under the ATM Program at an average stock price of $0.84 per share.

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. Going forward, we plan to devote substantial time and effort into identifying and executing one or more strategic transactions. We have a few research and development programs underway in varying stages of development, and we expect they will continue to require cash for development, conducting clinical trials and testing and manufacturing of product material. We expect cash necessary to fund operations will decrease significantly in the near term as we explore potential strategic transactions, have conducted workforce reductions, and limit our research, development and clinical projects, including opting out of co-development of PRS-344/S095102 in the U.S., and stopping future investments in both PRS-220 phase 2a readiness activities and research and development activities for PRS-400.

Pending the outcome of our review of strategic transactions, including if we decide to continue to advance the clinical development of our product candidates, we expect to incur additional costs in connection with such strategic transaction activities. The timing and amount of such operating expenditures will depend largely on:

•	the outcome, success, timing and cost of any partnerships or other strategic transactions, business combinations or divestiture
•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our drug candidates and any products that we may develop;
•	the number and characteristics of drug candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions; and
•	the effects of the COVID-19 pandemic and the cost and timing of actions taken to contain it.

We believe that our currently available funds will be sufficient to fund our remaining limited operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. As part of our decision to explore strategic transactions, as discussed above, we have implemented a plan to reduce discretionary expenditures and other fixed or variable personnel costs and to limit a substantial portion of its research, development and clinical projects, including opting out of co-development of PRS-344/S095012 in the U.S., stopping future investments in both PRS-220 phase 2a readiness activities and research and development activities for PRS-400. These investments could be reevaluated in the future if we are successfully able to consummate public or private equity financings, strategic collaborations and transactions or licensing arrangements. Furthermore, we expect to devote substantial time and resources to exploring strategic transactions that our board of directors believes will maximize shareholder value. Despite devoting substantial efforts to identify and evaluate potential strategic transactions, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on favorable terms or at all. We have not set a timetable for completion of this strategic review process, and the board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement, or transaction, or series of transactions, will be pursued, successfully consummated, or lead to any increase stockholder value. Our belief with respect to our ability to fund operations is based on estimates that are subject to these and other risks and uncertainties.

If we seek to raise additional capital to fulfill our operating and capital requirements through public or private equity financings, utilization of our current ATM Program, strategic collaborations, licensing arrangements, government grants and/or the achievement of milestones under our collaborative agreements, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, and the terms of any future financing may adversely affect the holdings or the rights of our existing stockholders.

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

•	An opportunity to continue utilizing the non-accelerated filer time-line requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date of this Quarterly Report on Form 10-Q, we are not party to and our property is not subject to any material pending legal proceedings. However, from time to time, we may become involved in legal proceedings or subject to claims seeking monetary damages or other relief. Regardless of the outcome, such legal proceedings or claims could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “2022 Annual Report”) for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. In addition, we are supplementing the risk factors previously disclosed in the 2022 Annual Report to add the following new risk factors:

We may not be successful in identifying and implementing any partnerships or other strategic transactions and any strategic transactions that we may consummate in the future could have negative consequences.

In July 2023, we announced our intention to explore engaging in one or more strategic transactions, such as an acquisition, company sale, merger, divestiture of assets, licensing, or other strategic transactions, and the potential for new or expanded partnerships to advance our therapeutic programs, including cinrebafusp alfa (PRS-343), PRS-220 and PRS-400. This decision was primarily related to recent events that have impacted our inhaled respiratory franchise, including AstraZeneca's discontinuation of enrollment of  the Phase 2a study for elarekibep. We have retained Stifel, Nicolaus & Company, Incorporated as our exclusive advisor to consider a range of strategic options.  We expect to devote substantial time and resources to exploring strategic transactions that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic transactions, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.

The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this continued evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets and our public listing. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend additional resources and continue development of our product candidates and may attribute little or no value, in such a transaction, to those product candidates. We may also not be able to adequately limit or avoid future liabilities, including future costs relating to the lease on our headquarters, which may impair the value of any potential transaction or present additional challenges to completing a strategic transaction. Furthermore, to the extent we have received grant funding, such as the Bavarian grant, for our development programs, and we partner such programs or undergo a change in control or other event that impacts the continuation of such program, the grant maker may require us to return some or all of the grant amount.

In addition, any strategic business combination or other transactions that we may consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategic plan. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, maintaining our Nasdaq listing, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions.

If we are not successful in setting forth a new strategic path for the Company, or if our plans are not executed in a timely fashion, this may cause reputational harm with our stockholders and the value of our securities may be adversely impacted. In addition, speculation regarding any developments related to the review of strategic transactions and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Even if we successfully consummate any transaction from our strategic assessment, including, but not limited to, any partnership, acquisition, merger, business combination and/or divestiture, we may fail to realize all of the anticipated benefits of the transaction, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from our strategic assessment, are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner, our ability to obtain value for our existing programs, if divested, and our ability to generate future shareholder value from existing programs we may continue to pursue. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic transactions, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

●	increased near-term and long-term expenditures;
●	exposure to unknown liabilities;
●	higher than expected acquisition or integration costs;
●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
●	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
●	increased amortization expenses;
●	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
●	inability to retain key employees of our company or any acquired business; and
●	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed. If a strategic transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Nevada corporate law to pay our outstanding debts and other obligations prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. In connection with the evaluation of strategic transactions and in order to extend our resources, in July 2023, we implemented a restructuring plan that included reducing our workforce by approximately 70%. There can be no assurance that our restructuring will achieve the cost savings, capital preservation or other benefits that we may initially expect. Restructuring activities may also result in a loss of continuity, accumulated knowledge and inefficiency during transitional periods and thereafter. In addition, our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Our shares of common stock could be delisted from the Nasdaq Capital Market, which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”), which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. As previously disclosed, on May 15, 2023, we received a deficiency letter (the “Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) notifying us that because the closing bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the Bid Price Requirement.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have an initial period of 180 calendar days, or until November 13, 2023, (the “Compliance Date”) to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days as required under the Compliance Period Rule (unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)). However, if during the compliance period our common stock has a closing bid price of $0.10 or less for 10 consecutive trading days, Nasdaq will issue a Staff Delisting Determination with the potential opportunity for us to appeal that determination.

If we do not regain compliance with the Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

If the Staff concludes that we will not be able to cure the deficiency, or if we do not regain compliance with the Bid Price Requirement within such additional 180 calendar day compliance period, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel (the “Panel”). However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Panel, such appeal would be successful.

Additionally, delisting from Nasdaq could make trading our common stock more difficult for investors, potentially leading to further declines in our share price and liquidity. Delisting could also have a materially adverse effect on our ability to complete a strategic transaction or raise additional funds. If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on an over-the-counter quotation system, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. We cannot assure you that our common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the counter quotation system.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Pieris Pharmaceutical, Inc. 2020 Employee, Director and Consultant Equity Incentive Plan, as amended.	#	Form 8-K(Exhibit 10.1)	6/26/2023	001-37471

10.2	Pieris Pharmaceutical, Inc. 2023 Employee Stock Purchase Plan.	#*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

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

PIERIS PHARMACEUTICALS, INC.

August 10, 2023	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

August 10, 2023	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)