Form 10-Q
period 2023-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2023-11-14
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 98,851,927 shares of common stock outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, potential strategic transactions or alternatives, our workforce reduction and related restructuring activities, our future financial and operating performance, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings, and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by using terms such as “anticipates,” “believes,” “can,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in our most recent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements to differ materially.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: our ability to successfully identify and implement any strategic transaction or strategic transactions that we may consummate in the future, on attractive terms or at all; our ability to realize the anticipated benefits of any strategic transaction; our ability to achieve anticipated cost savings and capital preservation as a result of our workforce reduction and related restructuring; our ability to partner our drug candidates, including cinrebafusp alfa, on attractive terms or at all; the results of our research and development activities, including uncertainties relating to the preclinical and ongoing or planned clinical testing of our drug candidates; the early stage of our drug candidates presently under development; our or our partners' continued progress, if any, in the areas of co-stimulatory bispecifics and inhaled therapeutics; our ability to obtain and, if obtained, maintain regulatory approval of our current drug candidates and any of our future drug candidates; our need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our ability to meet the minimum bid price requirement for our common stock for continued inclusion on the Nasdaq Capital Market or otherwise maintain the listing of our common stock on Nasdaq;  our future financial performance; our ability to retain key personnel; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; our dependence on third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators; the success of our collaborations with third parties; our ability to meet milestones; the receipt of royalty and milestone payments provided for in our collaboration agreements; our partners' ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we or our partners may obtain regulatory approval, and the rate and degree of market acceptance of any such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; Servier's ability to advance the phase 1 study for PRS-344/S095012; Seagen’s ability to continue to advance SGN-BB228 (also known as PRS-346); Boston Pharmaceuticals' ability to continue to advance PRS-342/BOS-342; our other partners' ability to continue to advance programs out-licensed to them; the expected impact of new accounting standards; and delays or disruptions due to COVID-19 or geopolitical issues, including the conflicts in Ukraine and the Middle East, on our research, development, supply chain and clinical trials.

You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q or Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or SEC, on March 31, 2023, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.05727 based on information provided by Xignite as of September 30, 2023.

iii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,894	$38,635
Short term investments	11,916	20,534
Accounts receivable	1,045	5,810
Assets held for sale, property and equipment	2,098	—
Operating lease right-of-use assets, current	1,984	—
Prepaid expenses and other current assets	9,152	8,445
Total current assets	59,089	73,424
Property and equipment, net	—	16,992
Operating lease right-of-use assets, non-current	—	3,705
Other non-current assets	287	1,369
Total assets	$59,376	$95,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,816	$4,154
Operating lease liabilities, current	12,292	859
Accrued expenses and other current liabilities	12,764	10,746
Deferred revenues, current portion	994	20,824
Total current liabilities	28,866	36,583
Deferred revenue, net of current portion	—	18,734
Operating lease liabilities, non-current	—	12,244
Total liabilities	28,866	67,561
Stockholders’ equity:
Preferred stock	—	—
Common stock	99	74
Additional paid-in capital	341,130	318,530
Accumulated other comprehensive loss	(339)	(254)
Accumulated deficit	(310,380)	(290,421)
Total stockholders’ equity	30,510	27,929
Total liabilities and stockholders’ equity	$59,376	$95,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Customer revenue	$15,569	$5,112	$37,665	$19,760
Collaboration revenue	3,951	258	3,846	296
Total revenue	19,520	5,370	41,511	20,056
Operating expenses
Research and development	9,595	13,589	37,347	39,602
General and administrative	6,839	3,949	14,526	12,409
Asset impairment	14,893	—	14,893	—
Total operating expenses	31,327	17,538	66,766	52,011
Loss from operations	(11,807)	(12,168)	(25,255)	(31,955)
Other income (expense)
Interest income	549	241	1,396	370
Grant income	—	1,468	3,612	4,782
Other income (loss)	506	723	288	1,628
Net loss	$(10,752)	$(9,736)	$(19,959)	$(25,175)

Other comprehensive income loss:
Foreign currency translation	(204)	(31)	(159)	(387)
Unrealized gain on available-for-sale securities	2	(70)	74	82
Comprehensive loss	$(10,954)	$(9,837)	$(20,044)	$(25,480)
Net loss per share
Basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.34)
Weighted average number of common shares outstanding
Basic and diluted	98,852	74,397	87,093	74,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Three Months Ended September 30, 2022 and 2023

							Accumulated
	Preferred shares		Common shares			Additional	other		Total
	No. of	Share	No. of	Share	ATM proceeds	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	receivable	capital	income (loss)	deficit	equity
Balance as of June 30, 2022	16	$—	74,257	$74	$—	$316,249	$625	$(272,583)	$44,365
Net loss	—	—	—	—	—	—	—	(9,736)	(9,736)
Foreign currency translation adjustment	—	—	—	—	—	—	(31)	—	(31)
Unrealized loss on investments	—	—	—	—	—	—	(70)	—	(70)
Stock based compensation expense	—	—	—	—	—	974	—	—	974
Issuance of common stock pursuant to ATM offering program, net of de minimis offering costs	—	—	149	—	—	265	—	—	265
Balance at September 30, 2022	16	$—	74,406	$74	$—	$317,488	$524	$(282,319)	$35,767

Balance as of June 30, 2023	16	$—	98,852	$99	$—	$340,164	$(137)	$(299,628)	$40,498
Net loss	—	—	—	—	—	—	—	(10,752)	(10,752)
Foreign currency translation adjustment	—	—	—	—	—	—	(204)	—	(204)
Unrealized gain on investments	—	—	—	—	—	—	2	—	2
Stock based compensation expense	—	—	—	—	—	966	—	—	966
Balance at September 30, 2023	16	$—	98,852	$99	$—	$341,130	$(339)	$(310,380)	$30,510

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Nine Months Ended September 30, 2022 and 2023

							Accumulated
	Preferred shares		Common shares			Additional	other		Total
	No. of	Share	No. of	Share	ATM proceeds	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	receivable	capital	income (loss)	deficit	equity
Balance at December 31, 2021	16	$—	72,222	$72	$—	$306,998	$829	$(257,144)	$50,755
Net loss	—	—	—	—	—	—	—	(25,175)	(25,175)
Foreign currency translation adjustment	—	—	—	—	—	—	(387)	—	(387)
Unrealized loss on investments	—	—	—	—	—	—	82	—	82
Stock based compensation expense	—	—	—	—	—	3,453	—	—	3,453
Issuance of common stock resulting from exercise of stock options	—	—	46	—	—	95	—	—	95
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	69	—	—	104	—	—	104
Issuance of common stock pursuant to ATM offering program, net of $0.3 million in offering costs	—	—	2,069	2	—	6,838	—	—	6,840
Balance at September 30, 2022	16	$—	74,406	$74	$—	$317,488	$524	$(282,319)	$35,767

Balance at December 31, 2022	16	$—	74,519	$74	$—	$318,530	$(254)	$(290,421)	$27,929
Net loss	—	—	—	—	—	—	—	(19,959)	(19,959)
Foreign currency translation adjustment	—	—	—	—	—	—	(159)	—	(159)
Unrealized gain on investments	—	—	—	—	—	—	74	—	74
Stock based compensation expense	—	—	—	—	—	2,898	—	—	2,898
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	72	1	—	51	—	—	52
Issuance of common stock pursuant to ATM offering program, net of $0.7 million in offering costs	—	—	24,261	24	—	19,651	—	—	19,675
Balance at September 30, 2023	16	$—	98,852	$99	$—	$341,130	$(339)	$(310,380)	$30,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(19,959)	$(25,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,102	2,195
Right-of-use asset (accretion) amortization	(98)	—
Stock-based compensation	2,898	3,453
Asset impairment expense	14,893	—
Realized investment (losses) gains	(53)	(299)
Other non-cash transactions	(129)	216
Changes in operating assets and liabilities	(33,804)	(27,389)
Net cash used in operating activities	(34,150)	(46,999)
Investing activities:
Purchases of property and equipment	(184)	(1,052)
Proceeds from maturity of investments	24,007	21,900
Purchases of investments	(15,270)	(43,191)
Net cash provided by (used in) investing activities	8,553	(22,343)
Financing activities:
Proceeds from exercise of stock options	—	95
Proceeds from employee stock purchase plan	52	104
Proceeds from issuance of common stock resulting from ATM sales, net of $0.7 million and $0.3 million in transaction costs, respectively	19,729	6,922
Net cash provided by financing activities	19,781	7,121
Effect of exchange rate change on cash and cash equivalents	75	(7,120)
Net decrease in cash and cash equivalents	(5,741)	(69,341)
Cash and cash equivalents at beginning of period	38,635	117,764
Cash and cash equivalents at end of period	$32,894	$48,423
Supplemental cash flow disclosures:
Net unrealized gain on investments	$74	$82
Property and equipment included in accounts payable	$—	$31

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Corporate Information

Pieris Pharmaceuticals, Inc. was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company that was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries, hereinafter collectively Pieris, or the Company, is a clinical-stage biopharmaceutical company that has focused on the discovery and development of Anticalin®-based drugs to target validated disease pathways in unique and transformative ways. Pieris’ corporate headquarters is located in Boston, Massachusetts and its research facility is located in Hallbergmoos, Germany.

Pieris’ clinical pipeline includes an inhaled Anticalin protein targeting connective tissue growth factor to treat idiopathic pulmonary fibrosis, an immuno-oncology, or IO, bispecific targeting 4-1BB and PD-L1, which is being advanced by Servier, an IO bispecific targeting 4-1BB and CD228, which is being advanced by Seagen, and an IO bispecific targeting 4-1BB and GPC3, which is being advanced by Boston Pharmaceuticals. The Company’s core Anticalin technology and platform were developed in Germany, and the Company has partnership arrangements with several major multi-national pharmaceutical companies.

The Company has historically been subject to risks common to companies in the biotechnology industry, including but not limited to, the need for additional capital, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval and reimbursement for any drug product candidate that it may identify and develop, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development of technological innovations by competitors, and reliance on third-party manufacturers, suppliers, and service providers. The Company has historically devoted substantially all of its financial resources and efforts to research and development and general and administrative expenses to support such research and development. Going forward and as explained in more detail below, the Company plans to continue to devote substantial time and resources into exploring strategic transactions that the Company's board of directors believes would maximize shareholder value.

Strategic Update and Reduction in Force

On July 18, 2023, the Company announced its intention to explore engaging in one or more strategic transactions, including mergers, reverse mergers, acquisitions, other business combinations or sales of assets, or other strategic transactions. This decision was primarily related to recent events that have impacted the Company’s inhaled respiratory franchise, including AstraZeneca's discontinuation of enrollment of the Phase 2a study for elarekibep. As part of this initiative, the Company engaged Stifel, Nicolaus & Company, Incorporated to serve as strategic advisor in its review of strategic transactions. The Company continues to explore various potential strategic alternatives, such as mergers, reverse mergers, acquisitions, other business combinations or sales of assets, as well as potential partnerships for its therapeutic programs, including cinrebafusp alfa (PRS-343).

Also on July 18, 2023, the Company’s board of directors approved a reduction in the Company’s workforce by approximately 70%.  The Company incurred approximately $6.8 million of costs in connection with the reduction in workforce related to severance pay and other related termination benefits in the third quarter of 2023, inclusive of severance pay and related costs for currently retained employees estimated to be paid through the second quarter of 2024 as the service period to earn such benefits is considered complete.

Going Concern Uncertainties

As of September 30, 2023, cash, cash equivalents, and investments were $44.8 million. For the three months ended September 30, 2023 and 2022, the Company had net losses of $10.8 million and $9.7 million, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $310.4 million as of September 30, 2023. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for the foreseeable future.

As part of the Company's decision to explore strategic transactions, the Company implemented a plan to limit a substantial portion of its research, development and clinical projects, including stopping future investments in PRS-220 phase 2a readiness activities and research and development activities for PRS-400, opting out of co-development of PRS-344/S095012 in the U.S., and reducing discretionary expenditures and other fixed or variable personnel costs.

Further investments in these or other programs could be reevaluated in the future if the Company is successfully able to consummate strategic transactions or collaborations, licensing arrangements, or public or private equity financings. Furthermore, the Company expects to devote substantial time and resources to exploring strategic transactions that the board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic transactions, there can be no assurance that this strategic review process will result in the Company pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The Company has not set a definitive timetable for completion of this strategic review process, and the board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. In addition, if the Company seeks to raise additional capital to fulfill its operating and capital requirements through public or private equity financings, utilization of its current “at the market offering” program, or ATM Program, strategic collaborations, licensing arrangements, government grants and/or the achievement of milestones under its collaborative agreements, there is no assurance that the Company would be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all, and the terms of any future financing may adversely affect the holdings or the rights of the Company’s existing stockholders. On the basis of the Company’s approved budget and actions within management’s control, the Company believes that its currently available funds will be sufficient to fund the Company’s remaining limited operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. The Company’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.

2.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material additions to the significant accounting policies for the nine months ended September 30, 2023.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 31, 2023.

Basis of Presentation and Use of Estimates

The accompanying condensed consolidated financial statements of Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries were prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated.

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition; deferred tax assets, deferred tax liabilities and valuation allowances; determination of the incremental borrowing rate to calculate right-of-use assets and lease liabilities; beneficial conversion features; fair value of stock options, preferred stock, and warrants; fair value of assets held for sale; and prepaid and accrued clinical trial expenses. Management evaluates its estimates on an ongoing basis. Actual results and outcomes could differ materially from management’s estimates, judgments and assumptions.

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

If the criteria in ASC 360 Property, Plant and Equipment are met, a long-lived asset is classified as held for sale. The long-lived asset is reported at the lower of its carrying value or fair value less cost to sell beginning in the period the held for sale criteria are met. The carrying amount of the asset will be adjusted each reporting period for subsequent changes in fair value less cost to sell. A loss is recognized for any subsequent write-down to fair value less cost to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Once classified as held for sale, depreciation and amortization are no longer recorded for any long-lived assets included in the disposal group.

Revenue Recognition

Pieris has entered into several licensing agreements with collaboration partners for the development of Anticalin therapeutics against a variety of targets. The terms of these agreements provide for the transfer of multiple goods or services which may include: (i) licenses, or options to obtain licenses, to Pieris’ Anticalin technology and/or specific programs and (ii) research and development activities to be performed on behalf of or with a collaborative partner. Payments to Pieris under these agreements may include upfront fees (which include license and option fees), payments for research and development activities, payments based upon the achievement of certain milestones, and royalties on product sales. There are no performance, cancellation, termination or refund provisions in any of the arrangements that could result in material financial consequences to Pieris. As the Company's intellectual property assets are considered to be located in Germany, the Company records all consolidated revenue in its subsidiary, Pieris Pharmaceuticals GmbH.

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

Government Grants

The Company recognizes grants from governmental agencies when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to evaluate whether the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, grant income related to research and development costs is recognized as such expenses are incurred. Grant income is included as a separate caption within Other income (expense) in the condensed consolidated statements of operations.

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

The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Seagen	$9,179	$155	$14,088	$3,074
AstraZeneca	3,909	4,404	8,399	9,026
Servier	3,951	258	3,846	5,223
Genentech	—	553	12,697	2,733
Boston Pharmaceuticals	2,481	—	2,481	—
Total Revenue	$19,520	$5,370	$41,511	$20,056

As of September 30, 2023, under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
Seagen	$759	$450
Servier	103	95
Boston Pharmaceuticals	85	265
Total potential milestone payments	$947	$810

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

Under the terms of the Genentech Agreement, the Company was responsible for discovery and preclinical development of two initial programs. In April and May 2023, Genentech and the Company decided to discontinue the discovery-stage programs in ophthalmology and respiratory, respectively, for scientific reasons. Pursuant to this decision, the material right performance obligations related to the target swaps for these programs also expired. Based on these decisions, there are no more active performance obligations remaining under the collaboration and the Company recognized all remaining revenue, or $12.5 million, under the collaboration in the three months ended June 30, 2023.

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

The amounts allocated to the performance obligations did not meet the criteria to be recognized over time on a proportional performance basis and thus will be recognized at a point in time. The Company determined that the performance obligation will be fully satisfied when all of the deliverables in the combined performance obligation are transferred to Boston Pharmaceuticals as that is the point at which Boston Pharmaceuticals can fully use and benefit from the license to PRS-342/BOS-342. In the fourth quarter of 2021, the Company transferred all deliverables to Boston Pharmaceuticals related to the one performance obligation under the collaboration. Therefore, the Company recognized the full transaction price as revenue in 2021 and there are no remaining obligations. In August 2023, the first patient was dosed in the Boston Pharmaceuticals sponsored Phase 1/2 study of PRS-342/BOS-342 in heptacellular carcinoma (HCC), for which the Company received a milestone payment.

Seagen

On February 8, 2018, the Company entered into a license and collaboration agreement, or the Seagen Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or the Seagen Platform License, and together with the Seagen Collaboration Agreement, the Seagen Agreements, with Seagen Inc. (formerly Seattle Genetics, Inc.), or Seagen, pursuant to which the parties agreed to develop multiple targeted bispecific IO treatments for solid tumors and blood cancers.

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

The amounts allocated to the performance obligations for the three research programs will be recognized on a proportional performance basis through the completion of each respective estimated research term of the individual research programs. The amounts allocated to the material right for the antibody target swap option will be recognized either at the time the material right expires or, if exercised, on a proportional performance basis over the estimated research term for that program. The amounts allocated to the participation on each of the committees will be recognized on a straight-line basis over the anticipated research term for all research programs. As of September 30, 2023, there was $1.0 million of aggregate transaction price allocated to remaining performance obligations.

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

In September 2023, Seagen and the Company entered into an amendment of the Second Seagen Amendment that provides Seagen with collaboration product licenses and no changes to the amounts achievable under the collaboration agreement.
The effect of the September 30, 2023 amendment was to transfer responsibility for substantially all activities previously performed by the Company to Seagen.  Accordingly, the Company recognized revenue of approximately $9.0 million for the delivery on its performance obligations related to the two programs.

As of September 30, 2023, there was $1.0 million of current deferred revenue related to the Seagen Agreements.

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

On July 17, 2023, AstraZeneca notified the Company of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, effective October 15, 2023. AstraZeneca’s decision to terminate the AstraZeneca Agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates previously disclosed by the Company. As a result of this, the remaining amount of current deferred revenue, or $3.5 million, as of September 30, 2023 was recognized in revenue in the third quarter of 2023. With the termination of the AstraZeneca Agreements, there are no more active programs or performance obligations related to the collaboration. Following the termination date, the Company will be free to choose to further develop all assets that were the subject of the AstraZeneca Agreements; the Company will evaluate the programs and its rights under the AstraZeneca Agreements and determine its strategic options after its review.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. In accordance with the termination of the AstraZeneca Agreements and recognition of remaining revenue, the Company also amortized the remaining deferred transactions costs to obtain the contract, or $0.1 million, during the three  months ended September 30, 2023. Amortization during the nine months ended September 30, 2023 was $0.3 million. Amortization during the three and nine months ended September 30, 2022 was $0.2 million and $0.3 million, respectively.

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

In July 2023, the Company notified Servier of its decision to opt out co-development and commercialization of PRS- 344/S095012, a 4- 1BB/PD- L1 bispecific Mabcalin protein, in the U.S. Servier retains exclusive, even as to the Company, worldwide rights to the program, including the right to continue to advance development and potential commercialization of PRS- 344/S095012 in the U.S. As a result of the Company's decision to opt out of co-development, the Company will be entitled to increased royalty rates and potential royalties and milestones, if any, for PRS- 344/S095012 under the terms of the Servier Agreement. With the decision to opt out of co-development of PRS- 344/S095012, the Company recognized the remaining revenue under the collaboration, or $4.7 million, in the quarter ended September 30, 2023 and there are no more active co-development programs under the collaboration.

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

There were no additions to deferred revenue during the three and nine months ended September 30, 2023. Reductions to deferred revenue were $17.1 million and $38.7 million for the three and nine months ended September 30, 2023, respectively.

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

The Bavarian Grant provides partial reimbursement for qualifying research and development activities on PRS-220, including drug manufacturing costs, activities and costs to support an IND filing, and phase 1 clinical trials costs. The Bavarian Grant provides reimbursement of qualifying costs incurred through December 2023 (with submission for reimbursements allowed through February 2024). The timing of reimbursements follows the expected development timeline of this program. Qualifying costs incurred may exceed the annual grant funding thresholds. If the Company receives any proceeds from the sale of or licensing income from PRS-220, the funds available for reimbursement will be reduced proportionally if they are obtained prior to December 2023. In this case, the Company may also be required to refund some or all of the amounts received under the grant. The Company is required to communicate the amount of such proceeds to the Bavarian Ministry of Economic Affairs, Regional Development and Energy in each case with the request to draw down the funds. In addition, the Company is required to communicate if there is a change in control or other event that would impact the continuation of PRS-220 to the Bavarian project agency, in which case the Company may be required to refund some or all of amounts received under the grant.

5.    Cash, cash equivalents and investments

As of  September 30, 2023 and December 31, 2022, cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S. and foreign treasury securities, asset-backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at September 30, 2023 and December 31, 2022.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2023
Money market funds, included in cash equivalents	$27,653	$27,653	$—	$—
Investments - US treasuries	11,916	11,916	—	—
Total	$39,569	$39,569	$—	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022
Money market funds, included in cash equivalents	$17,618	$17,618	$—	$—
Investments - US treasuries	3,573	3,573	—	—
Investments - Foreign treasuries	896	896	—	—
Investments - Asset-backed securities	499	—	499	—
Investments - Corporate bonds	15,566	—	15,566	—
Total	$38,152	$22,087	$16,065	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of September 30, 2023.

Investments at September 30, 2023 consisted of the following (in thousands):

	Contractual maturity
	(in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
US treasuries	3-101	$11,915	$1	$—	$11,916
Total		$11,915	$1	$—	$11,916

The Company recorded no realized gains or losses and $0.1 million in realized losses from the maturity of available-for-sale securities during the three and nine months ended September 30, 2023, respectively, and recorded $0.2 million and $0.3 million in realized gains from the maturity of available-for-sale securities during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

6.    Assets Held for Sale, Property and Equipment

As of December 31, 2022, property and equipment are summarized as follows (in thousands):

December 31,
2022
Laboratory furniture and equipment	$11,970
Office furniture and equipment	1,861
Computer equipment	364
Leasehold improvements	12,444
Property and equipment, cost	26,639
Accumulated depreciation	(9,647)
Property and equipment, net	$16,992

As of September 30, 2023, assets held for sale are summarized as follows (in thousands):

September 30,
2023
Laboratory furniture and equipment	$1,887
Office furniture and equipment	211
Assets held for sale, property and equipment	$2,098

At the end of the third quarter of 2023, as part of the Company's strategic process for maximizing the value of assets, the Company committed to a plan to prepare and sell all property and equipment held at the Hallbergmoos, Germany location. The Company engaged Stifel to assist with a process to locate a buyer alongside internal efforts to sell the majority of property and equipment held there. The sale of the assets was deemed probable as a result of management's decision, including the estimated timing of sale which was determined to be within a year of the decision. Given the ongoing strategic review, it is unlikely that significant change to the plan will occur. As a result of this decision, the property and equipment met the criteria for held-for-sale accounting as of September 30, 2023. The Company is in the process of obtaining third-party appraisals for the resale value of equipment to be disposed and expects substantially all assets to be disposed by the end of the first quarter of 2024.

The Company recorded impairment charges totaling $14.9 million, of which $1.8 million related to impairment of its right-of-use asset under the Hallbergmoos Lease (see Note 10) with the remaining related to a complete write-off of leasehold improvements and a partial impairment of the Company's other long-lived assets.. The remaining $2.1 million in net book value of its long-lived assets represents the Company's best estimate of the fair value less costs to sell that could be recovered related to lab equipment and furniture as part of the Company's initiative to monetize all remaining assets. As the estimated selling price less costs to sell are based primarily on unobservable inputs as they relate to the location and condition of the specific lab equipment and furniture, they are classified in Level 3 in the fair value heirarchy.

7.    Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Compensation expense	$8,735	$3,015
Research and development fees	1,971	5,758
Accrued accounts payable	1,348	1,245
Other current liabilities	575	483
Accrued license obligations	135	245
Total	$12,764	$10,746

The compensation expense line item in the above table includes both severance and retention costs associated with the Company's recently announced corporate restructuring. The Company recognized restructuring expenses consisting of one-time cash severance payments and other employee-related costs of $6.8 million during the three and nine months ended September 30, 2023. Severance pay and related costs for currently retained employees are estimated to be paid through the second quarter of 2024. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories on its condensed consolidated statements of operations and comprehensive loss.

8.    Net Income (Loss) per Share

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

As of September 30, 2023 and 2022, and as calculated using the treasury stock method, approximately 41.0 million and 38.8 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity

The Company had 300,000,000 shares authorized and 98,851,927 and 74,519,103 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively, with a par value of $0.001 per share.

The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of September 30, 2023 and December 31, 2022. Preferred stock has a par value of $0.001 per share, and consists of the following:

•	Series A Convertible, 85 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.
•	Series B Convertible, 4,026 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.
•	Series C Convertible, 3,506 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.
•	Series D Convertible, 3,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.
•	Series E Convertible, 5,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively.

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

2023 Employee Stock Purchase Plan

At the 2023 Annual Meeting of Stockholders, the Company’s stockholders approved the 2023 Employee Stock Purchase Plan, or the 2023 ESPP. The 2023 ESPP provides eligible employees with the opportunity to purchase shares of the Company's common stock at a discount, on a tax-favored basis, through regular payroll deductions in compliance with federal tax regulations. The Company has reserved 750,000 shares of common stock for issuance under the 2023 ESPP.

Open Market Sales Agreements

In August 2021, the Company established an at-the-market program, or ATM Program, under a sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. The ATM Program is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million.

For the nine months ended September 30, 2023, the Company sold 24.3 million shares for gross proceeds of $20.3 million under the ATM program at an average stock price of $0.84 per share. For the nine months ended September 30, 2022, the Company sold 2.1 million shares for gross proceeds of $7.2 million under the ATM Program at an average stock price of $3.46 per share.

10.    Leases

In August 2015, the Company entered into a sublease to lease approximately 3,950 square feet of office space in Boston, Massachusetts. The Company did not extend the sublease, which expired on December 31, 2022.

In October 2018, Pieris Pharmaceuticals GmbH entered into a new lease for office and laboratory space located in Hallbergmoos, Germany, or the Hallbergmoos Lease. The Hallbergmoos Lease was subsequently amended in May 2019 and February 2020. The Hallbergmoos Lease, as amended, provides an initial rental term of 12.5 years, and a rental area of approximately 105,000 square feet.

Monthly base rent for the initial 105,000 square feet of the leased property, including parking spaces, totaled approximately $0.2 million per month. In addition to the base rent, Pieris Pharmaceuticals GmbH was also responsible for certain administrative and operational costs in accordance with the Hallbergmoos Lease. Pieris Pharmaceuticals GmbH provided a security deposit of $0.8 million as required by the Hallbergmoos Lease. The Company serves as a guarantor for the Hallbergmoos Lease.

The Hallbergmoos Lease included $11.5 million of tenant improvements allowance for normal tenant improvements, for which construction began in March 2019. The Company capitalized the leasehold incentives which are included in property and equipment, net on the condensed consolidated balance sheet and are amortized on a straight-line basis over the shorter of the useful life or the remaining lease term. As part of the strategic review the Company is undertaking, along with the announced workforce restructuring, the Company is evaluating its options to exit the Hallbergmoos Lease. Included in the impairment charges recorded during the third quarter ended September 30, 2023, is a write-down of the entire amount of the leasehold improvement and an impairment of the right of use asset associated with the Hallbergmoos Lease of $1.8 million.

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$280	$314	$862	$943
Variable lease costs (1)	98	148	476	446
Total lease cost	$378	$462	$1,338	$1,389

(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

The following table summarizes the weighted-average remaining lease term and discount rate:

As of September 30, 2023
Weighted-average remaining lease term (years)	8.8
Weighted-average discount rate	10.5%

Cash paid for amounts included in the measurement of the lease liabilities were $0.5 million for both the three months ended September 30, 2023 and 2022. Cash paid for amounts included in the measurement of the lease liabilities were $1.6 million and for both the nine months ended September 30, 2023 and 2022.

As of September 30, 2023, the maturities of the Company’s operating lease liabilities and future minimum lease payments were as follows (in thousands):

Total
2023	$522
2024	2,087
2025	2,087
2026	2,087
2027	2,087
Thereafter	9,565
Total undiscounted lease payments	18,435
Less: present value adjustment	(6,142)
Present value of lease liabilities	$12,293

Not included in the above table are amounts to be paid for the Hallbergmoos Lease expansion that were expected to commence in October 2024 under the Hallbergmoos Lease. This amount is estimated to be $3.9 million in aggregate for the period of October 2024 through the end of the lease term.

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

Overview

We are a clinical-stage biotechnology company that has focused on discovering and developing Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies, including Servier, Seagen, and Boston Pharmaceuticals in immuno-oncology, or IO.

In July 2023, we announced our intention to explore, and we are still continuing to explore, engaging in one or more strategic transactions, such as an acquisition, company sale, merger, reverse merger, divestiture of assets, or other strategic transactions, as well as the potential for new or expanded partnerships to advance our therapeutic programs, cinrebafusp alfa (PRS-343). This decision was primarily related to recent events that impacted our inhaled respiratory franchise, including AstraZeneca's discontinuation of enrollment of the Phase 2a study for elarekibep. We have retained Stifel, Nicolaus & Company, Incorporated as our exclusive advisor to consider a range of strategic options. In July 2023, we also approved a reduction in our workforce by approximately 70%.

Discovery and Development Programs

We expect to continue to devote substantial time and resources to exploring strategic transactions that the board of directors believes will maximize stockholder value and have scaled back and may decide to further defer, limit, or discontinue all or a substantial portion of our research, development and clinical projects, and seek to further reduce our expenses. Our discovery and development programs are in varying stages and include:

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

◦

In July 2023, AstraZeneca notified us of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, which terminations became effective October 15, 2023. AstraZeneca’s decision to terminate these agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates previously disclosed by us. We continue to review our strategic options with respect to elarekibep.

•

PRS-220 is an orally inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, that is being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and other forms of fibrotic lung diseases. CTGF, a matricellular protein, has been demonstrated to be a driver of fibrotic tissue remodeling and the protein has been found over-expressed in lung tissue from patients suffering from IPF.

◦	In 2021, we received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the PRS-220 program.

◦

We presented initial preclinical data for PRS-220 at the European Respiratory Society International Congress 2021 demonstrating a more potent and durable target engagement profile compared to a systemically delivered anti-CTGF antibody benchmark that was in clinical development for IPF until June 2023. Additionally, the targeting of CTGF locally in the lung showed increased attenuation of fibrotic lung remodeling in vivo compared to the systemically delivered antibody. This outcome correlates with superior lung tissue exposure of PRS-220 compared to that of the systemically administered antibody in head-to-head studies, where intratracheally administered PRS-220 efficiently penetrates the fibrotic, interstitial lung tissue of mice. In May 2023, preclinical data were presented at the American Thoracic Society (ATS) 2023 International Conference, including data demonstrating that inhaled PRS-220 significantly reduced collagen deposition in a silica-induced lung fibrosis mouse model.

◦

We conducted a phase 1 study of PRS-220 in healthy volunteers in Australia. The study is a randomized, two-part, blinded, placebo-controlled study, designed to assess the safety, tolerability, pharmacokinetics, and immunogenicity of single and multiple ascending doses of PRS-220 when administered by oral inhalation to healthy subjects. We expect to report the outcome of the study by the end of 2023.

•

In May 2021, we also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. In April and May 2023, the ophthalmology and respiratory programs were jointly discontinued, respectively

•

Cinrebafusp alfa is a bispecific Mabcalin compound comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. Cinrebafusp alfa is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first 4-1BB bispecific T cell co-stimulatory agonist to enter clinical development.

◦

In July 2022, we received fast track designation from FDA for cinrebafusp alfa. In August 2022, we announced the decision to cease further enrollment in the two-arm, multicenter, open-label phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in phase 1 studies, including single agent activity in a monotherapy setting, and in the phase 2 study in HER2-expressing gastric cancer, giving the Company confidence in its broader 4-1BB franchise. In April 2023, clinical data showing an unconfirmed 100% objective response rate and promising emerging durability profile were presented at the American Association of Cancer Research annual meeting. This data provided encouraging evidence of clinical activity for this program. In July 2023, we announced that we are focusing on exploring new or expanded partnerships and other alternatives to advance cinrebafusp alfa.

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

◦

In July 2023, we notified Servier that we were opting out of co-development and commercialization of PRS-344/S095012 in the U.S., which Servier will continue to advance. Servier retains exclusive, even as to us, worldwide rights to the program including the right to advance development and potential commercialization in the U.S. As a result of our election to opt out, we are entitled to increased royalty rates and potential royalties and milestones, if any, for PRS-344/S095012.

•

Our IO portfolio also includes additional drug candidates beyond PRS-344/S095012 that are multi-specific Anticalin-based fusion proteins designed to engage immunomodulatory targets, comprising a variety of multifunctional biotherapeutics. Other IO drug candidates are being developed as part of our collaborations with Seagen and Boston Pharmaceuticals.

◦

We have already handed one of the programs in the Seagen collaboration, SGN-BB228 (also referenced as PRS-346), a CD228 x 4-1BB bispecific Mabcalin (antibody-Anticalin) fusion compound, over to Seagen, which is responsible for further advancement and funding of the asset. In January 2023, the first patient was dosed in a Seagen-sponsored phase 1 study of SGN-BB228, upon which we achieved a $5.0 million milestone. Seagen presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting in November 2022 and at the American Association for Cancer Research (AACR) Annual Meeting in April 2023, Seagen presented the study design of the phase 1 study of SGN-BB228 at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2023. The program is one of three programs in the Seagen alliance, and we believe the previous achievement of a key development milestone for this program validates our approach in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa.  We expect to transfer the second and third programs, which were initiated in the third quarter of 2021 and fourth quarter of 2022 respectively, to Seagen by the end of 2023, and retain a co-promotion option for one program in the Seagen collaboration in the United States.

◦

PRS-342/BOS-342 is a GPC3 x 4-1BB bispecific Mabcalin compound that we have exclusively licensed to Boston Pharmaceuticals. In August 2023, the first patient was dosed in a Boston Pharmaceuticals sponsored phase 1/2 study of BOS-342 in heptacellular carcinoma (HCC), for which we received a $2.5 million milestone payment and are entitled to receive up to approximately $350 million in potential development, regulatory and sales-based milestone payments, and tiered royalties on potential sales of BOS-342.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and nine months ended September 30, 2023 and 2022, we reported net loss of $10.8 million and  $9.7 million, respectively. As of September 30, 2023, we had an accumulated deficit of $310.4 million. We expect to continue incurring substantial losses as we devote substantial time and resources into exploring strategic transactions. Our operating expenses are comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three and nine months ended September 30, 2023 and 2022 were from license and collaboration agreements with our partners.

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

Strategic Update and Reduction in Force

On July 18, 2023, we announced our intention to explore strategic transactions, including mergers, reverse mergers, acquisitions, and other business combinations or sales of assets, among others. As part of this initiative, we engaged Stifel, Nicolaus & Company, Incorporated to serve as strategic advisor in our review of strategic transactions. We continue to explore various potential strategic transactions.

Also on July 18, 2023, our board of directors approved a reduction in our workforce by approximately 70%.  We incurred approximately $6.8 million of costs in connection with the severance pay and other termination benefits in the third quarter of 2023 related to the reduction in workforce, inclusive of severance pay and related costs for currently retained employees estimated to be paid through the second quarter of 2024.

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

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. We have historically incurred substantial expenses in developing our clinical and preclinical drug candidates and programs, and currently expect to incur reduced expenses in the near term as a result of our decision to scale back our research, development and clinical projects, including stopping future investments in PRS-220 phase 2a readiness activities and research and development activities for PRS-400, and opting out of co-development of PRS-344/S095012 in the U.S. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on our proprietary IO program, cinrebafusp alfa (PRS-343) and considering strategic alternatives to continue to advance it through the clinic.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2023 and 2022

The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$19,520	$5,370	$41,511	$20,056

Research and development expenses	9,595	13,589	37,347	39,602
General and administrative expenses	6,839	3,949	14,526	12,409
Asset impairment	14,893	—	14,893	—
Total operating expenses	31,327	17,538	66,766	52,011
Other (expense) income
Interest income	549	241	1,396	370
Grant income	—	1,468	3,612	4,782
Other (expense) income	506	723	288	1,628
Net income (loss)	$(10,752)	$(9,736)	$(19,959)	$(25,175)

Revenues

The following table provides a comparison of revenue for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)
Customer revenue	$15,569	$5,112	$10,457
Collaboration revenue	3,951	258	3,693
Total Revenue	$19,520	$5,370	14,150

•

The $10.5 million increase in customer revenue in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is primarily due to event-driven revenue recognized due to the Seagen collaboration amendment driving acceleration of program handover ($9.0 million), revenue recognized due to the termination of the AstraZeneca agreement ($3.5 million), and the milestone achieved for the Phase 1/2 first patient dose under the Boston Pharmaceuticals collaboration ($2.5 million), offset partially by event-driven acceleration of revenue in the prior comparable period related to a performance obligation for the license of an early-stage program under the AstraZeneca collaboration that ceased with the discontinuation of this program ($5.0 million).

•

The $3.7 million increase in collaboration revenues in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is due to event-driven revenue recognized upon the opt-out co-development for PRS-344 ($4.7 million), offset partiallyy by increased Servier efforts and expenses for PRS-344/S095012 that offsets our portion of revenue for activities managed by us under the Servier collaboration.

The following table provides a comparison of revenues for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)
Customer revenue	$37,665	$19,760	$17,905
Collaboration revenue	3,846	296	3,550
Total Revenue	$41,511	$20,056	21,455

•

The $17.9 million increase in customer revenue in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to event-driven revenue recognized for the discontinuation of programs or termination of agreements under both the Genentech ($12.5 million) and the AstraZeneca ($7.4 million) agreements, revenue recognized due to the Seagen collaboration amendment driving acceleration of program handover ($9.0 million) and milestone achieved for the Phase 1/2 first patient dose under the Boston Pharmaceuticals collaboration ($2.5 million) in the current year. These increases were partially offset by event-driven revenue recognized in the prior year for the discontinuation of two early-stage programs under the AstraZeneca collaboration ($9.2 million), completion of the performance obligation related to the material right for PRS-352 ($4.9 million) and completion of the performance obligation related to the expiration of the target swap for the second program under the Seagen collaboration ($1.5 million).

•

The $3.6 million increase in collaboration revenues in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is due to event-driven revenue recognized upon the opt-out co-development for PRS-344 ($4.6 million), offset partially by increased Servier efforts and expenses for PRS-344/S095012 that offsets our portion of revenue for activities managed by us under the Servier collaboration.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)
Respiratory	$442	$2,976	$(2,534)
Immuno-oncology	1,125	4,183	(3,058)
Other R&D activities	8,028	6,430	1,598
Total	$9,595	$13,589	(3,994)

•

The $2.5 million decrease in our respiratory programs for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is due primarily to lower manufacturing and pre-clinical costs for PRS-220 and lower pre-clinical costs for a partnered discovery-stage program, offset slightly by higher manufacturing and pre-clinical costs for PRS-400.

•

The $3.1 million decrease in our immuno-oncology programs for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is due primarily to decreases in manufacturing and clinical costs for both cinrebafusp alfa and PRS-344/S095012.

•

The $1.6 million increase in other research and development activities expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is driven by higher severance costs recorded in the current period, offset slightly by lower general clinical costs and lower lab supply and consumables costs.

The following table provides a comparison of the research and development expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)
Respiratory	$11,330	$7,109	$4,221
Immuno-oncology	5,710	11,632	(5,922)
Other R&D activities	20,307	20,861	(554)
Total	$37,347	$39,602	(2,255)

•

The $4.2 million increase in our respiratory programs for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is due primarily to higher clinical and manufacturing costs for PRS-220, higher manufacturing and pre-clinical costs for PRS-400 and higher pre-clinical costs for a partnered discovery-stage program, offset slightly by lower preclinical costs for PRS-220 and lower manufacturing costs related to a discovery-stage proprietary asset.

•

The $5.9 million decrease in our IO programs for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is due primarily to a decrease in clinical and manufacturing costs for both cinrebafusp alfa and PRS-344/S095012.

•

The $0.6 million decrease in other research and development activities expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is driven by lower lab supply and consumables costs and lower travel expenses, offset partially by higher severance costs recorded in the current period

General and Administrative Expenses

General and administrative expenses were $6.8 million for the three months ended September 30, 2023 and $3.9 million for the three months ended September 30, 2022. The period-over-period increase was driven primarily by higher severance costs recorded in the current period offset partially by lower professional services costs and lower travel costs.

General and administrative expenses were $14.5 million for the nine months ended September 30, 2023 and $12.4 million for the nine months ended September 30, 2022. The period-over-period increase was driven primarily by higher severance costs recorded in the current period, offset partially by lower professional services costs, travel expenses, and insurance costs.

Asset Impairment

During the third quarter of 2023, as part of the Company's strategic process for maximizing the value of assets, the Company committed to a plan to prepare and sell all property and equipment. As a result of this decision, the Company incurred impairment expenses totaling $14.9 million, of which $1.8 million related to impairment of its right-of-use asset under the Hallbergmoos Lease, for which the Company is evaluating its options to exit this lease.

Other Income (Expense)

Our other income was $1.1 million for the three months ended September 30, 2023 and $2.4 million for the three months ended September 30, 2022. Our other income was $5.3 million for the nine months ended September 30, 2023 and $6.8 million for the nine months ended September 30, 2022. Decrease in both comparable periods were primarily due to lower grant income as well as unrealized gains in both periods, but lower in the current period due to an overall weakening U.S. dollar on a year to date basis as compared to the prior comparable period.

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

In July 2023, we announced our intention to explore engaging in one or more strategic transactions, such as an acquisition, company sale, merger, reverse merger, divestiture of assets, or other strategic transactions, as well as the potential for new or expanded partnerships to advance our therapeutic programs, such as cinrebafusp alfa (PRS-343). This decision was primarily related to recent events that have impacted our inhaled respiratory franchise, including AstraZeneca's discontinuation of enrollment of the Phase 2a study for elarekibep. We have retained Stifel, Nicolaus & Company, Incorporated as our exclusive advisor to consider a range of strategic options. In July 2023, we also approved a reduction in our workforce by approximately 70%. We continue to explore various potential strategic transactions, such as mergers, reverse mergers, company sale, divesture of assets, and partnering of cinrebafusp alfa.

Through September 30, 2023, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, and upfront and milestone payments), government grants and loans.

As of September 30, 2023, we had a total of $44.8 million in cash, cash equivalents and investments. We have incurred losses in every period since inception, with the exception of the three months ended June 30, 2023, and have a total accumulated deficit of $310.4 million as of September 30, 2023.

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. Going forward, we will devote substantial time and effort into identifying and executing one or more strategic transactions.

We have a few research and development programs underway in varying stages of development, and we expect they will continue to require cash for development, conducting clinical trials and testing and manufacturing of product material. We expect cash necessary to fund operations will continue to decrease significantly in the near term as we continue to focus on exploring potential strategic transactions, have conducted workforce reductions, and continue to limit our research, development and clinical projects, including opting out of co-development of PRS-344/S095012 in the U.S., and stopping future investments in both PRS-220 phase 2a readiness activities and research and development activities for PRS-400. These investments could be reevaluated in the future if we are successfully able to consummate one or more strategic transactions or collaborations, licensing arrangements, or public or private equity financings.

The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(34,150)	$(46,999)
Net cash provided by (used in) investing activities	8,553	(22,343)
Net cash provided by financing activities	19,781	7,121

Net cash used in operating activities for the nine months ended September 30, 2023 was $34.2 million compared to net cash used in operating activities of $47.0 million for the nine months ended September 30, 2022. Net cash used in operations in the current period is impacted by lower deferred revenue, primarily driven by higher revenue recognized across all of our collaborations, lower accounts payable, and higher prepaid expenses. These changes are offset partially by higher accrued expenses and lower accounts receivable. This compares to the impact of lower deferred revenue, primarily driven by higher revenue recognized for our AstraZeneca, Servier and Seagen collaborations out of the deferred balance, lower accounts payable and accrued expenses and higher prepaid expenses, offset partially by lower accounts receivables in the prior period.

Net cash provided by investing activities for the nine months ended September 30, 2023 was $8.6 million as compared to net cash used in investing activities of $22.3 million for the same period in 2022. The change in net cash used is solely attributable to the impact of net investments changes (more maturities in the current period versus more purchases of investments in the comparable prior year period).

Net cash provided by financing activities for the nine months ended September 30, 2023 was $19.8 million as compared to $7.1 million for the same period in 2022. The increase in net cash provided by financing activities is due to an increase in sales under the ATM program.

In August 2021, we established the ATM Program under a sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The ATM Program, as amended, is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the nine months ended September 30, 2023, we sold 24.3 million shares for gross proceeds of $20.3 million under the ATM Program at an average stock price of $0.84 per share.

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. Going forward, we plan to continue to devote substantial time and effort into identifying and executing one or more potential strategic transactions. We have a few research and development programs underway in varying stages of development, and we expect they will continue to require cash for development, conducting clinical trials and testing and manufacturing of product material. We expect cash necessary to fund operations will continue to decrease significantly in the near term as we explore potential strategic transactions, have conducted workforce reductions, and limit our research, development and clinical projects, including opting out of co-development of PRS-344/S095102 in the U.S., and stopping future investments in both PRS-220 phase 2a readiness activities and research and development activities for PRS-400.

Pending the outcome of our review of strategic transactions, including if we decide to continue to advance the clinical development of our product candidates, we expect to incur additional costs in connection with such strategic transaction activities. The timing and amount of such operating expenditures will depend largely on:

•	the outcome, success, timing and cost of any partnerships or other strategic transactions, business combinations or divestiture;
•	the scope, rate of progress, results and cost of our clinical studies, preclinical testing and other related activities;
•	the cost of manufacturing clinical supplies, and establishing commercial supplies, of our drug candidates and any products that we may develop;
•	the number and characteristics of drug candidates that we pursue;
•	the cost, timing and outcomes of regulatory approvals;
•	the cost and timing of establishing sales, marketing and distribution capabilities;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish;
•	the timing, receipt and amount of sales, profit sharing or royalties, if any, from our potential products;
•	the cost of preparing, filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•

the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements to engage in any of these types of transactions beyond our existing collaborations; and

•	the effects of the COVID-19 pandemic and the cost and timing of actions taken to contain it.

We believe that our currently available funds will be sufficient to fund our remaining limited operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. As part of our decision to explore strategic transactions, as discussed above, we have implemented a plan to reduce discretionary expenditures and other fixed or variable personnel costs and to limit a substantial portion of our research, development and clinical projects, including opting out of co-development of PRS-344/S095012 in the U.S., stopping future investments in both PRS-220 phase 2a readiness activities and research and development activities for PRS-400. These investments could be reevaluated in the future if we are successfully able to consummate public or private equity financings, strategic collaborations and transactions or licensing arrangements. Furthermore, we expect to continue to devote substantial time and resources to exploring strategic transactions that our board of directors believes will maximize shareholder value. Despite devoting substantial efforts to identify and evaluate potential strategic transactions, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on favorable terms or at all. We have not set a definitive timetable for completion of this strategic review process, and the board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement, or transaction, or series of transactions, will be pursued, successfully consummated, or lead to any increase stockholder value. Our belief with respect to our ability to fund operations is based on estimates that are subject to these and other risks and uncertainties.

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

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for a discussion of our critical accounting policies and estimates.

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

Recently Issued Accounting Pronouncements

We review new accounting standards to determine the expected financial impact, if any, that the adoption of each standard will have. For the recently issued accounting standards that we believe may have an impact on our consolidated financial statements, see “Note 2—Summary of Significant Accounting Policies” in our condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023, or the 2022 Annual Report, for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. In addition, we are supplementing the risk factors previously disclosed in the 2022 Annual Report as follows:

We may not be successful in identifying and implementing any partnerships or other strategic transactions and any strategic transactions that we may consummate in the future could have negative consequences.

In July 2023, we announced our intention to explore engaging in one or more strategic transactions, such as an acquisition, company sale, merger, reverse merger, divestiture of assets, licensing, or other strategic transactions, and the potential for new or expanded partnerships to advance our therapeutic programs, including cinrebafusp alfa (PRS-343). We continue to explore the various potential strategic transactions. This decision was primarily related to recent events that have impacted our inhaled respiratory franchise, including AstraZeneca's discontinuation of enrollment of  the Phase 2a study for elarekibep. We have retained Stifel, Nicolaus & Company, Incorporated as our exclusive advisor to consider a range of strategic options.  We expect to continue to devote substantial time and resources to exploring strategic transactions that our board of directors believes will maximize stockholder value. Despite devoting significant efforts to identify and evaluate potential strategic transactions, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a definitive timetable for completion of this strategic review process, and our board of directors has not approved a definitive course of action. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value.

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

Our common stock is listed on The Nasdaq Capital Market, or Nasdaq, which imposes, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. As previously disclosed, on May 15, 2023, we received a deficiency letter (the “Notice”) from the Nasdaq Listing Qualifications Department (the “Staff”) notifying us that because the closing bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the Bid Price Requirement.

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

Since the closing bid price of our common stock has not met or exceeded $1.00 per share for a minimum of 10 consecutive business days prior to the Compliance Date, we requested an additional 180 calendar day compliance period on November 6, 2023 in which to regain compliance, in which we provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On November 14, 2023, we received a second notice from Nasdaq providing us with the additional 180 calendar days to regain compliance.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Second Notice from Nasdaq Providing Additional 180-Day Compliance Period

As previously disclosed on a Current Report on Form 8-K filed on May 19, 2023, we received a written notice on May 15, 2023 from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) informing us that, because the closing bid price of the Company’s common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer meet the minimum bid price requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with its Listing Rules, Nasdaq provided us an initial period of 180 calendar days, or until November 13, 2023 (the “First Compliance Period”), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days during the First Compliance Period. The Company's common stock has not regained compliance with the Bid Price Requirement as of November 13, 2023. On November 6, 2023, we requested an extension of an additional 180 days in which to regain compliance with the Bid Price Requirement.

On November 14, 2023, we received a written notice from Nasdaq (the “Second Notice”) indicating that, while we have not regained compliance with the Bid Price Requirement, the Staff has determined that we are eligible for an additional 180 calendar day period, or until May 13, 2024 (the “Second Compliance Period”), to regain compliance with the Bid Price Requirement. According to the Second Notice, the Staff's determination was based on (i) the Company meeting the continued listing requirement for market value of its publicly held shares and all other Nasdaq initial listing standards, with the exception of the Bid Price Requirement, and (ii) our written notice to Nasdaq of our intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary. If at any time during the Second Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance. If compliance cannot be demonstrated by May 13, 2024, Nasdaq will provide written notification that the Company’s common stock will be delisted. At that time, we may appeal Nasdaq’s determination to a Hearings Panel. We can give no assurance that we will regain or demonstrate compliance by May 13, 2024, or that if we receive a delisting notice and appeals the delisting determination by the Staff to the Hearing Panel, such appeal would be successful.

Transaction Committee Compensation

As previously disclosed, on July 18, 2023, we announced our intention to explore engaging in one or more strategic transactions, including mergers, reverse mergers, acquisitions, other business combinations or sales of assets, or other strategic transactions. Our board of directors appointed a transaction committee of the board of directors to help facilitate the board’s consideration of such potential strategic transactions, which initially consists of our directors James Geraghty, Christopher Kiritsy, and Peter Kiener. Each member of the transaction committee is compensated for their service on the committee with an annual fee of $10,000 paid quarterly in arrears following the end of each fiscal quarter, provided that the amount of such payment will be prorated for any portion of such quarter that such director was not serving as a member of the transaction committee.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Separation Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of July 26, 2023.	#*

10.2	Consulting Agreement by and between the Registrant and Ahmed Mousa, dated as of September 11, 2023.	#*

10.3	Amendment No. 1, dated September 12, 2023, to the Amended and Restated License and Collaboration Agreement by and between the Registrant and Seagen Inc.	*+

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

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

PIERIS PHARMACEUTICALS, INC.

November 14, 2023	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

November 14, 2023	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)