Form 10-K
period 2023-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2024-03-29
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.17, was $11,222,444.

As of March 26, 2024, the registrant had 98,935,025 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Forward-Looking Statements

This annual report on Form 10-K for the year ended December 31, 2023, or this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the sections titled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding future events, our ability to maximize capture of future milestones payments, our workforce reduction and related restructuring activities, our future financial and operating performance, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by using terms such as including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks and uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ materially. The description of our Business set forth in Item 1, the Risk Factors set forth in Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 as well as other sections in this report, discuss some of the factors that could contribute to these differences. These forward-looking statements include, among other things, statements about:

•	the accuracy of our estimates regarding expenses, future revenues, uses of cash, capital requirements and the need for additional financing;
•	our workforce reduction and related restructuring activities;
•	our ability to realize the anticipated benefits of our corporate strategy;
•	our cash runway and the sufficiency of our financial resources to fund our operations;
•	the initiation, timing, progress, results, and decisions of our partners' development activities, preclinical studies and clinical trials with respect to our product candidates;
•	our collaborators’ election to pursue or continue research, development and commercialization activities;
•	our ability to obtain future reimbursement and/or milestone payments from our collaborators;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	our partners' ability to successfully commercialize our partnered product candidates;
•	the size and growth of the markets for our partnered product candidates and our partners' ability to serve those markets;
•	the rate and degree of market acceptance of any future products;
•	the success of competing drugs that are or may become available;
•	regulatory developments in the United States and other countries; and
•	any restrictions on our ability to use our net operating loss carryforwards.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: our ability to realize the anticipated benefits of our strategy; our ability to achieve anticipated cost savings and capital preservation as a result of our workforce reduction and related restructuring, including implementation of any potential potential changes leadership structure; the early stage of our partnered drug candidates presently under development; our partners' continued progress, if any, in the areas of co-stimulatory bispecifics and the results of their research and development activities including uncertainties relating to the ongoing or planned clinical testing of our partnered product candidates; our potential need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our ability to meet the minimum bid price requirement for our common stock for continued inclusion on the Nasdaq Capital Market or otherwise maintain the listing of our common stock on Nasdaq; the possibility that Nasdaq treats us as a public shell which may lead to delisting of our common stock on Nasdaq; our future financial performance; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; the success of our collaborations with third parties; our partners’ ability to meet milestones; the receipt of royalty and milestone payments provided for in our collaboration agreements; our partners' ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we or our partners may obtain regulatory approval, and the rate and degree of market acceptance of such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; Servier's ability to advance the phase 1 study for S095012 (also known as PRS-344); Pfizer’s ability to continue to advance SGN-BB228 (also known as PRS-346) and the other drug candidates licensed to them; Boston Pharmaceuticals' ability to continue to advance BOS-342 (also known as PRS-342); the expected impact of new accounting standards; and the delays or disruptions due to geopolitical issues, including the conflicts in Ukraine and the Middle East on our company.

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

Currency Presentation and Currency Translation

Unless otherwise indicated, all references to “dollars,” “$,” “US $” or “U.S. dollars” are to the lawful currency of the United States. All references in this Annual Report to “euro” or “€” are to the currency introduced at the start of the third stage of the European Economic and Monetary Union pursuant to the Treaty establishing the European Community, as amended. We prepare our financial statements in U.S. dollars.

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

Where in this Annual Report we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.1038 based on Thomson Reuters as of December 31, 2023.

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

Pieris Pharmaceuticals, Inc.’s corporate headquarters is located at 225 Franklin Street, 26th Floor, Boston, Massachusetts 02110. The office of Pieris GmbH is located in Hallbergmoos, Germany. Pieris Australia Pty Ltd., a wholly-owned subsidiary of Pieris GmbH, was formed on February 14, 2014 to conduct research and development activities in Australia. Pieris Pharmaceuticals Securities Corporation, a wholly-owned subsidiary of Pieris Pharmaceuticals, Inc., was formed on December 14, 2016 to buy, sell, deal in, or hold securities on its own behalf and not as a broker, and engages in its activities exclusively for investment purposes.

Business Overview

The Company is a biotechnology company that historically discovered and developed Anticalin® protein-based drugs to target validated disease pathways in unique and transformative ways. On March 27, 2024, the Company implemented measures to maximize its ability to collect potential milestones from its clinical pipeline of partnered drug candidates and maintain its capability to consider other strategic options.  The Company's clinical pipeline consists of immuno-oncology, or IO, bispecifics in partnership with collaborators, including S095012 (also referred to as PRS-344) targeting PD-L1 and 4-1BB, SGN-BB228 (also referred to as PRS-346) targeting CD228 and 4-1BB, and BOS-342 (also referred to as PRS-342) targeting GPC3 and 4-1BB. Proprietary to the Company, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies.

Anticalin proteins are a class of low molecular-weight therapeutic proteins derived from lipocalins, which are naturally occurring proteins typically found in human blood plasma and other bodily fluids. Anticalin proteins function similarly to monoclonal antibodies by binding tightly and specifically to a diverse range of targets. An antibody is a large protein used by the immune system to recognize a target molecule, called an antigen. The Company believes Anticalin proteins possess numerous advantages over antibodies in certain applications. For example, Anticalin proteins are relatively small in size and comprised of a single polypeptide chain whereas antibodies are much bigger and comprised of four polypeptide chains. The Anticalin technology is modular, which allows us to design multimeric Anticalin based bi- and multi- specific proteins to bind with specificity to two or more targets at the same time. This multispecificity offers advantages in biological settings where binding to multiple targets can enhance the ability of a drug to achieve its desired effects, such as facilitating the killing of cancer cells.

The Company has intellectual property rights directed to various aspects of the Anticalin technology platform and Anticalin-based drug candidates. The Company believes that its ownership or exclusive license of intellectual property related to the Anticalin platform provides it with a strong intellectual property position.

The core Anticalin technology and platform were developed in Germany, and the Company has collaborations with multiple major pharmaceutical and biotechnology companies, as follows:

•

The Company entered into a license and collaboration agreement, or the Servier Collaboration Agreement, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, in January 2017 in IO.

•

In February 2018, the Company entered into a license and collaboration agreement, or the Pfizer Collaboration Agreement (formerly referenced as the Seagen Collaboration Agreement), with Pfizer Inc. (formerly Seagen Inc.), or Pfizer, in IO. On March 25, 2021, the Company announced an amendment to the Pfizer Collaboration Agreement, or the Amended Pfizer Agreement (formerly referenced as the Amended Seagen Agreement), whereby its option to co-develop and co-commercialize one of the three programs in the collaboration was converted to a co-promotion option for one program in the United States, with Pfizer solely responsible for the development and overall commercialization of that program. Under the co-promotion option, the Company will be entitled to increased royalties from that program in the event that it chooses to exercise the option. As part of this transaction, the Company entered into a subscription agreement pursuant to which we issued to Pfizer 3,706,174 shares of our common stock for a total purchase price of $13.0 million in a private placement transaction. In September 2023, the Company and Pfizer entered into an amendment of the Amended Pfizer Agreement that provides Pfizer with collaboration product licenses with no changes to the amounts achievable under the collaboration agreement. The effect of the September amendment was to transfer responsibility for substantially all activities previously performed by the Company to Pfizer.

•

On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an exclusive product license agreement, or the BP Agreement, to develop BOS-342, a GPC3/4-1BB immuno-oncology antibody-Anticalin fusion, or Mabcalin™, bispecific protein, which is now in a phase 1 clinical study.

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

As part of the Company's March 27, 2024 announcement, it indicated it would implement a new strategy along with relevant cost-saving measures that are expected to extend its cash runway into at least 2027, while maximizing its ability to capture the potential milestones from its partnered 4-1BB bispecific Mabcalin protein IO assets. To support the Company's new strategy, it plans to discontinue all of its research and development efforts that it expects will be completed by the middle of 2024, implement a workforce reduction that will impact additional employees and the executive leadership team which is expected to be implemented in the second quarter of 2024, and reduce the size of its Board of Directors, which the Company also expects to have implemented in the second quarter of 2024. This decision follows the Company's strategic transaction review that began in July 2023, under which the Company, with the assistance of its strategic advisor, Stifel, Nicolaus & Company, conducted a robust process to identify and assess various potential strategic transactions. The Company ultimately determined that its new strategy offers the best opportunity to maximize stockholder value, in part by allowing it to maximize its partnered 4-1BB bispecific Mabcalin protein assets, and further preserving its capability to obtain value for its products in prior development, including cinrebafusp alfa as well as proprietary platform capabilities, by pursuing potential out-licensing or sale transactions. The Company may be entitled to aggregate milestones of up to $20 million upon first patient dosed in the phase 2 trials for SGN-BB228, S095012 (formerly PRS-344) and BOS-342, which are all currently in phase 1 clinical development, and aggregated milestones of up to $55 million upon first patient dosed in pivotal clinical trials for SGN-BB228, S095012 (formerly PRS-344) and BOS-342.

The Company has several 4-1BB bispecific Mabcalin IO assets in partnership with other major pharmaceutical and biotechnology companies.

In January 2017, the Company initiated a strategic collaboration with Servier to discover and develop multiple Anticalin-based bispecific therapeutics in IO. S095012, a PD-L1/4-1BB bispecific Mabcalin compound is a clinical-stage program being developed within this alliance. The Company and Servier presented preclinical data and the phase 1/2 study design for S095012 at the American Association for Cancer Research, or AACR, medical meeting in April 2022. The first-in-human phase 1/2 multicenter open-label dose escalation study is being conducted in multiple countries and is designed to determine the safety and preliminary activity of S095012 in patients with advanced and/or metastatic solid tumors. In July 2023, the Company notified Servier that it was opting out of co-development and commercialization of S095012 in the U.S. Servier continues to advance the program. Servier retains exclusive, even as to the Company, worldwide rights to the program including the right to advance development and potential commercialization in the U.S. As a result of the election to opt out, the Company is entitled to increased royalty rates and potential royalties and milestones, if any, for S095012.

In February 2018, the Company initiated a strategic collaboration with Pfizer (formerly Seagen) to discover and develop up to three Anticalin-based tumor-targeted bispecific therapeutics in IO. The first program, SGN-BB228 (also referenced as PRS-346), a CD228/4-1BB bispecific antibody-Anticalin (i.e. Mabcalin™) compound, is currently being advanced in the clinic by Pfizer, which is responsible for further advancement and funding of the asset. In January 2023, the first patient was dosed in a Pfizer-sponsored phase 1 study of SGN-BB228, which triggered a $5.0 million payment from Pfizer to us. Pfizer presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting in November 2022 and at the American Association for Cancer Research (AACR) Annual Meeting in April 2023. In June 2023, Pfizer presented the study design of the phase 1 study of SGN-BB228 at the American Society of Clinical Oncology (ASCO) Annual Meeting. The Company believes the achievement of a clinical development milestone for this program offers validation our approach in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. At the end of 2023, the Company handed over the second and third programs, which were initiated in the third quarter of 2021 and fourth quarter of 2022, respectively, to Pfizer which is responsible for further advancement and funding of these assets. The Company retains a co-promotion option for one of the programs in the United States.

BOS-342 (also referenced as PRS-342) is a GPC3/4-1BB bispecific Mabcalin compound that the Company exclusively licensed to Boston Pharmaceuticals. Boston Pharmaceuticals continues to advance BOS-342 in the clinic. In August 2023, the first patient was dosed in a Boston Pharmaceuticals sponsored phase 1/2 study of BOS-342 in hepatocellular carcinoma (HCC), for which the Company received a $2.5 million milestone payment and is entitled to receive up to approximately $350 million in potential development, regulatory and sales-based milestone payments, and tiered royalties on potential sales of BOS-342.

Formerly the lead IO Anticalin-based drug candidate in its pipeline, cinrebafusp alfa is a bispecific Mabcalin compound comprising a HER2-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins. Cinrebafusp alfa is designed to drive tumor localized T cell activation through tumor-targeted drug clustering mediated by HER2 expressed on tumor cells. This program was the first 4-1BB bispecific T cell co-stimulatory agonist to enter clinical development. In August 2022, we announced the decision to cease further enrollment in the two-arm, multicenter, open-label phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in phase 1 studies, including single agent activity in a monotherapy setting, and in the phase 2 study in HER2-expressing gastric cancer, providing evidence of clinical activity for our broader 4-1BB franchise. In April 2023, clinical data showing an unconfirmed 100% objective response rate and promising emerging durability profile were presented at the American Association of Cancer Research annual meeting. The Company continues to remain committed to obtaining value for cinrebafusp alfa either through out-licensing or sale transaction.

The Company's clinical pipeline formerly included respiratory assets as well. Elarekibep (previously known as PRS-060/AZD1402) was a clinical stage Anticalin drug candidate being developed in partnership with AstraZeneca under a license and collaboration agreement, or the AstraZeneca Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or AstraZeneca Platform License, and together with the AstraZeneca Collaboration Agreement, the AstraZeneca Agreements, with AstraZeneca AB, or AstraZeneca, which was entered into on May 2, 2017 and became effective on June 10, 2017, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Elarekibep targets IL-4Rα, a cell surface receptor expressed on immune cells in the lung. IL-4Rα is specific for the cytokine IL-4 and the closely related cytokine IL-13, both key drivers of the immune system. The Company sponsored the phase 1 single ascending dose/multiple ascending dose studies for elarekibep, after which AstraZeneca took responsibility for further clinical development of elarekibep. The phase 2a study was a two-part, multi-center, placebo-controlled clinical study of elarekibep to evaluate elarekibep at three dose levels, 1, 3 and 10 mg, using a dry powder formulation administered via inhalation twice daily.

On June 21, 2023, the Company issued a press release announcing that AstraZeneca had communicated to the Company its decision to discontinue and cease dosing in the ongoing clinical studies of elarekibep. This decision was based on lung findings from a non-clinical 13-week GLP toxicology study in non-human primates with dry powder inhaler-formulated elarekibep, which did not support long-term use and progression to later-stage development. AstraZeneca’s decision was made independent of any data from the phase 2a study. On July 17, 2023, AstraZeneca notified the Company of its intention to terminate the AstraZeneca Agreements, effective October 15, 2023. AstraZeneca’s decision to terminate the AstraZeneca Agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates previously disclosed by the Company. With the termination of the AstraZeneca Agreements, there are no more active programs or performance obligations related to the collaboration. Following the Company's review of the data, the Company determined that it would not continue to advance the program for scientific reasons.

The Company's fully proprietary respiratory asset, PRS-220, an orally inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, was being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and other fibrotic lung diseases. In August 2023, the Company completed a phase 1 healthy volunteer study in of PRS-220 in healthy volunteers in Australia, which was a randomized, two-part, blinded, placebo-controlled study, designed to assess the safety, tolerability, pharmacokinetics, and immunogenicity of single and multiple ascending doses of PRS-220 when administered by oral inhalation to healthy subjects. CTGF, a matricellular protein, is a driver of fibrotic tissue remodeling and the protein has been found over-expressed in lung tissue from patients suffering from IPF. Data from the single and multiple ascending doses of PRS-220, when administered by oral inhalation to healthy subjects, demonstrated that PRS-220 was safe and generally well tolerated at all administered doses by subjects in this study. With the completion of the phase 1 healthy volunteer study, the Company intends to winddown PRS-220 and does not plan to continue to advance the program for scientific reasons.

Strategy

On March 27, 2024, we announced the implementation of a new strategy along with relevant cost-saving measures that are expected to extend our cash runway into at least 2027, while maximizing our ability to capture the potential milestones from our partnered 4-1BB bispecific Mabcalin protein IO assets. We may be entitled to aggregate milestones of up to $20 million upon first patient dosed in the phase 2 trials for SGN-BB228, S095012 and BOS-342, which are all currently in phase 1 clinical development, and aggregated milestones of up to $55 million upon first patient dosed in pivotal clinical trials for SGN-BB228, S095012 and BOS-342. To support the new strategy, we plan to discontinue all of our research and development efforts which we expect will be completed by the middle of 2024, implement a workforce reduction that will impact additional employees and the executive leadership team that is expected to be implemented in the second quarter of 2024, and reduce the size of our Board of Directors, which we also expect to have implemented in the second quarter of 2024.  In addition to the alliance management activities for our partnered programs, we remain committed to obtaining value for our products in prior development, including cinrebafusp alfa as well as our proprietary platform capabilities, by pursuing potential out-licensing or sales transactions. In addition to these potential transactions, we may also, from time-to-time, consider strategic opportunities that we believe may increase stockholder value.

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

Our Anticalin proteins were developed from two scaffolds, namely the tear lipocalin, found primarily in human tear fluid as well as the lung epithelium, and NGAL, a protein involved in the innate immune system, by selection from diverse libraries with mutations in the genetic code of the ligand binding regions and regions of the proteins that are amenable for amino acid exchanges. These mutations have the potential to lead to highly specific, high-affinity binding proteins for both small and large molecular targets. Mutations are introduced at pre-defined positions, creating exponentially diverse pools of Anticalin proteins, the most potent and well-behaved of which are selected and optimized in a customized manner through in vitro selection using techniques such as phage and yeast display, which are successful techniques in antibody-based drug discovery. The ability to generate highly-diverse and high-quality Anticalin libraries and to select for the best binders among the large pool of Anticalin proteins by display technologies gives us the opportunity to select highly specific and high affinity Anticalin proteins for a wide variety of targets. The flexibility inherent in the Anticalin proteins’ cup-like structure allows us to choose both small-molecule targets that are capable of binding inside the ‘cup’ as well as larger protein targets that are predominantly bound by the flexible loop region outside of the ‘cup’. Our prior clinical studies of intravenously-administered Anticalin-based drug candidates, including the phase 1 studies of cinrebafusp alfa, the phase 1 and 2 studies of PRS-080, the phase 1 study of PRS-050, as well as the phase 1 study of a PCSK9-specific Anticalin protein, indicate that these proteins appear to have the potential to exhibit a favorable safety profile.

The below graphic illustrates Anticalin proteins binding to a small molecule (left), a small protein target (hepcidin, center) and a large protein target (CTLA4, right):

To obtain a specific Anticalin protein, we took advantage of the breadth of our proprietary Anticalin libraries, generated through our protein engineering expertise. We created proprietary Anticalin libraries by rationally diversifying certain lipocalin regions, thereby generating Anticalin libraries suitable for identifying binders to different types of targets. By utilizing bacterial and mammalian expression platforms from the earliest stages of drug discovery through current Good Manufacturing Practice, or cGMP, manufacturing, we created seamless platforms that facilitate the selection of high-quality and cost-effective drug candidates. Anticalin-based drug candidates have been proven to be suitable for expression in standard mammalian expression systems. Thus, Anticalin protein manufacturing is not limited to bacterial systems, and the expression system can be selected on a program-by-program basis. See “—Manufacturing” below.

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

Implementation of the Anticalin Platform Technology: Our Drug Candidate Pipeline

All of our drug candidates are in the early stage of development with our partners, and we anticipate that it will likely be several years before any of our drug candidates could be commercialized. Our current collaborations include:

Servier Collaboration

S095012 (also known as PRS-344) consists of a PD-L1-targeting antibody and 4-1BB-targeting Anticalin proteins genetically fused to each arm of the C-terminal heavy chain of the antibody, and is currently being developed by Servier under our collaboration agreement with them. The first patient was dosed in November 2021 and the first-in-human study consists of evaluating the safety and tolerability profile of S095012 and determining its maximum tolerated dose, or MTD, and/or the recommended phase 2 dose, or RP2D, in patients with solid tumors. In addition, the PK profile as well as pharmacodynamic effects of S095012 will be characterized in the study and any initial signs of anti-tumoral activity will be correlated to safety and PK and further explored in expansion cohorts.

In July 2023, we notified Servier that we were opting out of co-development and commercialization of S095012 in the U.S. Servier continues to advance the program, and is fully responsible for any further advancement and funding of this program. Servier retains exclusive, even as to us, worldwide rights to the program including the right to advance development and potential commercialization in the U.S. As a result of our election to opt out, we are entitled to increased royalty rates and potential royalties and milestones, if any, for S095012.

Pfizer Collaboration

In addition, our collaboration with Pfizer (formerly Seagen) to discover and develop Anticalin-based tumor-targeted bispecific antibody-Anticalin therapeutics in IO includes three programs.

We achieved a key development milestone for one of the programs, a CD228 x 4-1BB, or SGN-BB228, bispecific tumor-targeted costimulatory agonist, in the Pfizer collaboration in 2020, triggering a $5 million milestone payment. We handed the program over to Pfizer, which is responsible for further advancement and funding of the asset. Pfizer presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting. In January 2023, we announced that the first patient was dosed in a Pfizer-sponsored phase 1 study of SGN-BB228, which triggered a $5 million milestone payment from Pfizer to us. The program is one of three current programs in the Pfizer alliance.

In March 2021, Pfizer made a $13.0 million equity investment in Pieris as part of an ongoing collaboration between the companies. The companies also amended their existing immuno-oncology collaboration whereby Pieris' option to co-develop and co-commercialize the second of three programs in the collaboration was converted to a co-promotion option for one of the three programs in the United States. During the third quarter of 2021, we initiated the second program, and during the fourth quarter of 2022, we initiated the third program within the collaboration with Pfizer.

In September 2023, we and Pfizer entered into an amendment of the Second Pfizer Amendment that provides Pfizer with collaboration product licenses with no changes to the amounts achievable under the collaboration agreement. The effect of the September 2023 amendment was to transfer responsibility for substantially all activities previously performed by the Company to Pfizer. Furthermore, in December 2023, we officially handed over the remaining programs to Pfizer, and it is responsible for any further advancement and funding of these assets.

Boston Pharmaceuticals Collaboration

In April 2021, we and Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an exclusive product license agreement to develop BOS-342, a GPC3/4-1BB preclinical immuno-oncology bispecific Mabcalin protein.

In August 2023, the first patient was dosed in a Boston Pharmaceuticals sponsored phase 1/2 study of BOS-342 in hepatocellular carcinoma (HCC), for which we received a $2.5 million milestone payment and are entitled to receive up to approximately $350 million in potential development, regulatory and sales-based milestone payments, and tiered royalties on potential sales of BOS-342. Boston Pharmaceuticals is responsible for any further advancement and funding of this asset.

Our drug candidate pipeline formerly included:

Elarekibep Targeting IL-4Rα in Asthma

Elarekibep (previously known as PRS-060/AZD1402) was a clinical stage Anticalin drug candidate targeting IL-4Rα, a cell surface receptor expressed on immune cells in the lung. IL-4Rα is specific for the cytokine IL-4 and the closely related cytokine IL-13, both key drivers of the immune system. Elarekibep was derived from human tear lipocalin, and has a 20 pM affinity for human IL-4Rα.  We sponsored the phase 1 single ascending dose/multiple ascending dose studies for elarekibep, after which AstraZeneca took responsibility for further clinical development of elarekibep. The phase 2a study was a two-part, multi-center, placebo-controlled clinical study of elarekibep to evaluate elarekibep at three dose levels, 1, 3 and 10 mg, using a dry powder formulation administered via inhalation twice daily. On June 21, 2023, we announced that AstraZeneca had communicated to us its decision to discontinue and cease dosing in the ongoing clinical studies of elarekibep. This decision was based on lung findings from a non-clinical 13-week GLP toxicology study with dry powder inhaler-formulated elarekibep, which did not support long-term use and progression to later-stage development. AstraZeneca’s decision was made independent of any data from the phase 2a study. Following our review of the data, we decided to not continue to advance the program for scientific reasons.

PRS-220 Targeting Connective Tissue Growth Factor (CTGF) in IPF

Our former lead fully proprietary respiratory asset, PRS-220, an orally inhaled Anticalin protein targeting CTGF, was being developed as a local treatment for IPF and other fibrotic diseases, and passed the drug candidate nomination stage in 2021.

We completed the phase 1 clinical study in healthy volunteers in August 2023, and finalized the clinical study report in December 2023. The first-in-human study was a randomized, two-part, blinded, placebo-controlled study, designed to assess the safety, tolerability, pharmacokinetics, and immunogenicity of single and multiple ascending doses of PRS-220 when administered by oral inhalation to healthy subjects. Data from the single and multiple ascending doses of PRS-220, when administered by oral inhalation to healthy subjects, demonstrated that PRS-220 was safe and generally well tolerated at all administered doses by subjects in this study. We received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the program. With the completion of the phase 1 healthy volunteer study, we intend to wind down PRS-220 and do not plan to continue to advance the program for scientific reasons.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We do not expect that we will manufacture any drug candidates in the future. We have historically relied on third party contract manufacturer organizations, or CMOs, and if we ever decide to manufacture any drug candidates in the future, we expect we will rely on CMOs, for the manufacture of any drug candidates for larger scale preclinical and clinical testing, as well as for commercial quantities of any drug candidates that may be approved for marketing.

We believe that Anticalin-branded drug candidates, including Mabcalin proteins, can be manufactured in reliable and reproducible biologic processes from readily available starting materials as they are produced using mammalian expression systems similar to those systems that are widely used in the industry for the production of antibodies. We believe that the manufacturing process is amenable to scale-up and will not require unusual or expensive equipment. As previously disclosed, our partners are fully responsible for any further advancement and funding of these assets.

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

We historically have, and may continue to, file and prosecute patent applications and maintain granted patents directed to our key drug candidates in an effort to establish intellectual property positions relating to new compositions of matter for these drug candidates, as well as novel medical applications of these compounds in the treatment, prevention or diagnosis of various indications.

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

We hold issued patents and pending patent applications in the United States and other foreign jurisdictions, which patents or patent applications are related to libraries of different scaffolds and consensus sequences such as human NGAL and human tear lipocalin, and are expiring or expected to expire between 2024 and 2043, subject to any patent term adjustments and terminal disclaimers in the United States. We also own a number of patents and patent applications at various stages of prosecution directed towards compositions of matter and in some cases, formulations or methods of use, of our preclinical and clinical drug candidates. Where possible, we will pursue patent term adjustments in the United States and any applicable foreign jurisdictions.

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

Strategic Partnerships

Since inception, we have entered into several strategic partnerships and other license or option agreements to complement our drug discovery and development. Specifically, we entered into strategic partnerships with Servier, Boston Pharmaceuticals, Pfizer and Genentech, or collectively, the Strategic Partnerships. Under the Strategic Partnerships, we have developed and conducted selection and screening of drug candidates, as well as in vitro potency and efficacy testing, using our Anticalin-brand drug discovery platform, our Anticalin libraries and other proprietary methods to generate, identify and characterize drug candidates against certain biological targets associated with several diseases. The Strategic Partnerships as well as the former AstraZeneca collaboration have provided us with approximately $179.7 million in cash from upfront and milestone payments through December 31, 2023. With respect to discontinued agreements, we have no ongoing performance obligations and do not expect to receive any significant additional consideration pursuant to those agreements.

Under our ongoing Strategic Partnerships, our partners are obligated to use commercially reasonable efforts to develop and commercialize drug candidates identified in the course of the collaboration. We are entitled to receive from our partners’ research, development and regulatory milestone payments and, in some cases, including in the Servier, Boston Pharmaceuticals, Pfizer and Genentech collaborations, royalties on net sales for products developed and commercialized under these collaborations. With respect to the Pfizer partnership, we have the option to co-promote one or more therapeutic programs with our partners.

The Strategic Partnerships represent collaborations primarily in IO. Certain terms and conditions of these Strategic Partnerships are summarized below.

Our collaboration with Servier

On January 4, 2017, we entered into the Servier Collaboration Agreement and a non-exclusive Anticalin platform license agreement with Servier, or the Servier Platform License, collectively referred to as the Servier Agreements. Pursuant to the terms of the Servier Agreements, we, along with Servier, initially pursued five bispecific therapeutic programs. Servier has terminated four of the five bispecific therapeutic programs, and is focusing on continued development of the most advanced program, S095012 (also referred to as PRS-344).

In July 2023, we notified Servier that we were opting out of co-development and commercialization of S095012 in the U.S., which Servier continues to advance. Servier retains exclusive, even as to us, worldwide rights to the program including the right to advance development and potential commercialization in the U.S. As a result of our election to opt out, we are entitled to increased royalty rates and potential royalties and milestones, if any, for S095012.

Under the Servier Agreements, we received an upfront payment of €30.0 million (approximately $32.0 million) and have achieved two preclinical milestones related to S095012 as well as one clinical milestone related to S095012 and one preclinical milestone related to PRS-352, which has been discontinued by Servier. We may also receive additional development-dependent and commercial milestone payments for S095012. In addition, we will be entitled to receive tiered royalties up to low double digits on the sales of commercialized products in the Servier territories.

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

Our collaboration with Pfizer

On February 8, 2018, we entered into the Pfizer Collaboration Agreement and a non-exclusive Anticalin platform technology license agreement with Seagen, now referenced as Pfizer, or the Pfizer Platform License (formerly the Seagen Platform License), collectively referred to as the Pfizer Agreements (formerly the Seagen Agreements), pursuant to which the parties agreed to develop multiple targeted bispecific IO treatments for solid tumors and blood cancers.

Under the terms of the Pfizer Agreements, Pfizer paid us a $30 million upfront fee and will pay tiered royalties on net sales up to the low double-digits. Additionally, Pfizer will pay us up to $1.2 billion in total success-based payments, as of December 31, 2023, across three product candidates. The companies will pursue multiple antibody-Anticalin proteins during a research phase, and Pfizer has the option to select up to three therapeutic programs for further development. On March 25, 2021 we announced an amendment to the Pfizer Collaboration Agreement whereby our option to co-develop and co-commercialize the second of three programs in the collaboration was converted to a co-promotion option for one of the three programs in the United States, with Pfizer solely responsible for the development and overall commercialization of that program. We will be entitled to increased royalties in the event that we choose to exercise the co-promotion option for that program. As a result of this amendment, Pfizer will solely develop, fund and commercialize all three programs. Pfizer may also decide to select additional candidates from the initial research phase for further development in return for the payment to us of additional fees, milestone payments and royalties.

The term of each of the Pfizer Agreements ends upon the expiration of all of Pfizer’s payment obligations under such Pfizer Agreement. The Pfizer Collaboration Agreement may be terminated by Pfizer on a product-by-product basis for convenience beginning 12 months after its effective date upon 90 days’ notice or, for any program where a pivotal study has been initiated, upon 180 days’ notice. Any program may be terminated at Pfizer’s option. If any program is terminated by Pfizer after a pre-defined pre-clinical stage, we will have full rights to continue such program. If any program is terminated by Pfizer prior to such pre-defined pre-clinical stage, we will have the right to continue to develop such program but will be obligated to offer a co-development option to Pfizer for such program. The Pfizer Collaboration Agreement may also be terminated by Pfizer or us for an uncured material breach by the other party upon 90 days’ notice, subject to extension for an additional 90 days if the material breach relates to diligence obligations and subject, in all cases, to dispute resolution procedures. The Pfizer Collaboration Agreement may also be terminated due to the other party’s insolvency and may in certain instances, including for reasons of safety, be terminated on a product-by-product basis. Each party may also terminate the Pfizer Agreements if the other party challenges the validity of any patents licensed under the Pfizer Agreements, subject to certain exceptions. The Pfizer Platform License will terminate upon termination of the Pfizer Collaboration Agreement, whether in its entirety or on a product-by-product basis.

In June 2020, we and Pfizer entered into amendments to the Pfizer Agreements, or together, the Amendment. The Amendment extended the deadline for Pfizer to nominate a second and third antibody target, both of which have since been nominated, and triggered a $5.0 million milestone payment due from Pfizer as Pfizer made a go decision on SGN-BB228. In January 2023, we announced that the first patient was dosed in SGN-BB228 and Pfizer paid us a $5.0 million milestone fee in connection with this achievement. Additionally, as part of this transaction, we entered into a subscription agreement pursuant to which we agreed to issue to Pfizer 3,706,174 shares of our common stock for a total purchase price of $13.0 million, or $3.51 per share, in a private placement transaction.

Finally, in September 2023, we and Pfizer entered into an amendment of the Pfizer Collaboration Agreement, as amended, that provides Pfizer with collaboration product licenses with no changes to the amounts achievable under the Pfizer Collaboration Agreement, as amended. The effect of the September 2023 amendment was to transfer responsibility for substantially all activities previously performed by the Company to Pfizer. Furthermore, in December 2023, we officially handed over the remaining programs to Pfizer, and it is responsible for any further advancement and funding of these assets.

Our collaboration with Boston Pharmaceuticals

On April 24, 2021, we and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an exclusive product license agreement, or the BP Agreement, to develop BOS-342, a 4-1BB/GPC3 preclinical immuno-oncology Mabcalin bispecific protein.

Under the terms of the BP Agreement, Boston Pharmaceuticals exclusively licensed worldwide rights to BOS-342. We received an upfront payment of $10.0 million and are further entitled to receive up to $352.5 million in development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of PRS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the BP Agreement or a change of control of Boston Pharmaceuticals. We will also contribute up to $4.0 million toward manufacturing activities.

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

We do not have any obligations to assist in the research and development efforts of Boston Pharmaceuticals under the BP Agreement. However, we had an obligation to fund up to $4.0 million in costs, including out-of-pocket costs incurred by Boston Pharmaceuticals, in connection with the manufacture of products under the BP Agreement. The arrangement with Boston Pharmaceuticals provides for the transfer of the following: (i) exclusive license of BOS-342, (ii) non-exclusive Pieris platform license, (iii) initial know-how, (iv) product cell line license, and (v) materials (as each such term is defined under the BP Agreement).

In August 2023, the first patient was dosed in a Boston Pharmaceuticals sponsored phase 1/2 study of BOS-342 in hepatocellular carcinoma (HCC), for which we received a $2.5 million milestone payment and are entitled to receive up to approximately $350 million in potential development, regulatory and sales-based milestone payments, and tiered royalties on potential sales of BOS-342.

Our collaboration with Genentech

On May 19, 2021, we and Genentech, Inc., or Genentech, entered into a Research Collaboration and License Agreement, or the Genentech Agreement, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies that leverage the Company’s proprietary Anticalin technology. Upon signing the Genentech Agreement, Genentech paid the Company a $20 million upfront fee. In addition, the Genentech Agreement provides for us to be eligible to receive additional milestone payments across multiple programs, as well as tiered royalty payments on net sales at percentages ranging from the mid-single to low double-digits, subject to certain standard reductions and offsets.

Under the terms of the Genentech Agreement, we would be responsible for discovery and preclinical development of two initial programs. We would be responsible for research activities following target nomination through the late-stage research go decision. We and Genentech would then collaborate on drug candidate characterization until the development go decision. After the development go decision, Genentech would be responsible for pursuing the preclinical and clinical development of each program, and thereafter, the commercialization efforts. Each party would be responsible for the costs incurred to perform their respective responsibilities. Genentech has an option to expand the collaboration to encompass two additional programs with the payment of a $10 million fee per additional program. If Genentech exercises its option to start additional programs, payment to us of additional fees, milestone payments and royalties would result.

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

While the Genentech Agreement allows for up to four research programs, only two research programs were initially identified and committed in the Genentech Agreement. To reach a total of up to four research programs, we have granted Genentech options to nominate an additional two collaboration targets of their choosing, subject to the legal availability of the target to be researched. Genentech will have three years after the effective date to nominate the subsequent targets. We have also granted Genentech options to replace any of the collaboration targets identified with another target. However, at no point will there be more than four identified collaboration targets for which there are ongoing research programs. In April and May 2023, Genentech and the Company decided to discontinue the discovery-stage programs in ophthalmology and respiratory, respectively, for scientific reasons.

Our collaboration with AstraZeneca

On May 2, 2017, we entered into the AstraZeneca Collaboration Agreement and a Non-exclusive Anticalin Platform Technology License Agreement with AstraZeneca, or the AstraZeneca Platform License, collectively referred to as the AstraZeneca Agreements, which became effective on June 10, 2017, which were subsequently amended on March 29, 2021. In connection with the amendments, we entered into a Subscription Agreement pursuant to which we agreed to issue to AstraZeneca 3,584,230 shares of our common stock for a total purchase price of $10.0 million in a private placement transaction. In August 2022, we entered into another amendment to the License and Collaboration Agreement.

On July 17, 2023, AstraZeneca notified the Company of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, and the termination became effective October 15, 2023. AstraZeneca’s decision to terminate the AstraZeneca Agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates previously disclosed by the Company. With the termination of the AstraZeneca Agreements, there are no more active programs or performance obligations related to the collaboration. Since the termination of the AstraZeneca Agreements, the Company has decided it would not pursue further development of the programs from the AstraZeneca Agreements.

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

Pieris and TUM initiated discussions in the second quarter of 2018 to clarify, expand and restructure the TUM License, including the parties’ obligations under such license agreement. The parties’ discussions relate to revised commercial terms and to re-initiating additional collaborations between faculty at TUM and Pieris. While an amended and restated license agreement has not yet been completed, the Company may enter into an amendment reflecting the parties' discussions.

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

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific time frames to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The U.S. Department of Health and Human Services' Final Rule and NIH's complementary policy on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement against clinical trial sponsors that fail to comply with such requirements.

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

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The FDA reviews a BLA to determine, among other things whether the product is safe, pure and potent and that the facility (or facilities) in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA or BLA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA or BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the applicant may choose to either resubmit the NDA or BLA addressing all of the deficiencies identified in the letter or withdraw the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in response to an issued CRL in either two or six months depending on the type of information included. Even with the submission of this additional information, however, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Congress also recently amended the FDCA law to give the agency the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. The Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors and dispensers over a 10‑year period, which culminated in November 2023.

Most recently, the FDA announced a one-year stabilization period to November 2024, giving entities subject to the DSCSA additional time to finalize interoperable tracking systems and to ensure supply chain continuity.

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

Regulation outside of the United States

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of our products outside of the United States. Whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the 27-member European Union, before we may commence clinical trials or market products in those countries or areas. With the United Kingdom withdrawal from the European Union on January 31, 2020, UK licensing decisions were transferred from EMA to The Medicines and Healthcare Products Regulatory Agency, or MHRA, the UK Regulatory Body. For a period of three years following January 1, 2021, the UK continued to adopt decisions taken by the European Commission on the approval of new marketing authorizations. However, companies will be required to submit an identical application to the MHRA upon the Committee for Medicinal Products for Human Use, or CHMP, positive opinion of the application. The MHRA will then wait for the European Commission decision on approval. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly between countries and jurisdictions and can involve additional testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

Centralized procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency, or EMA, that is valid in all EU member states, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced-therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

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

Conditional approval

In specific circumstances, EU legislation (Article 14(7) Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products) if (1) the risk-benefit balance of the product candidate is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Periods of authorization and renewals

A marketing authorization is valid for five years in principle and the marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal. Any authorization which is not followed by the actual placing of the drug on the EU market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so-called sunset clause).

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

In the United States, President Biden signed into the law the Inflation Reduction Act (IRA) in August 2022. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the U.S. Starting in 2023, a manufacturer of drugs or biological products covered by Medicare Parts B or D must pay a rebate to the federal government if their drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting for payment year 2026, the Centers for Medicare & Medicaid Services (CMS) will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023.  However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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

In addition to the IRA’s drug price negotiation provisions summarized above, President Biden’s Executive Order 14087, issued in October 2022, called for the CMS Innovation Center to prepare and submit a report to the White House on potential payment and delivery modes that would complement IRA, lower drug costs, and promote access to innovative drugs.

In February 2023, CMS published its report which described three potential models focusing on affordability, accessibility and feasibility of implementation for further testing by the CMS Innovation Center. As of December 31, 2023, the CMS Innovation Center's testing of the proposed models is still in progress.

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

For example, in recent years, several states have formed prescription drug affordability boards (PDABs).  Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (UPLs) on drugs sold in their respective states in both public and commercial health plans.  For example, in August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review.  The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the health care and pharmaceutical supply chain, an important decision that appears to be leading to further and more aggressive efforts by states in this area.

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

Rule 12b-2 of the Exchange Act establishes a class of company called a “smaller reporting company,” which effective September 10, 2018, was amended to include companies with a public float of less than $250 million as of the last business day of their most recently completed second fiscal quarter or, if such public float is less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available. For the year ended December 31, 2023, we qualify as a smaller reporting company.

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

For as long as we continue to be a smaller reporting company, we expect that we will take advantage of the reduced disclosure obligations available to us as a result of this classification. We will remain a smaller reporting company until we have (i) a public float of more than $700 million as of the last business day of our most recently completed second fiscal quarter, if we have annual revenues of less than $100 million during the most recently completed fiscal year, or (ii) a public float of $250 million or more as of the last business day of our most recently completed second fiscal quarter, if we have annual revenues of at least $100 million during the most recently completed fiscal year, and we could retain our smaller reporting company status indefinitely depending on the size of our public float.

Employees and Human Capital Resources

On July 18, 2023, our Board of Directors approved a reduction in our workforce by approximately 70%. Since July of 2023, and through December 31, 2023, we took additional steps to reduce our operating footprint including terminating our remaining lease obligations in Germany and winding down our proprietary inhaled respiratory programs. We also opted out of and terminated programs where possible to reduce operating costs. Further reductions in the workforce have occurred based upon these actions. In connection with our announcement on March 27, 2024, we intend to conduct a workforce reduction, which would impact additional employees and the current executive leadership team, and would be implemented in the second quarter of 2024.

As of December 31, 2023, we had 46 full-time employees and 4 permanent part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our corporate headquarters is located in Boston, MA and we have offices located in Hallbergmoos, Germany. As such, 6, or 12%, of our employees were located in the United States and 44, or 88%, of our employees were located in Germany. We also utilize the services of consultants, clinical research organizations and other third parties from locations across the world.

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

Following is a summary of our Risk Factors:

•	Our business strategy depends substantially upon our ability to receive future contingent milestone and royalty payments from our partnered programs.
•

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We currently have no product revenues and no approved products and may need to raise additional capital to operate our business.

•

We could be subject to product liability lawsuits based on the use of our drug candidates in clinical testing or, if obtained, following our products' marketing approval and commercialization. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to cease clinical testing or limit commercialization of our drug candidates.

•

We are heavily dependent on the successful development of our partnered drug candidates and we cannot be certain that our partners will receive regulatory approvals or be able to successfully commercialize our partnered drug candidates even if they receive regulatory approvals.

•

Preclinical and clinical testing of our drug candidates that has been conducted to date or will be conducted in the future may not have been or may not be performed in compliance with applicable regulatory requirements, which could lead to increased costs or material delays for their further development.

•	We may be treated as a "public shell" company which could have negative consequences, including potential Nasdaq delisting of our common stock.
•	Disagreements with respect to the commercial terms of our sales, licensing, purchase or manufacturing agreements may limit our commercial success.
•

We depend on third parties and intend to continue to license or collaborate with third parties, and events involving these strategic partners or any future collaboration could delay or prevent us from developing or commercializing products.

•

Our success depends on the efforts of our current collaborators, who will likely have substantial control and discretion over the continued development and commercialization of drug candidates that are the subject of our collaborations.

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

•	Our shares of common stock could be delisted from the Nasdaq Capital Market, which could result in, among other things, a decline in the price of our common stock and less liquidity for holders of shares of our common stock.
•

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

A detailed discussion of the above Risk Factors follows below.

Risks Related to our Corporate Strategy

Our business strategy depends substantially upon our ability to receive future contingent milestone and royalty payments.

Our business strategy depends substantially upon our ability to receive future milestone and royalty payments from Pfizer (formerly Seagen), Boston Pharmaceuticals, and Servier. On March 27, 2024, we announced a strategy to maximize our ability to capture the potential milestones from licensing and collaboration agreements with our partners, including Pfizer, Boston Pharmaceuticals, and Servier, while maintaining the capability to consider other strategic options. Our Board of Directors implemented a series of measures designed to extend our cash runway into at least 2027 and maximize our ability to capture the potential milestone payments. These measures include discontinuing research and development activities, which is expected to be completed in the middle of 2024, conducting further workforce reduction that affect additional employees and the executive leadership team, which is expected to be implemented in the second quarter of 2024, and reducing the size of our Board of Directors, which is also expected to be implemented in the second quarter of 2024.

We do not have any ongoing research or development activities. Any failure to achieve such milestones or a perception that the milestones may not be achieved will materially and adversely affect the company and the value of the common stock.

Even if some or all of the milestones or royalties set forth in the Pfizer Agreement, Boston Pharmaceuticals Agreement, or Servier Agreement are achieved, it may take significantly longer than we anticipate and could require us to raise additional funding in order to maintain our ability to receive payment for such milestones.

Achievement of the milestones set forth in the Pfizer Agreement, the Boston Pharmaceuticals Agreement, and the Servier Agreement are not guaranteed and there is significant risk that some or all of such milestones will not be achieved when anticipated, if at all. If achievement of the milestones is delayed beyond what we currently anticipate, it could require us to raise additional funds in order to maintain our ability to receive payment for the potential future achievement of such milestones. Sources of funds may not be available or, if available, may not be available on terms satisfactory to us. Raising additional funds could be dilutive or otherwise disadvantageous to our stockholders. Any delay in receipt of the potential benefit to the company or our stockholders resulting from achievement of such milestones, in addition to any additional uncertainty as to whether such milestones will be achieved at all, would materially and adversely affect the company and the value of the common stock.

Time and costs associated with winding down our research and development activities and any return of cash to stockholders may be significant.

There are significant costs associated with winding down our normal historic operations, such as separation of employees, termination of contracts and engagement of external consultants, all of which have and may in the future reduce our cash resources. Additionally, if our Board of Directors decide to issue any cash dividends to our stockholders in the future, we may incur third party costs associated with the distribution of such dividends, all of which would reduce our cash resources.

If some or all of our partners terminate our partnerships for which we may be entitled to milestone payments, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance or guarantee that we will realize all or some of the milestone payments in connection with our licensing and collaboration agreements, and in the event our partners terminate their respective licensing and collaboration agreements, our board of directors may decide to pursue a dissolution and liquidate. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Nevada corporate law to pay our outstanding debts and other obligations prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

We may rely on external consultants for the execution of our business strategy.

In connection with our March 27, 2024 announcement, we disclosed an additional reduction in force impacting additional employees and our executive leadership team, which is expected to be implemented in the second quarter of 2024. We expect that as the number of employees is reduced, we may become reliant on a limited number of external consultants for the operation of our company, any of whom may terminate their consultancy with us at any time. The loss of some or all of our consultants could delay or inhibit our ability to run our operations or consummate any divestitures of our remaining assets or could interfere with our ability to receive and distribute any potential milestones from Pfizer, Boston Pharmaceuticals, Servier, or any other future partner.

While we have announced that we remain open to considering other strategic opportunities that might arise, there is no assurance that we would be successful in pursuing any such strategic opportunities.

Since we announced in July 2023 that we intend to explore engaging in one or more strategic transactions, our strategic review process has focused on maximizing stockholder value, which includes the maximization of potential milestone payments we are eligible to receive. Management and the Board of Directors evaluated a broad spectrum of potential options, including asset in-licensing, out-licensing, royalty monetization, strategic transactions (including reverse mergers, strategic mergers, and sale), and liquidation.  With the assistance of our retained strategic advisor, Stifel, Nicolaus & Company, more than 500 companies were contacted regarding a strategic transaction, and we underwent a robust process to identify and negotiate with a select number of final candidates. We entered into extended exclusivity with one party contemplating a strategic merger, which centered on that party’s interest in developing our clinical-stage asset cinrebafusp alfa, but after extensive diligence and negotiations, that counterparty was unable to secure adequate capitalization and offer acceptable terms. On March 27, 2024, we announced a strategy that would maximize our ability to capture potential milestones from our licensing and collaboration agreements while maintaining the capability to consider other strategic opportunities, which we believe offers the best opportunity to maximize stockholder value. Despite remaining open to considering other strategic opportunities that might arise, there can be no assurance that we will be successful in pursuing any opportunity or that any opportunity, if pursued, will be completed on attractive terms or at all. we may rely on the support of consultants and external advisors to assist in the review of strategic opportunities which may be costly. Additionally, there can be no assurance that any particular course of action, strategy to capture potential milestones or other strategy, business arrangement or transaction, or series of transactions, will be successfully pursued, consummated or lead to increased stockholder value. Such other strategies, business arrangement or transaction, or series of transactions could lead to increased costs, dilution to our existing stockholders’ percentage of ownership, or assumption of debt and liabilities.

We may be treated as a "public shell" company which could have negative consequences, including potential Nasdaq delisting of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market, or Nasdaq. We have no current plans to delist our common stock from Nasdaq. However, following the discontinuation of historical research and development efforts, we may be treated as a “public shell” company under the Nasdaq rules and the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

In addition, among other requirements, a minimum $1.00 per share bid price requirement for continued inclusion on the Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2), or the Bid Price Requirement. The closing bid price for our common stock must remain at or above $1.00 per share to comply with the Bid Price Requirement for continued listing. As previously disclosed, on May 15, 2023, we received a deficiency letter, or the Notice, from the Nasdaq Listing Qualifications Department, or the Staff, notifying us that because the closing bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the Bid Price Requirement.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we had an initial period of 180 calendar days, or until November 13, 2023, or the Compliance Date, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days as required under the Compliance Period Rule (unless the Staff exercises its discretion to extend this ten-day period pursuant to Nasdaq Listing Rule 5810(c)(3)(H)). However, if during the compliance period our common stock has a closing bid price of $0.10 or less for 10 consecutive trading days, Nasdaq will issue a Staff Delisting Determination with the potential opportunity for us to appeal that determination.

Since the closing bid price of our common stock has not met or exceeded $1.00 per share for a minimum of 10 consecutive business days prior to the Compliance Date, we requested an additional 180 calendar day compliance period on November 6, 2023 in which to regain compliance, in which we provided written notice to Nasdaq of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. On November 14, 2023, we received a second notice from Nasdaq providing us with the additional 180 calendar days to regain compliance. If the Staff concludes that we will not be able to cure the deficiency, or if we do not regain compliance with the Bid Price Requirement within such additional 180 calendar day compliance period, the Staff will provide written notification to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel. However, there can be no assurance that, if we receive a delisting notice and appeal the delisting determination by the Staff to the Panel, such appeal would be successful.

If our common stock is delisted from Nasdaq, whether because Nasdaq determines we are a “public shell”, we fail to regain compliance with the bid price requirement, or otherwise, or if in the future we determine to delist our common stock, we would expect that such securities would qualify for trading over-the-counter, or OTC, in the United States on a market colloquially referred to as the “Pink Sheets.” Securities quoted OTC are generally subject to lesser requirements than securities listed for trading on a U.S. national stock exchange, such as Nasdaq, including reduced corporate governance and public reporting standards. If Nasdaq should delist our common stock from trading, or if in the future we determine to delist our common stock, a reduction in some or all of the following may occur, each of which could have a material adverse effect on holders of our common stock: the liquidity of our common stock; the market price of the common stock; the number of institutional and general investors that will consider investing in the common stock; the number of investors in general that will consider investing in the common stock; the number of market makers in our common stock; the availability of information concerning the trading prices and volume of the common stock; and the number of broker-dealers willing to execute trades in our common stock. In addition to the foregoing, there are certain consequences under the Securities Act of being a public shell company, including the unavailability of Rule 144 thereunder for the resale of restricted securities and the inability to utilize Form S-8 for the registration of employee benefit plan securities.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to execute our strategy to capture potential milestones from licensing and collaboration agreements while maintaining the ability to consider other strategic opportunities.

Any potential changes to our leadership structure as a result of our workforce reduction and restructuring could adversely affect our business.

As a result of our decision to conduct a workforce reduction and additional restructuring, we may implement changes to our leadership and governance structure. Any personnel transition that may result could be difficult and inherently cause some loss of institutional knowledge and skills, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions and changes to leadership and governance structures, and the time and attention of the board and management dedicated to such changes and transitions could disrupt our business. Further, we cannot guarantee that we will not face other transitions in the future. Although we generally enter into employment agreements with our executives, our executive officers may terminate their employment relationship with us at any time, and we cannot ensure that we will be able to retain the services of any of them. Our leadership’s knowledge of our business and industry could be difficult to replace, and management turnover could negatively affect our business, growth, financial conditions, results of operations and cash flows.

Risks Related to Our Business, Financial Position, Capital Requirements, Managing our Growth and Other Legal Compliance Matters

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We currently have no product revenues and no approved products and will rely on our partnered IO programs to generate revenue.

We are a clinical-stage biopharmaceutical company. To date, we have not generated any commercial sales revenue, are not profitable, and have incurred losses since our inception in 2001. For the years ended December 31, 2023 and 2022, we reported net losses of $24.5 million and $33.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $315.0 million. We expect to continue to incur losses for the foreseeable future.

We have collaborations with Servier, Pfizer, and Boston Pharmaceuticals in IO. Our IO partnered programs include S095012 (PRS-344) in partnership with Servier, SGN-BB228 (PRS-346) in partnership with Pfizer, and BOS-342 (PRS-342) in partnership with Boston Pharmaceuticals, which are all currently in phase 1 studies.

In July 2023, AstraZeneca notified us of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, which terminations became effective October 15, 2023. AstraZeneca’s decision to terminate these agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates. If our research and development efforts, including preclinical studies or clinical trials for any of our partnered drug candidates fail or produce unsuccessful results and those drug candidates do not gain regulatory approval, or if any of our drug candidates, if approved, fail to achieve market acceptance, we may never become profitable. In addition, the failure of one drug candidate or program may have an adverse impact on other drug candidates and programs within our class of Anticalin-based therapies. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

On March 27, 2024, we announced a strategy to maximize our ability to collect potential milestones from our licensing and collaboration agreements while maintaining the ability to consider other strategic opportunities. We are not developing and commercializing products and do not anticipate seeking to develop any new products with any of our existing cash or any future milestone payments we may receive. Our failure to achieve these potential milestone payments would depress the value of our company. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

In the event we determine to pursue any future product development efforts, we will need substantial additional funding to continue our operations. In that case, if we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate such product development programs or commercialization efforts.

Our operations have consumed substantial amounts of cash since our inception. Although we are not developing any drug product candidates and do not have any current plans to do so, if we determine to pursue any future product development efforts, we expect that we would incur significant research and development expenses and will need substantial additional funding.

Furthermore, we expect to continue to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect.

To date, we have financed our operations through a mix of equity investments from private and public investors, the incurrence of debt, grant funding and the receipt of up-front and milestone payments due under our various collaboration agreements, and we may require additional financing to fund operations in order to execute our current business strategy and maintain our ability to receive some or all of the milestones from our IO partnered programs. Additional funding may not be available when or in the amounts needed, on acceptable terms, or at all.

As of the filing of this Annual Report on Form 10-K, we will be subject to the SEC general instructions of Form S-3 known as the "baby shelf rules." Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds it is able to raise by selling shares of our common stock using our Form S-3, including under the ATM Program, until such time as our public float exceeds $75 million. Furthermore, if we are deemed to be a shell company, the baby shelf rules, and therefore our Form S-3, would not be available to us.

Our ability to secure additional funding could be significantly impacted by a multitude of events that are beyond our control, including, but not limited to, changes in the macroeconomic environment and other events affecting the stock market, including the availability of research and other information, favorable or unfavorable, published by securities or industry analysts and news agencies.

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

Due to our operations outside of the United States, we are exposed to market risk related to changes in foreign currency exchange rates. Changes in the relative values of currencies occur regularly and, in some instances, could materially adversely affect our business, our financial condition, the results of our operations or our cash flows. Our operating results may be affected by volatility in currency exchange rates and our ability to effectively manage our currency transaction risks. Our reporting currency is the U.S. dollar, however, 81% of our operating expenses and all of our revenues are recorded in non-U.S. entities. As such, our financial statements are translated for reporting purposes as follows: (1) asset and liability accounts at year-end rates, (2) income statement accounts at weighted average exchange rates for the year and (3) stockholders’ equity accounts at historical rates. Corresponding translation gains or losses are recorded in stockholders’ equity.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations have historically involved and may continue to involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations have historically involved and may continue to also produce hazardous waste products. We generally contract with third parties for the disposal of any hazardous materials and wastes. The use of these materials in our business could result in contamination or injury, which could cause damage for which we may be responsible but may not have sufficient resources to pay. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with these laws and regulations, which we may not be able to afford.

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

As of December 31, 2023, we had net operating loss carryforwards for United States federal income tax purposes of $43.4 million and net operating loss carryforwards for state income tax purposes of $46.7 million. Tax loss carryforwards that were generated prior to December 31, 2017 expire through 2037; U.S. federal tax loss carryforwards generated after that date do not expire. State loss carryforwards expire starting in 2035. In the United States, utilization of the net operating loss carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. If we were to lose the benefits of these loss carryforwards, our future earnings and cash resources would be materially and adversely affected. We completed a Section 382 study through December 31, 2020. Based on the study, we underwent an ownership change for Section 382 purposes which occurred in February 2018. As a result of the ownership change, our net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to result in any of the impacted net operating loss and tax credit carryforwards to expire unutilized. Any net operating losses or tax credits generated after the February 2018 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax.

As of December 31, 2023, we had German corporate income tax and trade tax net operating loss carryforwards of approximately $187.6 million and $183.7 million, respectively, which may be used to reduce our future taxable income in Germany. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) by $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.

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

While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material impact on our business. In addition certain data security breaches must be reported to affected individuals and the government, and in some cases to the media, under provisions of HIPAA, other U.S. federal and state law and requirements of non-U.S. jurisdictions, and financial penalties may also apply. If any disruption or security breach resulted in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability.

We are also vulnerable to accidents, electrical blackouts, labor strikes, terrorist activities, war, natural disasters, adverse public health events and other events beyond our control, and we have not undertaken a systematic analysis of the potential consequences to our business as a result of all of such events and do not have an applicable recovery plan in place. Any disruption to our operations or the operations of our collaborators from these kinds of events would likely impact our operating results and financial condition.

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

We are subject to data protection laws and regulations that address privacy and data security. The legislative and regulatory landscape for data protection continues to evolve, and there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect in January 2020. The CCPA creates data privacy obligations for covered businesses and establishes data privacy rights for California residents, including the right to opt out of certain disclosures of their information.  The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Additionally, California voters passed the California Privacy Rights Act, or CPRA, which became effective January 1, 2023. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive personal information. The CPRA also established a new regulatory authority, the California Privacy Protection Agency, which is tasked with enacting new regulations under the CPRA and will have expanded enforcement authority, which may result in increased privacy and information security enforcement in California. In addition to California, more U.S. states are enacting similar consumer privacy legislation, increasing compliance complexity and increasing risks of failures to comply. As of 2023, Virginia, Colorado, Connecticut and Utah enacted similar comprehensive data protection laws. Additional consumer privacy laws have also been enacted in Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, and Texas, which laws will take effect over the next three years.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. For example, the European Union’s General Data Protection Regulation, or GDPR, which took effect in 2018,  imposed a broad data protection framework that expanded the scope of data protection law across the European Union and European Economic Area (“EEA”) and can apply to non-EU entities that process, or control the processing of, personal data relating to individuals located in the EEA, including clinical trial data. The GDPR sets out a number of requirements that must be complied with when handling the personal data of EEA-based data subjects, including: providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability; an expansion of data subject rights with respect to access and control over their personal data (e.g., access requests); requirements for demonstrating compliance through policies, procedures, training and audit; and a new mandatory data breach reporting and notification regime. In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and are therefore subject to additional compliance obligations. Further, EEA member states have a broad right to impose additional conditions—including restrictions—on these data categories in connection with permitted derogations from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). We are subject to the GDPR and the German federal data privacy law, the Bundesdatenschutzgesetz, and we are subject to the regulatory authority of the Bavarian data protection authority, the BayLDA. As the EU states continue to reframe their national legislation to harmonize with the GDPR, we will monitor compliance with all relevant EU member states’ laws and regulations, including where permitted derogation from the GDPR are introduced.

We are also subject to evolving EU laws on data export since we transfer data to countries outside of the EEA, including the United States and United Kingdom, to ourselves or third parties. The GDPR only permits exports of data outside of the EEA where there is a suitable data transfer mechanism in place to safeguard personal data (e.g., the EU Commission approved Standard Contractual Clauses). On July 16, 2020, the Court of Justice of the EU, or the CJEU, issued a landmark opinion in the case Maximilian Schrems vs. Facebook (Case C-311/18) (Schrems II). This decision calls into question certain data transfer mechanisms as between the EU member states and the US. The CJEU is the highest court in Europe and the Schrems II decision heightens the burden on data importers to assess U.S. national security laws on their business and to evaluate risks of potential fines and penalties and/or data transfers from the EU being halted.  On July 10, 2023, the EU Commission adopted an adequacy decision for a new mechanism for transferring data from the EU to the United States – the EU-US Data Privacy Framework (the “Framework”).  The Framework provides EU individuals with several new rights, including the right to obtain access to their data, or obtain correction or deletion of incorrect or unlawfully handled data. The adequacy decision followed the signing of an executive order introducing new binding safeguards to address the points raised in the Schrems II decision.  Notably, the new obligations were geared to ensure that data can be accessed by US intelligence agencies only to the extent necessary and proportionate and to establish an independent and impartial redress mechanism to handle complaints from Europeans concerning the collection of their data for national security purposes.  The EU Commission will continually review developments in the US along with its adequacy decision. Adequacy decisions can be adapted or even withdrawn in the event of developments affecting the level of protection in the applicable jurisdiction. Future actions of EU data protection authorities are difficult to predict. Reliance on the Framework to enable cross-border transfers without certain contractual and other representations is dependent upon certification to the Framework, which we have not yet done.

If we have to rely on third parties to carry out services for us, including processing personal data on our behalf, we are required under GDPR to enter into contractual arrangements to help ensure that these third parties only process such data according to our instructions and have sufficient security measures in place. Any security breach or non-compliance with our contractual terms or breach of applicable law by such third parties could result in enforcement actions, litigation, fines and penalties or adverse publicity and could harm consumer confidence in us, which would have an adverse impact on our reputation and business. Any contractual arrangements requiring the processing of personal data from the EEA to us in the United States will require greater scrutiny and assessments as required under Schrems II and may have an adverse impact on cross-border transfers of personal data, or increase costs of compliance. The GDPR provides an enforcement authority to impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of total global turnover from the preceding fiscal year of the noncompliant company, whichever is greater.

Applicable data privacy and data protection laws may conflict with each other, and by complying with the laws or regulations of one jurisdiction, we cannot be assured of compliance with the laws or regulations of another jurisdiction. Despite our efforts, we may not have fully complied in the past and may not in the future. That could require us to incur significant expenses, which could significantly affect our business. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities or other regulatory agencies, private rights of action in some jurisdictions, and potential significant fines and penalties if we are found to be non-compliant.

Furthermore, the number of government investigations related to data security incidents and privacy violations continues to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and reputation.

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

We could be subject to product liability lawsuits based on the use of our drug candidates in clinical testing or, if obtained, following our products’ marketing approval and commercialization. If product liability lawsuits are brought against us, we may incur substantial liabilities.

We could be subject to product liability lawsuits if any drug candidate we develop allegedly causes injury or is found to be otherwise unsuitable for human use during product testing, manufacturing, marketing or sale. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Even successful defense would require significant financial and management resources.

Regardless of merit or eventual outcome, liability claims may result in, among other things, reduced resources of our management to pursue our business strategy, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, substantial monetary awards to clinical trial participants or patients, and increased insurance costs.

While we currently carry insurance in an amount and on terms and conditions that are customary for similarly situated companies and that are satisfactory to our board of directors, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer.

Risks Related to the Development and Commercialization of Our Drug Candidates

Although we have in the past depended heavily on the success of our drug candidates and programs, we do not have any product candidates currently in active development. Future clinical trials, if any, may not be successful and we cannot be certain that we will receive regulatory approvals or be able to successfully commercialize our products even if we receive regulatory approvals.

We currently have no products that are approved for commercial sale, and do not have plans to independently develop any drug product candidates. All of our IO drug candidates are being developed in partnership with our collaborators. Accordingly, our business is currently substantially dependent on the successful development, clinical testing, regulatory approval and commercialization of our partnered programs, which may never occur. For example, in July 2023 AstraZeneca notified us of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, which terminations became effective October 15, 2023. AstraZeneca’s decision to terminate these agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates.

In order for us to achieve potential milestones or royalties from our partnered programs, our partners must complete some or all of the following activities, any one of which may not be successfully completed:

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

If our partners are unable to address one or more of these factors in a timely manner or at all, there could be significant delays in the successful commercialization of, or an inability to successfully commercialize, our product candidates, which would materially harm our business. If regulatory approvals are not received for one or more of our product candidates, we may not be able to continue our operations. Even if our partners successfully obtain regulatory approvals to manufacture and market our product candidates, revenues will be dependent, in part, upon the size of the markets in the territories for which regulatory approval is obtained and where there is commercial rights, competitors products in the same markets, market acceptance, and other factors. If the markets for patient subsets that are targeted are not as significant as we estimate, significant revenues may not be generated from sales of such products, if approved.

Clinical testing of our IO partnered programs is ongoing, while clinical testing for other IO programs, for example the preclinical programs with Pfizer, have not yet commenced, and the results of any future clinical trials or preclinical studies of these programs, if unsuccessful, could lead to abandonment of the development of those drug candidates. If studies of these drug candidates produce unsuccessful results and our partners are forced or elect to cease their development, our business and prospects could be substantially harmed.

Preclinical and clinical testing of drug candidates that has been conducted to date or will be conducted in the future may not have been or may not be performed in compliance with applicable regulatory requirements, which could lead to increased costs or material delays for their further development.

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

We have entered into license, partnership and option arrangements, such as with Servier, Pfizer, and Boston Pharmaceuticals, relating to certain drug candidates and we may continue to do so in the future. Under some of these arrangements, the development of some of those drug candidates has been, or in the future may be, conducted wholly by such partners or third parties with which the partners contract. As a result, we have not been or may not be closely involved with or have any control over those development activities. Although some of our partners have provided information regarding those drug candidates and the related studies conducted to date, including data that has been included in our Annual Reports on Form 10-K, we have not received and may not receive in the future, comprehensive information regarding all of those development activities, including the raw data from certain studies that have been conducted, information regarding the design, procedural implementation and structure and information regarding the manufacture of the drug candidates used in the studies. Because we may have limited or no input on the development of these drug candidates, we may discover that all or certain elements of the trials and studies our partners have performed have not been, or may not in the future be, in compliance with applicable regulatory standards or have otherwise been or may be deficient, and that advancement of the development of these drug candidates on the basis of those trials and studies is not warranted.

Further, the majority of our development activities for each of our drug candidates, and any future clinical trials, have been, are being or may in the future be conducted in whole or in part outside of the United States, including in Europe, Australia or Asia. Our partners may also conduct future development activities in other countries or regions. As a result, although those studies may meet the standards of applicable foreign regulatory bodies, the structure and design of those clinical trials and preclinical studies may not meet applicable FDA requirements and also may not meet the requirements of the applicable regulatory authorities in other foreign countries in which we desire to pursue marketing approval.

If the studies conducted by us or our partners or collaborators do not comply with applicable regulatory requirements or are otherwise not eligible for continued development in the United States or abroad, then new studies may be required in order to progress the development of our drug candidates. Our partners may not have the funding or other resources to conduct or complete these additional studies, which would severely delay or prevent the development plans for these drug candidates and their commercialization. Any such deficiency and delay in the development of these drug candidates could significantly harm our business plans, product revenues and prospects.

Clinical drug development involves a lengthy and expensive process with uncertain outcomes, clinical trials are difficult to design and implement, and any of our partners' clinical trials could produce unsuccessful results or fail at any stage in the process.

Clinical trials conducted on humans are expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the process. Additionally, any positive results of preclinical studies and early clinical trials of a drug candidate may not be predictive of the results of later-stage clinical trials, such that drug candidates may reach later stages of clinical trials and fail to show the desired safety and efficacy traits despite having shown indications of those traits in preclinical studies and early-stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier phases of the trials. Therefore, the results of any ongoing or future clinical trials our partners conduct may not be successful.

For example, in June 2023, AstraZeneca communicated to us its decision to discontinue and cease dosing in the ongoing clinical studies of elarekibep. This decision was based on lung findings from a non-clinical 13-week GLP toxicology study with dry powder inhaler-formulated elarekibep, which did not support long-term use and progression to later-stage development. The 13-week non-human primate study included three active dose cohorts. AstraZeneca concluded that there were no clinical observations across any of the doses but that there were respiratory tract pathology findings. These findings included inflammation-mediated lung tissue damage, which did not appear to be dose related. AstraZeneca’s decision was made independent of any data from the Phase 2a study.  In July 2023, AstraZeneca notified us of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, which terminations became effective October 15, 2023. AstraZeneca’s decision to terminate these agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primate.

Clinical trials may also be delayed, suspended or prematurely terminated for a variety of other reasons, such as:

•	delay or failure in reaching agreement with the FDA or a comparable foreign regulatory authority on a trial design;
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

•	negative or inconclusive results in our clinical trials, and a decision to or regulators’ requirement that additional non-clinical studies or clinical trials be conducted or that one or more of our partnered product development programs be abandoned; or
•	inability to manufacture sufficient quantities of a drug candidate of acceptable quality for use in clinical trials.

Further, our partners may also encounter delays if a clinical trial is suspended or terminated by us, by any IRB or ethics committee, by a Data Safety Monitoring Board, or DSMB, or by the FDA, EMA, MHRA, or other regulatory authority. A suspension or termination may occur due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, inspection of the clinical trial operations or trial site by the FDA, EMA, MHRA or other regulatory authorities, exposing participants to health risks caused by unforeseen safety issues or adverse side effects, development of previously unseen safety issues, failure to demonstrate a benefit from using a drug candidate or changes in governmental regulations or administrative actions. We cannot predict with any certainty the schedule for commencement or completion of any currently ongoing, planned or future clinical trials.

If our partners experience delays in the commencement or completion of, or suspension or termination of, any clinical trial for our drug candidates, the commercial prospects of the drug candidate could be harmed, and ability to and ability to realize milestones or royalties. The occurrence of any of these events could harm our business, financial condition, results of operations and prospects significantly.

Risks Related to Our Dependence on Third Parties

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

Any differences in interpretation or misunderstandings between us and other parties may result in substantial costs, and may negatively impact our revenues and operating results. Partners may fail to develop the drug candidates with the diligence or under the timeline or in the manner we anticipated, and results may differ from the terms upon which we had agreed. Resolution of these problems may entail costly and lengthy litigation or dispute resolution procedures. In addition, there is no guarantee that we will prevail in any such dispute or, if we do prevail, that any remedy we receive, whether legal or otherwise, will adequately redress the harm we have suffered. The delays and costs associated with such disputes may themselves harm our business and reputation.

We depend on third parties and may to continue to license or collaborate with third parties, and events involving these strategic partners or any future collaboration could delay or prevent development or commercialization of drug products.

Our business strategy, along with our short- and long-term operating results, depend in part on our ability to execute on existing strategic collaborations and to license or partner with new strategic partners. We have entered into and may in the future to enter into collaborative arrangements with both U.S.-based and foreign pharmaceutical and drug development companies, which will lead or otherwise collaborate with us or assist us in the development, manufacturing and marketing of our drug products. We believe collaborations allow us to leverage our resources and technologies and we may derive some revenues from research and development fees, license fees, milestone payments, and royalties from our collaborative partners.

Our prospects, therefore, may depend to some extent upon our ability to attract and retain collaborative partners. We have limited control over the amount and timing of resources that our current collaborators or any future collaborators devote to our collaborations or potential products, in particular with respect to our collaborations with Servier for the development of S095012, with Boston Pharmaceuticals for the development of BOS-342, with Pfizer for the development of SGN-BB228 and other programs. These collaborators may breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely and reasonable manner. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new, amended or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Further, our collaborators may not develop or commercialize products that arise out of our collaborative arrangements or devote sufficient resources to the development, manufacturing, marketing or sale of these products. In addition, our collaborative partners may have the right to guide strategy regarding prosecution of relevant patent applications, abandon research projects and/or terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed-upon research terms.

Our collaborators may also decide to terminate these agreements based on findings in our clinical trials. For example, in July 2023, AstraZeneca notified us of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, effective October 15, 2023. AstraZeneca’s decision to terminate the AstraZeneca Agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates.

By entering into such collaborations, we may forego opportunities to collaborate with other third parties who do not wish to be associated with our existing third-party strategic partners. In the event of termination of a collaboration agreement, termination negotiations may result in less than favorable terms.

There can be no assurance that we will be successful in establishing collaborative arrangements on acceptable terms or at all, that collaborative partners will not terminate funding before the completion of projects, that our collaborative arrangements will result in successful product commercialization, or that we will derive any revenues from such arrangements. Potential collaborators may reject collaborations based upon their assessment of our financial, regulatory or intellectual property position and our internal capabilities. Additionally, the negotiation, documentation and implementation of collaborative arrangements are complex and time-consuming. Any discussions with potential collaborators may not lead to new collaborations on favorable terms and may have the potential to provide collaborators with access to our key intellectual property rights.

Our success depends in part on the efforts of our current and possible future collaborators, who will likely have substantial control and discretion over the continued development and commercialization of drug candidates that are the subject of our collaborations.

Our current collaborators and future collaborators will have significant discretion in determining the effort and amount of resources that they dedicate to our collaborations. Our collaborators may determine not to proceed with clinical development or commercialization of a particular drug candidate for a number of reasons that are beyond our control, even under circumstances where we might have continued such a program, currently including BOS-342, SGN-BB228 and S095012. In addition, our rights to receive milestone payments and royalties from our collaborators will depend in part on our collaborators’ abilities to establish the safety and efficacy of our drug candidates, obtain regulatory approvals and achieve market acceptance of products developed from our drug candidates. We may also depend on our collaborators to manufacture clinical scale quantities of some of our drug candidates and, possibly, for commercial scale manufacture, distribution, marketing and sales. Our collaborators may not be successful in manufacturing our drug candidates or successfully commercializing them.

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
•

our existing collaborators may exercise their respective rights to terminate their collaborations with us without cause, in which event, we do not currently expect to be able to complete development and commercialization of such drug candidates on our own.

Our collaborative relationships may not produce the financial benefits that we are anticipating, which could cause our business to suffer.

Part of our strategy is to partner with, or out-license selective products to, other pharmaceutical companies in order to mitigate the cost of developing a drug through clinical trials to commercialization. For example, in July 2023, AstraZeneca notified us of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, effective October 15, 2023. AstraZeneca’s decision to terminate the AstraZeneca Agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates. If our collaboration with other similar partners is not successful, our future revenues and business will be harmed.

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

We and TUM initiated discussions in the second quarter of 2018, and may enter into an amendment to our license agreement in the future, to clarify, expand and restructure the TUM License, including the parties’ obligations under such license agreement. The contemplated amendment relates to revised commercial terms. We recorded the probable expected impact of the amendment in research and development expense in 2019, although the final expense could be different than what we currently have recorded.

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

Claims that we or our partners infringe the intellectual property rights of others may prevent or delay drug discovery and development efforts.

Our partnered drug candidates, may infringe or be accused of infringing a patent or other form of intellectual property under which we do not hold a license or other rights. Third parties may assert that we are employing their proprietary technology without authorization.

There may be third-party patents of which we are currently unaware with claims that cover the use or manufacture of our drug candidates or the practice of our related methods. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our partnered drug candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of such drug candidates infringes upon one or more claims of these patents. If our partnered drug candidates infringe the patents or other intellectual property rights of third parties, the holders of such intellectual property rights may be able to block the ability to commercialize such drug candidates unless we or our partners obtain a license under the intellectual property rights or until any applicable patents expire or are determined to be invalid or unenforceable.

Defense of any intellectual property infringement claims against us, regardless of their merit, would involve substantial litigation expense and would be a significant diversion of resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties, limit our business to avoid the infringing activities, pay royalties and/or redesign our infringing drug candidates or alter related formulations, processes, methods or other technologies, any or all of which may be impossible or require substantial time and monetary expenditure. Further, if we were to seek a license from the third-party holder of any applicable intellectual property rights, we may not be able to obtain the applicable license rights when needed or on reasonable terms, or at all. Some of our competitors may be able to sustain the costs of complex patent litigation or proceeding more effectively than us due to their substantially greater resources. The occurrence of any of the above events could cause our business to materially suffer.

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

We may continue to seek patent protection of our technology and for our drug candidates. Patent prosecution is a challenging process and is not assured of success. If we are unable to secure patent protection for our technology and drug candidates, our business may be adversely impacted.

Furthermore, issued patents and pending applications require regular maintenance. Failure to maintain our portfolio may result in loss of rights that may adversely impact our intellectual property rights, such as rendering issued patents unenforceable or terminating pending applications prematurely.

In addition, under the European Union regulation on classification, labeling and packaging of substances and mixtures, and under other regulations in the United States or other countries related to the clinical development of our drug candidates (including, for example, submissions to regulatory authorities such as the FDA and EMA as well as submissions related to obtaining a non-proprietary, or INN and USAN, name for our clinical drug candidates to the World Health Organization, and United States Adopted Name Council, or the USAN Council), we or our partners may be required to publicly disclose the composition of our proprietary products or substances, which may facilitate infringement or avoidance of our intellectual property by third parties and may potentially reduce the margin we are able to charge for our products by allowing competitors to more accurately determine our production costs. Future development of these regulations may have a further negative impact on our revenues and a substantial negative impact on our business.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our Anticalin-brand technology and some of our drug candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We currently, and expect in the future to continue to, seek to protect these trade secrets, in part by entering into confidentiality agreements with parties who have access to them, such as our employees, collaborators, CMOs, consultants, advisors, investigators and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for any such disclosure. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they disclose the trade secrets, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed

Risks Related to Our Personnel

If we are not able to retain highly qualified personnel, we may not be able to successfully implement our business objectives.

We continue to rely on a limited number of employees and may rely on external consultants in the future for the operation of the company. Any of these employees or external consultants may terminate their relationship with us at any time. We may not be able to attract and retain consultants on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Any future consultant or advisor may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We do not maintain “key person” insurance on any of our employees or consultants.

In addition, our industry tends to experience a high rate of turnover of management personnel and our employees are generally able to terminate their relationships with us on short notice. Pursuant to German employment law, our employment arrangements with employees of Pieris GmbH are governed by employment contracts, which provide certain defined terms for either party to terminate the employment relationship.

Furthermore, to the extent we pursue any strategic opportunities, our ability to consummate such opportunities depends upon our ability to retain our employees and consultants required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction.

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

In July 2023, we conducted a reduction in force that impacted 70% of our employees, and in March 2024 we announced additional measures that would result in a further reduction in workforce that is intended to be implemented in the second quarter of 2024. In this regard, if we downsize for any reason and fail to adhere to the complex requirements articulated by the employee protection law, we could face legal actions brought by affected employees or former employees, and, as a result, we may incur operational or financial losses and divert the attention of our executive officers from managing our business.

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

Many of our employees work in Germany and are subject to German employment law. Ideas, developments, discoveries and inventions made by such employees and consultants are subject to the provisions of the Gesetz über Arbeitnehmererfindungen, or the German Act on Employees’ Inventions, which regulates the ownership of, and compensation for, inventions made by employees. We have experienced disputes and face the risk that disputes may occur in the future between us and such employees or ex-employees pertaining to alleged non-adherence to the provisions of this act. Such disputes can be costly to defend and take up our management’s time and efforts whether we prevail or not. In addition, under the German Act on Employees’ Inventions, certain employees retained rights to patents they invented or co-invented prior to 2009. Although most of these employees have subsequently assigned their interest in these patents to us, there is a risk that the compensation we provide to them may be deemed insufficient and we may be required under German law to increase the compensation due to such employees for the use of the patents. In those cases where employees have not assigned their interests to us, we may need to pay compensation for the use of those patents. If we are required to pay additional compensation or face other disputes under the German Act on Employees’ Inventions, our results of operations could be adversely affected.

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

Market prices for shares of biotechnology companies such as ours are often volatile. Thus, the quoted price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

•	the timing and amount of potential milestone payments that we may receive from Pfizer, Boston Pharmaceuticals, and Servier;
•	additions or departures of key scientific or management personnel;
•	changes in laws or regulations applicable to our drug candidates, including without limitation clinical trial requirements for approvals;
•	the perception of the pharmaceutical and biotechnology industry by the public, legislatures, regulators and the investment community;
•	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our drug candidates;
•	significant lawsuits, including patent and stockholder class action litigation;
•	our potential inability to maintain the listing of our common stock on the Nasdaq Capital Market;
•	actual or anticipated variations in quarterly operating results;
•	failure to meet or exceed the estimates and projections of the investment community;
•

overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

•	conditions or trends in the biotechnology and biopharmaceutical industries;
•	introduction of new products by our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	issuances of debt or equity securities;
•	execution, cost and timing of our reduction in force and operations;
•	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;
•	trading volume of our common stock;
•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events; and
•	other events or factors, many of which are beyond our control.

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

Our management has considerable discretion in the application of our cash, cash equivalents and investments, including the fees and milestone payments from our collaborations and the net proceeds of our securities offerings. As a result, investors will be relying upon management’s judgment with only limited information about our specific intentions for the use of the cash, cash equivalents and investments. We may use the cash, cash equivalents and investments for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the financial resources from our collaborations and securities offerings in a manner that does not produce income or that loses value. We may also use the cash to pay out dividends to stockholders if we determine that there is sufficient cash and investments to achieve our near and long-term objectives.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as we remain a smaller reporting company with less than $100 million in revenue, we are not currently required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

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

We were previously deemed a “shell company” under applicable SEC rules and regulations, prior to the reverse merger transaction in which we became a public company, because we had no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Sales of the restricted securities of a former shell company, such as us, are not permitted pursuant to Rule 144 of the Securities Act, unless at the time of a proposed sale, (i) we are subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; and (ii) we have filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months, other than current reports on Form 8-K. Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline.

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2023, a total of 98,935,025 shares of our common stock were outstanding. Any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

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

The sale, or availability for sale, of our common stock in the public market may adversely affect the prevailing market price of our common stock and may impair our ability to raise additional equity capital. Pursuant to registration statements filed with the SEC, we previously registered for resale shares of our common stock, which included all of the shares of our common stock issued in our private placements and in connection with the closing of the reverse merger transaction in which we became a public company. For example, in March 2021, we registered for resale 3,706,174 shares of common stock in connection with a private placement transaction with Pfizer, and 3,584,320 shares of common stock in connection with a private placement transaction with AstraZeneca. The resale registration statements permit the resale of these shares at any time without restriction.

The resale of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for investors to sell shares of our common stock at times and prices that investors feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the resale registration statements, we may continue to offer shares covered by the resale registration statements for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the resale registration statement may continue for an extended period of time and continued negative pressure on the market price of our common stock could have a material adverse effect on our ability to raise additional equity capital, if we seek to do so in the future.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

If we seek to raise capital in the future, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, in which we may determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted. Additionally, new investors could gain rights, preferences and privileges senior to those of existing holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline.

As of December 31, 2023, there were 9,284,808 shares reserved for future issuance under our equity compensation plans, and 14,803,071 shares reserved for issuance upon the exercise of outstanding equity awards. Pursuant to our 2023 Employee Stock Purchase Plan, we are authorized to sell 750,000 shares to our employees. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Our stock price may fluctuate for many reasons, including as a result of public announcements regarding our strategic updates or the development efforts of current or future collaborators or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of biopharmaceutical and biotechnology companies.

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

Our Board of Directors may, at their sole discretion, elect to  pay cash dividends on our capital stock .

We have never declared or paid any cash dividends on our common stock. We may pay out dividends to stockholders if it is determined that there is sufficient cash and investments to achieve our near and long-term objectives. We may choose to retain all future earnings to fund strategic opportunities in the future. Any future payment of cash dividends will be at the discretion of our Board of Directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board of Directors deems relevant.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal control over financial reporting. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to negatively impact our legal and financial compliance costs and will make some activities more time-consuming and costly.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of our patients, employees, and business partners toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our audit committee of the board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. We have taken into account recognized frameworks established by the National Institute of Standards and Technology, or NIST, when developing cybersecurity policies, standards, processes and practices among other considerations. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we maintain a comprehensive cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. We employ a range of tools and services, including phishing training, regular network and endpoint monitoring, audits, vulnerability assessments, to inform our risk identification and assessment. As discussed in more detail under “Cybersecurity Governance; Management” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by the General Counsel and third-party information technology and security providers who act as our information technology team.

We also identify our cybersecurity threat risks by comparing our processes to standards set by NIST. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

•	monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•	through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care and enter into confidentiality agreements, and enter into data processing agreements with third parties that are processing personal data we control;
•	employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including physical security measures to prevent access to data processing systems, firewalls, intrusion prevention and detection systems, email security controls, anti-malware functionality and access controls, endpoint detection and response systems, all of which are evaluated and improved through internal and external vulnerability assessments and cybersecurity threat intelligence;
•	provide mandatory training and notifications for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to understand, identify and address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;
•	conduct mandatory annual phishing training and regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
•	utilize pseudonymized data for patients and use other encryption methods to ensure security of personal data;
•	leverage procedures informed by appropriate incident handling frameworks to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident; and
•	carry information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

As part of the above processes, we engage with third parties, including annually having a qualified third-party review our incident response plan and our cybersecurity measures to help identify areas for continued focus, improvement and compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and assess cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, for example, by engaging with known, reputable vendors, and requiring they have industry standard safeguards and notification procedures. We may also ask vendors associated with increased cybersecurity risk to complete a periodic questionnaire regarding their security practices for ongoing vendor management purposes.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Significant disruptions of information technology systems or security breaches could adversely affect our business” in Item 1A, Risk Factors, which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. We also have not been subject to any penalties or settlements.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. In general, our board of directors oversees risk management activities designed and implemented by our management, and considers specific risks, including, for example, risks associated with our strategic plan, business operations, and capital structure. Our board of directors executes its oversight responsibility for risk management both directly and through delegating oversight of certain of these risks to its committees, and our board of directors has authorized our audit committee to oversee risks from cybersecurity threats.

At least quarterly, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our audit committee generally receives materials that include discussions of current and emerging general material cybersecurity threat risks, including our particular cyber risk situation, and describing our ability and strategy to mitigate those risks and may discuss such matters with our Information Technology team or General Counsel. Our audit committee also receives prompt and timely information regarding any cybersecurity incident that meets reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Members of our audit committee are also encouraged to regularly engage in conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs. Material cybersecurity threat risks are also considered during separate board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, and other relevant matters.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our external Information Technology team, an Information Technology council composed of various management and senior level employees, and the General Counsel. Such individuals have collectively over 10 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, as well as several relevant degrees. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, these management team members report to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, at least annually.

Item 2.	PROPERTIES

In October 2018, Pieris GmbH entered into a lease initially comprising of approximately 96,400 square feet of mixed laboratory and office space in Hallbergmoos, Germany, which became our location for all German operations in February 2020. This agreement, or the Lease Agreement, provides for an initial term of 150 months, commencing on the date the lessor first delivers the leased property to Pieris GmbH as agreed under the Lease Agreement, which occurred in February 2020. On December 15, 2023, the Lease Agreement was terminated effective December 31, 2023. As consideration for the lessor’s agreement to terminate the Lease Agreement, Pieris GmbH paid a fee of approximately €9.7 million. The Company will continue to occupy a limited portion of the office space through June 2024.

Our corporate headquarters continues to be located in Boston, Massachusetts, but we now generally conduct our operational functions remotely.

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

Stockholders

As of March 26, 2024, there were 31 and 4 stockholders of record of our common stock and preferred stock, respectively. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial holders represented by these record holders.

Dividends

We have never paid dividends but may elect to pay out dividends to stockholders if it is determined that there is sufficient cash and investments to achieve our near and long-term objectives.

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

Overview

We are a biotechnology company that historically discovered and developed Anticalin® protein-based drugs to target validated disease pathways in unique and transformative ways. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies, including Servier, Pfizer (formerly Seagen), and Boston Pharmaceuticals in immuno-oncology, or IO. Our clinical pipeline consists of IO bispecifics in partnership with collaborators, including S095012 (also referred to as PRS-344) targeting PD-L1 and 4-1BB, SGN-BB228 (also referred to as PRS-346) targeting CD228 and 4-1BB, and BOS-342 (also referred to as PRS-342) targeting GPC3 and 4-1BB.

On March 27, 2024, we announced an update on our review of strategic alternatives, and our decision to implement measures that are expected to extend our cash runway into at least 2027, while maximizing our ability to collect potential milestones from our clinical pipeline of partnered drug candidates, potentially obtain value for cinrebafusp alfa and other proprietary platform capabilities, and explore other strategic opportunities. As part of this strategy, we intend to discontinue all of our research and development efforts that we expect will be completed by the middle of 2024, reduce our workforce, which is expected to affect additional employees and the executive leadership and be implemented in the second quarter of 2024, and reduce the size of our Board of Directors, which is also expected to be implemented in the second quarter of 2024. We remain eligible to receive potential contingent milestone and royalty payments from its partnered 4-1BB bispecific Mabcalin protein franchise from Pfizer, Boston Pharmaceuticals, and Servier. These include aggregated milestones of approximately $20 million in connection with dosing a first patient in the phase 2 trials for SGN-BB228, S095102, and BOS-342, and aggregated milestones of approximately $55 million in connection with dosing a first patient in the pivotal clinical trials for SGN-BB228, S095102, and BOS-342. Our strategy announced in March 2024 follows from our July 2023 announcement where we stated our intention to explore one or more strategic transactions with the assistance of our advisors, Stifel, Nicolaus & Company, and also announced a reduction in our workforce by approximately 70% in light of decision to reduce our operating footprint and expenses by opting out of and terminating programs.

Discovery and Development Programs

We currently have several IO drug candidates, both proprietary and partnered with major biopharmaceutical companies and are at varying stages of development:

•	Our IO partnered portfolio includes the following drug candidates that are multi-specific Anticalin-based fusion protein drug candidates designed to engage immunomodulatory targets, in partnership with Pfizer (formerly Seagen), Boston Pharmaceutics, and Servier.

◦	In the Pfizer collaboration, SGN-BB228 (also referenced as PRS-346), a CD228 x 4-1BB bispecific antibody-Anticalin compound, was previously handed over to Pfizer, which is responsible for further advancement and funding of the asset. In January 2023, the first patient was dosed in a Pfizer-sponsored phase 1 study of SGN-BB228, upon which we achieved a $5.0 million milestone. Pfizer, as they were referred to at the time, presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting in November 2022 and at the American Association for Cancer Research (AACR) Annual Meeting in April 2023, Pfizer presented the study design of the phase 1 study of SGN-BB228 at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2023. The program is one of three programs in the Pfizer alliance, and we believe the previous achievement of a key development milestone for this program validates our approach in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. We transferred the second and third programs to Pfizer at the end of 2023, and retain a co-promotion option for one program in the Pfizer collaboration in the United States.

◦

BOS-342 (also referenced as PRS-342) is a GPC3 x 4-1BB bispecific Mabcalin compound that we have exclusively licensed to Boston Pharmaceuticals. In August 2023, the first patient was dosed in a Boston Pharmaceuticals sponsored phase 1/2 study of BOS-342 in hepatocellular carcinoma (HCC), for which we received a $2.5 million milestone payment and are entitled to receive up to approximately $350 million in potential development, regulatory and sales-based milestone payments, and tiered royalties on potential sales of BOS-342.

◦	S095012 (also referenced as PRS-344) is a bispecific Mabcalin compound comprising a PD-L1-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins being developed by Servier on a worldwide basis. The first-in-human phase 1/2 multicenter open-label dose escalation study is designed to determine the safety and preliminary activity of S095012 in patients with advanced and/or metastatic solid tumors. In July 2023, we notified Servier that we were opting out of co-development and commercialization of S095012 in the U.S. Servier retains exclusive, even as to us, worldwide rights to the program including the right to advance development and potential commercialization in the U.S. As a result of our election to opt out, we are entitled to increased royalty rates and potential royalties and milestones, if any, for S095012.

•	In May 2021, we also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. In April and May 2023, the ophthalmology and respiratory programs were jointly discontinued, respectively.

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

◦	In July 2022, we received fast track designation from FDA for cinrebafusp alfa. In August 2022, we announced the decision to cease further enrollment in the two-arm, multicenter, open-label phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in phase 1 studies, including single agent activity in a monotherapy setting, and in the phase 2 study in HER2-expressing gastric cancer, giving the Company confidence in its broader 4-1BB franchise. In April 2023, clinical data showing an unconfirmed 100% objective response rate and promising emerging durability profile were presented at the American Association of Cancer Research annual meeting. This data provided encouraging evidence of clinical activity for this program. The Company continues to remain committed to obtaining value for cinrebafusp alfa.

Our former drug candidates include:

•	Elarekibep, a former respiratory program that was partnered with AstraZeneca for the treatment of asthma, was a drug candidate that antagonizes IL-4Rα, thereby inhibiting the downstream action of IL-4 and IL-13, two cytokines known to be key mediators in the inflammatory cascade that drive the pathogenesis of asthma and other inflammatory diseases.

◦

In June 2023, AstraZeneca communicated to us its decision to discontinue and cease dosing in the phase 2 clinical studies of elarekibep. This decision was based on lung findings from a non-clinical 13-week GLP toxicology study with dry powder inhaler-formulated elarekibep, which did not support long-term use and progression to later-stage development. The 13-week non-human primate study included three active dose cohorts. AstraZeneca concluded that there were no clinical observations across any of the doses but that there were respiratory tract pathology findings. These findings included inflammation-mediated lung tissue damage, which did not appear to be dose related. AstraZeneca’s decision was made independent of any data from the phase 2a study.

◦	In July 2023, AstraZeneca notified us of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, which terminations became effective October 15, 2023. AstraZeneca’s decision to terminate these agreements was based on the non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates previously disclosed by us. Based upon our review, we have determined to discontinue the program for scientific reasons.

•	PRS-220 is an orally inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, that was being developed as a local treatment for idiopathic pulmonary fibrosis, or IPF, and other forms of fibrotic lung diseases. CTGF, a matricellular protein, has been demonstrated to be a driver of fibrotic tissue remodeling and the protein has been found over-expressed in lung tissue from patients suffering from IPF.

◦	In 2021, we received a €14.2 million grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy supporting research and development of the PRS-220 program. We conducted a phase 1 study of PRS-220 in healthy volunteers in Australia, which we completed in August 2023. The study was a randomized, two-part, blinded, placebo-controlled study, designed to assess the safety, tolerability, pharmacokinetics, and immunogenicity of single and multiple ascending doses of PRS-220 when administered by oral inhalation to healthy subjects. The clinical study report was finalized at the end of December 2023. Data from the single and multiple ascending doses of PRS-220, when administered by oral inhalation to healthy subjects, demonstrated that PRS-220 was safe and generally well tolerated by subjects in this study at all administered doses. With the completion of the phase 1 clinical studies, we have decided to discontinue further development of the program for strategic and scientific reasons.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the years ended December 31, 2023 and 2022, we reported net losses of $24.5 million and $33.3 million, respectively. As of December 31, 2023, we had an accumulated deficit of $315.0 million. We expect to continue incurring substantial losses as we devote time and resources into exploring strategic transactions. Our operating expenses have historically been comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date, and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the fiscal years ended December 31, 2023 and 2022 were from license and collaboration agreements with our partners.

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

Revenues

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the last two years have been from the license and collaboration agreements with AstraZeneca, Servier, Pfizer, Genentech and Boston Pharmaceuticals.

The revenues from AstraZeneca, Servier, Pfizer, Genentech and Boston Pharmaceuticals have been comprised primarily of upfront payments, research and development services and milestone payments. For additional information about our revenue recognition policy, see “Note 2-Summary of Significant Accounting Policies”.

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable, and subject to many risks. Historically, we incurred substantial expenses as we continued to develop our clinical and preclinical drug candidates and programs. Also included in research and development costs in 2023 were severance costs associated with the workforce reduction announced in July of that year. In the third quarter of 2023, we had stopped or taken actions to wind down research and development costs related to all proprietary programs. On March 27, 2024, we announced that we would be discontinuing all of our research and development activities. We have no further spending obligations related to our partnered IO programs. We expect research and development costs to be significantly lower than historical amounts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, equity compensation, and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services, along with facility and maintenance costs attributable to general and administrative functions. Included in general and administrative costs in 2023 were severance costs associated with the workforce reduction announced in July of that year. On March 27, 2024, we announced a reduction in workforce that would impact additional employees and the executive leadership team and is expected to be implemented in the second quarter of 2024. We expect general and administrative costs to be significantly lower than historical amounts given the leaner organization and elimination of research and development spending going forward.

Results of Operations

Comparison of Years Ended December 31, 2023 and December 31, 2022

The following table sets forth our revenues and operating expenses for the fiscal years ended December 31, 2023 and 2022 (in thousands):

	Years ended December 31,
	2023	2022
Revenues	$42,810	$25,902

Research and development expenses	41,801	52,982
General and administrative expenses	16,853	16,394
Asset impairment	13,912	—
Total operating expenses	72,566	69,376

Interest income	1,851	721
Grant income	3,612	8,173
Other (expense) income , net	(250)	1,303
Loss before income taxes	(24,543)	(33,277)
Benefit for income tax	—	—
Net loss	$(24,543)	$(33,277)

Revenues

The following table provides a comparison of revenues for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Increase/(Decrease)
Customer revenue	$38,711	$25,469	$13,242
Collaboration revenue	4,099	433	3,666
Total Revenue	$42,810	$25,902	16,908

•	The $13.2 million increase in customer revenue for the year ended December 31, 2023 compared to the year ended December 31, 2022 is driven by the following:
◦

Revenue for the year ended December 31, 2023 is primarily due to event-driven revenue recognized for the discontinuation of programs or termination of agreements with both the Genentech ($12.5 million) and AstraZeneca ($7.4 million), revenue recognized due to the Pfizer collaboration amendment driving acceleration of program handover ($10.1 million) and the milestone achieved for the Phase 1 first patient dose under the Boston Pharmaceuticals collaboration ($2.5 million) in the year ended December 31, 2023. These increases were partially offset by event-driven revenue recognized in the prior year for the discontinuation of two early-stage programs under the AstraZeneca collaboration ($9.2 million), completion of the performance obligation related to the material right for S095025 (PRS-352) ($4.9 million), milestone revenue recorded under the Pfizer collaboration ($5.0 million) and completion of the performance obligation related to the expiration of the target swap for the second program under the Pfizer collaboration ($1.5 million).

•

Collaboration revenue increased by $3.7 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily due to event-driven revenue recognized upon the opt-out co-development for S095012 (PRS-344) ($4.6 million), offset partially by higher Servier efforts and expenses for S095012 (PRS-344) that are reductions of our portion of revenue for activities managed by us under the Servier collaboration.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Increase/(Decrease)
Immuno-oncology	$6,982	$13,743	$(6,761)
Respiratory	11,511	12,845	(1,334)
Other R&D activities	23,308	26,394	(3,086)
Total	$41,801	$52,982	(11,181)

•

The $6.8 million decrease in our immuno-oncology program spending period-over-period is due primarily to a decrease in clinical and manufacturing costs for both cinrebafusp alfa and S095012 (PRS-344) as well as lower professional services and consulting fees for S095012 (PRS-344).

•

The $1.3 million decrease for our respiratory program spending period-over-period is due generally to PRS-220 and PRS-400, and the changing stage of development for these programs year-over-year. PRS-220 incurred lower preclinical and manufacturing costs in 2023, which was partially offset by higher clinical and consulting costs as the program moved from pre-clinical stage in 2022 to clinical stage in 2023. PRS-400 incurred higher manufacturing and pre-clinical costs in 2023 as compared to 2022 as we were planning for IND-enabling activities prior to stopping this program in the middle of the year after our strategic announcement in July 2023.

•

The $3.1 million decrease in other research and development activities expenses is driven by lower overall personnel costs due to lower headcount, facility, software and travel expenses, all of which was partially offset higher severance costs after the mid-year strategic announcement.

General and Administrative Expenses

General and administrative expenses were $16.9 million for the year ended December 31, 2023 as compared to $16.4 million for the year ended December 31, 2022. The period-over-period increase was driven primarily by severance expense along with higher audit and tax costs recorded in the current period, offset partially by lower salary and related costs (prior to severance costs), lower facilities, software, legal, travel and insurance costs.

Asset Impairment

During the third quarter of 2023, as part of our strategic process for maximizing the value of assets, we committed to a plan to prepare and sell all property and equipment. As a result of this decision, we incurred impairment expenses totaling $13.9 million, of which $1.8 million was related to impairment of our right-of-use asset under the Hallbergmoos Lease for which we and the landlord terminated the lease in December 2023.

Other income (expense), net

Our other income was $5.2 million for the year ended December 31, 2023 as compared to a other expense of  $10.2 million for the year ended December 31, 2022. The decrease year over year was primarily due to lower grant income and unrealized losses. Lower grant income was a result of reaching the threshold for reimbursable costs in 2023. Lower unrealized losses in the current period were due to an overall weakening U.S. dollar on a year to date basis as compared to the prior comparable period. This was partially offset by higher interest income on investment in the current period as a result of higher interest rates.

Liquidity and Capital Resources

On March 27, 2024, we announced an update on our review of strategic alternatives, and our decision to implement measures that are expected to extend our cash runway into at least 2027, while maximizing our ability to collect potential milestones and royalties from our clinical pipeline of partnered drug candidates, potentially obtain value for cinrebafusp alfa and other proprietary platform capabilities, and explore other strategic opportunities. As part of this strategy, we intend to discontinue all of our research and development efforts, reduce our workforce, which is expected to affect additional employees and the executive leadership, and be substantially implemented in the second quarter of 2024, and reduce the size of our Board of Directors. This follows our July 2023 announcement in which we stated our intention to explore one or more strategic transaction, and in which we further announced a reduction in our workforce by approximately 70%.

Through December 31, 2023, we have funded our operations with $553.8 million of cash that has been obtained from the following main sources: $303.0 million from sales of equity; $225.2 million in total upfront and milestone payments received under license and collaboration agreements and $25.6 million from government grants.

As of December 31, 2023, we had a total of $26.4 million in cash, cash equivalents and investments. We have incurred losses in every period since inception including the years ended December 31, 2023 and 2022, respectively, and have a total accumulated deficit of $315.0 million as of December 31, 2023. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for at least the next several years.

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development.

We expect cash necessary to fund operations will continue to decrease significantly in the near term as we have taken measures to preserve cash, including conducting a further workforce reduction which is expected to impact approximately 60% of the remaining employees, discontinuing our research and development projects. and opting out of co-development of PRS-344/S095012 in the U.S..

The following table provides a summary of operating, investing, and financing cash flows for the years ended December 31, 2023 and 2022 respectively (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(53,819)	$(59,932)
Net cash provided by (used in) investing activities	12,002	(21,236)
Net cash provided by financing activities	19,795	7,214

Net cash used in operating activities for the year ended December 31, 2023 and 2022 was $53.8 million and $59.9 million, respectively. Cash used in operations in the year ended December 31, 2023 is impacted by lower deferred revenue, primarily driven by higher revenue recognized across all of our collaborations, lower lease liability due to lease termination payment, lower accounts payable, and lower accrued expenses. These changes are offset partially by lower accounts receivable and lower overall prepaid and other assets. This compares to the impact of lower deferred revenue, primarily driven by higher revenue recognized for AstraZeneca, Servier and Pfizer out of the deferred balance, lower accounts payable and accrued expenses and higher accounts receivable and prepaid expenses in the prior period.

The change in net cash provided by investing activities for the year ended December 31, 2023 compared to net cash used in investing activities in 2022 is solely attributable to the impact of net investments changes (more maturities in the current period versus more purchases of investments in the comparable prior year period).

Financing activities for the year ended December 31, 2023 and 2022 provided cash of $19.8 million and $7.2 million, respectively. The increase in net cash provided by financing activities is due to an increase in sales under the ATM program.

In August 2021, we established the ATM Program under a sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The ATM Program, as amended, is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the year ended December 31, 2023, we sold 24.3 million shares for gross proceeds of $20.3 million under the ATM Program at an average stock price of $0.84 per share. For the year ended December 31, 2022, we sold 2.1 million shares for gross proceeds of $7.2 million under the predecessor ATM program at an average stock price of $3.46.

As of the filing of this Annual Report on Form 10-K, we will be subject to the SEC general instructions of Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3, including under the ATM Program, until such time as our public float exceeds $75 million.

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. We expect cash necessary to fund operations will continue to decrease significantly as we have decided to discontinue all research and development activities and implement a further workforce reduction that will effect additional employees and the executive leadership team and is expected to be implemented in the second quarter of 2024.

We believe that our currently available funds will be sufficient to fund our remaining limited operations through at least the next 12 months from the issuance of this Annual Report on Form 10-K. As part of our March 27, 2024 strategic update, as discussed above, we decided to implement measures to reduce discretionary expenditures and other fixed or variable personnel costs as we discontinue all remaining research and development obligations and activities, and conduct a further workforce reduction.

Future investments could be reevaluated if we identify and explore any strategic opportunity that our Board of Directors believes will increase stockholder value. Our belief with respect to our ability to fund operations is based on estimates that are subject to these and other risks and uncertainties.

If we seek to raise additional capital to fulfill our operating and capital requirements through public or private equity financings, utilization of our current ATM Program, strategic collaborations, licensing arrangements, government grants and/or the achievement of milestones under our collaborative agreements, there is no assurance that we will be successful in obtaining sufficient funding on terms acceptable to us to fund continuing operations, if at all, and the terms of any future financing may adversely affect the holdings or the rights of our stockholders.

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

We evaluate all promised goods and services within a customer contract and determine which of such goods and services are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property and the capabilities of the customer to develop the intellectual property on their own or whether the required expertise is readily available.

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

Contract Balances

We recognize a contract asset when we transfer goods or services to a customer before the customer pays consideration or before payment is due, excluding any amounts presented as a receivable (i.e., accounts receivable). A contract asset is an entity’s right to consideration in exchange for goods or services that the entity has transferred to a customer. The contract liabilities (i.e., deferred revenue) primarily relate to contracts where we have received payment but have not yet satisfied the related performance obligations.

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

As a smaller reporting company, we are eligible and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

•

An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including exemption from the requirement to provide a compensation discussion and analysis describing compensation practices and procedures,

•

An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,

•

An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and

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

Our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of December 31, 2023. In making this assessment, management used the updated criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Based on our assessment under the COSO Internal Control-Integrated Framework, management believes that, as of December 31, 2023, our disclosure controls and procedures and internal control over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

Not applicable.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10.	MANAGEMENT AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 11.	EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

The information required by this Item 11 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

The information required by this Item 13 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to our definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2023.

PART IV

Item 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Annual Report on Form 10-K:

Item 15(a)(1) and (2)

See “Index to Consolidated Financial Statements” on page F-1 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number
2.1	Acquisition Agreement, dated as of December 17, 2014, by and among the Registrant, Pieris AG and the former stockholders of Pieris AG named therein		Form 8-K (Exhibit 2.1)	December 18, 2014	333-190728
3.1	Amended and Restated Articles of Incorporation of the Registrant		Form 8-K (Exhibit 3.1)	December 18, 2014	333-190728
3.2	Certificate of Designation of Series A Convertible Preferred Stock		Form 10-Q (Exhibit 3.1)	August 11, 2016	001-37471
3.3	Certificate of Designation of Series B Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	February 4, 2019	001-37471
3.4	Certificate of Designation of Series C Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	November 4, 2019	001-37471
3.5	Certificate of Designation of Series D Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	April 6, 2020	001-37471
3.6	Certificate of Designation of Series E Convertible Preferred Stock		Form 8-K (Exhibit 3.1)	May 21, 2021	001-37471
3.7	Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.2)	December 18, 2014	333-190728
3.8	Amendment to the Amended and Restated Bylaws of the Registrant		Form 8-K (Exhibit 3.1)	September 3, 2019	001-37471
4.1	Form of Common Stock certificate		Form 8-K (Exhibit 4.1)	December 18, 2014	333-190728
4.2	Form of Common Stock certificate		Form 10-K (Exhibit 4.2)	March 23, 2016	001-37471
4.3	Description of Registered Securities		Form 10-K (Exhibit 4.3)	March 13, 2020	001-37471
10.1	2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	December 18, 2014	333-190728
10.2	Form of Stock Option Award Agreement under the Registrant’s 2014 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.2)	December 18, 2014	333-190728
10.3	2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 1, 2016	001-37471
10.4	Form of Stock Option Award Agreement under the Registrant’s 2016 Employee, Director and Consultant Equity Incentive Plan	#	Form 10-K (Exhibit 10.4)	March 30, 2017	001-37471
10.5	2018 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 26, 2018	001-37471

10.6	Form of Stock Option Award Agreement under the Registrant’s 2018 Employee, Director and Consultant Equity Incentive Plan	#	Form S-8 (Exhibit 10.2)	August 9, 2018	333-226733
10.7	Form of Stock Option Award Agreement under the Registrant’s 2020 Employee, Director and Consultant Equity Incentive Plan	#	Form S-8 (Exhibit 10.2)	August 5, 2021	333-258502
10.8	2018 Employee Stock Purchase Plan	#	Form 8-K (Exhibit 10.2)	July 26, 2018	001-37471
10.9	2023 Employee Stock Purchase Plan	#	Form 10-Q (Exhibit 10.2)	August 10, 2023	001-37471
10.10	2019 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	July 31, 2019	001-37471
10.11	2020 Employee, Director and Consultant Equity Incentive Plan	#	Form 8-K (Exhibit 10.1)	June 29, 2020	001-37471
10.12	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	#	Form 8-K (Exhibit 10.1)	June 29, 2021	001-37471
10.13	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	#	Form 8-K (Exhibit 10.1)	June 27, 2022	001-37471
10.14	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	#	Form 8-K (Exhibit 10.1)	June 26, 2023	001-37471
10.15	Research and Licensing Agreement by and between Pieris AG and Technische Universität München, dated as of July 26, 2007	+	Form 10-K (Exhibit 10.10)	March 30, 2015	333-190728
10.16	Collaboration Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH, Les Laboratoires Servier and Institut de Recherches Internationales Servier, dated as of January 4, 2017	+	Form 10-K/A (Exhibit 10.15)	April 26, 2018	001-37471
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

		+	Form 10-K (Exhibit 10.16)	March 13, 2020	001-37471

10.20	License & Collaboration Agreement by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH & Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017	+	Form 10-Q/A (Exhibit 10.1)	April 26, 2018	001-37471
10.21	Amendment No. 2, dated March 29, 2021, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.4)	May 17, 2021	001-37471
10.22	Amendment No. 3, dated June 9, 2022, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.2)	August 4, 2022	001-37471
10.23	Amendment No. 4, dated June 30, 2022, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.3)	August 4, 2022	001-37471
10.24	Amendment No. 5, dated August 1, 2022, to the License & Collaboration Agreement by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.2)	November 4, 2022	001-37471
10.25

Non-Exclusive Anticalin® Platform Technology License Agreement, by and between Pieris Pharmaceuticals Inc., Pieris Pharmaceuticals GmbH and Pieris Australia Pty. Limited and AstraZeneca AB, dated as of May 2, 2017

		+	Form 10-Q/A (Exhibit 10.2)	April 26, 2018	001-37471
10.26	Amendment No. 1, dated March 29, 2021, to the Non-Exclusive Anticalin® Platform Technology License Agreement, dated May 2, 2017, by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.5)	May 17, 2021	001-37471
10.27	Subscription Agreement, dated March 29, 2021, by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.6)	May 17, 2021	001-37471
10.28	License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated February 8, 2018	+	Form 10-Q (Exhibit 10.1)	May 10, 2018	001-37471
10.29	Amendment No. 1 to License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.2)	August 10, 2020	001-37471
10.30	Amended and Restated License and Collaboration Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.	+	Form 10-Q (Exhibit 10.1)	May 17, 2021	001-37471
10.31	Amendment No. 1, dated September 12, 2023, to the Amended and Restated License and Collaboration Agreement by and between the Registrant and Seagen Inc	+	Form 10-Q (Exhibit 10.3)	November 14, 2023	001-37471
10.32	Subscription Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.3)	May 17, 2021	001-37471
10.33	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated February 8, 2018	+	Form 10-Q (Exhibit 10.2)	May 10, 2018	001-37471
10.34	Amendment No. 1 to Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.3)	August 10, 2020	001-37471
10.35	Exclusive Product License Agreement, dated April 24, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and BP Asset XII, Inc.		Form 10-Q (Exhibit 10.1)	August 5, 2021	001-37471

10.36	Research Collaboration and License Agreement, dated May 19, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and Genentech, Inc.		Form 10-Q (Exhibit 10.3)	August 5, 2021	001-37471
10.37	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers	#	Form 8-K (Exhibit 10.10)	December 18, 2014	333-190728
10.38	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.15)	December 18, 2014	333-190728
10.39	Employment Agreement by and between the Registrant and Ahmed Mousa, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.1)	November 2, 2021	001-37471
10.40	Employment Agreement by and between the Registrant and Tom Bures, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.2)	November 2, 2021	001-37471
10.41	Non-Employee Director Compensation Policy, as amended	#	Form 10-K (Exhibit 10.38)	March 31, 2023	001-37471
10.42	Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated October 24, 2018		Form 10-K (Exhibit 10.30)	March 18, 2019	001-37471
10.43	Amendment No. 1 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated May 21, 2019 (English translation)		Form 10-K (Exhibit 10.31)	March 13, 2020	001-37471
10.44	Amendment No. 2 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated February 13, 2020 (English translation)		Form 10-K (Exhibit 10.32)	March 13, 2020	001-37471
10.45	Amendment No. 3 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated May 19, 2020 (English translation)	*
10.46	Amendment No. 4 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated December 15, 2023 (English translation)	*
10.47	Form of Securities Purchase Agreement, dated December 17, 2014, by and among the Registrant and the Purchasers		Form 8-K (Exhibit 10.1)	December 23, 2014	333-190728
10.48	Form of Registration Rights Agreement, dated December 17, 2014, by and among the Registrant and the investors party thereto		Form 8-K (Exhibit 10.2)	December 23, 2014	333-190728
10.49	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by the Registrant		Form 8-K (Exhibit 10.3)	December 23, 2014	333-190728
10.50	Securities Purchase Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.1)	June 6, 2016	001-37471
10.51	Registration Rights Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.3)	June 6, 2016	001-37471
10.52	Form of Warrant to purchase Common Stock, dated June 2, 2016, issued by the Registrant		Form 8-K (Exhibit 10.2)	June 6, 2016	001-37471

10.53	Securities Purchase Agreement, dated November 2, 2019, by and among the Company and the Investors named therein		Form 8-K (Exhibit 10.1)	November 4, 2019	001-37471
10.54	Registration Rights Agreement, dated November 2, 2019, by and among the Company and the Investors named therein		Form 8-K (Exhibit 10.3)	November 4, 2019	001-37471
10.55	Form of Warrant to purchase Common Stock, dated November 2, 2019, issued by the Registrant		Form 8-K (Exhibit 10.2)	November 4, 2019	001-37471
10.56	Exchange Agreement, dated January 30, 2019, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.		Form 8-K (Exhibit 10.1)	February 4, 2019	001-37471
10.57	Exchange Agreement, dated March 31, 2020, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.		Form 8-K (Exhibit 10.1)	April 6, 2020	001-37471
10.58

Exchange Agreement by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., and MSI BVF SPV, L.L.C., dated as of May 20, 2021

			Form 8-K (Exhibit 10.1)	May 21, 2021	001-37471
10.59	Open Market Sale Agreement, dated as of August 9, 2019, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC		Form 10-Q (Exhibit 10.1)	August 9, 2019	001-37471
10.60	Amendment No. 1 to Sales Agreement, dated November 4, 2022, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC		Form 8-K (Exhibit 1.1)	November 4, 2022	001-37471
10.61	Consulting Agreement by and between the Registrant and Ahmed Mousa, dated as of September 11, 2023.	#	Form 10-Q (Exhibit 10.2)	November 14, 2023	001-37471
10.62	Amendment No. 1, dated December 11, 2023, to Consulting Agreement by and between the Registrant and Ahmed Mousa	#*
10.63	Non-Qualified Stock Option Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.3)	November 12, 2019	001-37471
10.64	Separation Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of July 26, 2023.	#	Form 10-Q (Exhibit 10.1)	November 14, 2023	001-37471
10.65	Employment Agreement by and between Pieris GmbH and Shane Olwill, Ph.D. dated May 9, 2011	#*
10.66	Amendments to the Employment Agreement by and between Pieris GmbH and Shane Olwill, Ph.D., dated between 2012-2021	#*
10.67	Retention Letter by and between Pieris GmbH and Shane Olwill, Ph.D., dated February 22, 2024	#*
21.1	List of Subsidiaries	*
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**
32.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**
97	Pieris Pharmaceuticals, Inc. Clawback Policy	*#
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	*
*	Filed herewith
**	Furnished herewith
+	Portions of the exhibit are omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Copies of the unredacted exhibit will be furnished to the SEC upon request.
#	Indicates a management contract or compensatory plan

Item 16.	FORM 10-K SUMMARY

We may voluntarily include a summary of information required by Form 10-K under this Item 16. We have elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

March 29, 2024	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signature	Title	Date

/s/ Stephen S. Yoder	President, Chief Executive Officer and	March 29, 2024
Stephen S. Yoder	Director (Principal Executive Officer)

/s/ Thomas Bures	Chief Financial Officer	March 29, 2024
Thomas Bures	(Principal Financial Officer and Principal Accounting Officer)

/s/ James Geraghty	Chairman of the Board of Directors	March 29, 2024
James Geraghty

/s/ Michael Richman	Director	March 29, 2024
Michael Richman

/s/ Maya R. Said, Sc.D.	Director	March 29, 2024
Maya R. Said, Sc.D.

/s/ Peter Kiener, D.Phil.	Director	March 29, 2024
Peter Kiener, D.Phil.

/s/ Christopher Kiritsy	Director	March 29, 2024
Christopher Kiritsy

/s/ Ann Barbier, M.D., Ph.D.	Director	March 29, 2024
Ann Barbier, M.D., Ph.D.

/s/ Matthew L. Sherman, M.D.	Director	March 29, 2024
Matthew L. Sherman, M.D.

PIERIS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pieris Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pieris Pharmaceuticals, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

How We Addressed the Matter in Our Audit	To evaluate the accrued and prepaid clinical trial expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant assumptions that are used by management to estimate the recorded accruals and prepayments. We corroborated the progress of research and development activities associated with clinical trials through discussion with the Company’s research and development personnel that oversee the research and development activities. We inspected the Company’s third-party contracts, amendments, and any pending change orders to assess the impact on amounts recorded. We also reviewed information received by the Company directly from vendors, which indicated the vendors' estimate of costs incurred to date. In addition, we performed analytics over fluctuations in accruals and prepaids by vendor throughout the period subject to audit and compared subsequent invoices received from third parties to amounts accrued.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.
Boston, Massachusetts
March 29, 2024

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$17,396	$38,635
Short term investments	8,970	20,534
Accounts receivable	572	5,810
Receivable from public grants	3,141	4,771
Other receivables	2,326	462
Assets held for sale, property and equipment	2,188	—
Prepaid expenses and other current assets	4,087	3,212
Total current assets	38,680	73,424
Property and equipment, net	—	16,992
Operating lease right-of-use assets, non-current	—	3,705
Other non-current assets	—	1,369
Total assets	$38,680	$95,490
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,372	$4,154
Operating lease liabilities, current	—	859
Accrued expenses and other current liabilities	8,550	10,746
Deferred revenues, current portion	—	20,824
Total current liabilities	11,922	36,583
Deferred revenue, net of current portion	—	18,734
Operating lease liabilities, non-current	—	12,244
Total liabilities	11,922	67,561
Commitments and Contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 10,000,000 shares authorized and 15,617 shares issued and outstanding at December 21, 2023 and 2022	—	—
Common stock, $0.001 par value per share, 300,000,000 shares authorized and 98,935,025 and 74,519,103 shares issued and outstanding at December 21, 2023 and 2022, respectively	98	74
Additional paid-in capital	341,596	318,530
Accumulated other comprehensive income	28	(254)
Accumulated deficit	(314,964)	(290,421)
Total stockholders’ equity	26,758	27,929
Total liabilities and stockholders’ equity	$38,680	$95,490

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue
Customer revenue	$38,711	$25,469
Collaboration revenue	4,099	433
Total revenue	42,810	25,902
Operating expenses
Research and development	41,801	52,982
General and administrative	16,853	16,394
Asset impairment	13,912	—
Total operating expenses	72,566	69,376
Loss from operations	(29,756)	(43,474)
Other income (expense)
Interest income	1,851	721
Grant income	3,612	8,173
Other (expense) income	(250)	1,303
Net loss	$(24,543)	$(33,277)

Other comprehensive (loss) income:
Foreign currency translation	208	(1,010)
Unrealized gain (loss) on available-for-sale securities	74	(73)
Comprehensive loss	$(24,261)	$(34,360)
Net loss per share
Basic and diluted	$(0.27)	$(0.45)
Weighted average number of common shares outstanding
Basic and diluted	90,064	74,172

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
	Preferred shares		Common shares		Additional	other		Total
	No. of	Share	No. of	Share	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	capital	income (loss)	deficit	equity
Balance as of January 1, 2022	16	$—	72,222	$72	$306,998	$829	$(257,144)	$50,755
Net loss	—	—	—	—	—	—	(33,277)	(33,277)
Foreign currency translation adjustment	—	—	—	—	—	(1,010)	—	(1,010)
Unrealized loss on investments	—	—	—	—	—	(73)	—	(73)
Stock based compensation expense	—	—	—	—	4,402	—	—	4,402
Issuance of common stock resulting from exercise of stock options	—	—	46	—	95	—	—	95
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	182	—	197	—	—	197
Issuance of common stock pursuant to ATM offering program, net of $0.3 million in offering costs	—	—	2,069	2	6,838	—	—	6,840
Balance at December 31, 2022	16	$—	74,519	$74	$318,530	$(254)	$(290,421)	$27,929
Net loss	—	—	—	—	—	—	(24,543)	(24,543)
Foreign currency translation adjustment	—	—	—	—	—	208	—	208
Unrealized gain on investments	—	—	—	—	—	74	—	74
Stock based compensation expense	—	—	—	—	3,349	—	—	3,349
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	155	—	66	—	—	66
Issuance of common stock pursuant to ATM offering program, net of $0.7 million in offering costs	—	—	24,261	24	19,651	—	—	19,675
Balance at December 31, 2023	16	$—	98,935	$98	$341,596	$28	$(314,964)	$26,758

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities:
Net loss	$(24,543)	$(33,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (accretion)	1,904	2,770
Right-of-use asset (accretion) amortization	(123)	10
Stock-based compensation	3,349	4,402
Asset impairment	13,912	—
Realized investment gains	(53)	(376)
Other non-cash transactions	(124)	(91)
Changes in operating assets and liabilities:
Accounts receivable	5,307	(2,624)
Prepaid expenses and other assets	1,018	(1,358)
Deferred revenue	(39,967)	(20,185)
Accounts payable	(789)	(4,208)
Accrued expenses and other current liabilities	(2,336)	(4,005)
Lease liability, prior to operating lease termination	(868)	(990)
Change in lease liability due to termination of operating lease	(10,506)	—
Net cash used in operating activities	(53,819)	(59,932)
Investing activities:
Purchases of property and equipment	(171)	(1,041)
Proceeds from maturity of investments	35,008	28,200
Purchases of investments	(22,835)	(48,395)
Net cash provided by (used in) investing activities	12,002	(21,236)
Financing activities:
Proceeds from exercise of stock options	—	95
Proceeds from employee stock purchase plan	66	197
Proceeds from issuance of common stock resulting from ATM sales, net of $0.7 million and $0.3 million in transaction costs, respectively	19,729	6,922
Net cash provided by financing activities	19,795	7,214
Effect of exchange rate change on cash and cash equivalents	783	(5,175)
Net decrease in cash and cash equivalents	(21,239)	(79,129)
Cash and cash equivalents at beginning of period	38,635	117,764
Cash and cash equivalents at end of period	$17,396	$38,635
Supplemental cash flow disclosures:
Net unrealized gain (loss) on investments	$74	$(73)
Property and equipment included in accounts payable	$—	$193

The accompanying notes are an integral part of these consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Corporate Information

Pieris Pharmaceuticals, Inc., or the Company or Pieris, was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company which was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries, hereinafter collectively Pieris, or the Company, is a biopharmaceutical company that, prior to July of 2023, discovered and developed Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Pieris’ clinical pipeline consists of immuno-oncology, or IO, programs partnered with several major multi-national pharmaceutical companies. Pieris' corporate headquarters is located in Boston, Massachusetts. Pieris also maintains office space in Hallbergmoos, Germany.

The Company’s core Anticalin technology and platform was developed in Germany.

On July 18, 2023, the Company announced its intention to explore engaging in one or more strategic transactions, including mergers, reverse mergers, acquisitions, other business combinations or sales of assets, or other strategic transactions. This decision was related to events that impacted the Company’s inhaled respiratory franchise, based upon AstraZeneca's discontinuation of enrollment of the Phase 2a study for elarekibep, an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma. As part of this initiative, the Company engaged Stifel, Nicolaus & Company, Incorporated to serve as its advisor in its review of strategic transactions.

Also on July 18, 2023, the Company’s board of directors approved a reduction in the Company’s workforce by approximately 70%. Since July of 2023, and through December 31, 2023, the Company took additional steps to reduce its operating footprint including terminating its remaining lease obligations in Germany and winding down its proprietary inhaled respiratory programs. The Company also has opted out and terminated programs where possible to reduce operating costs. Further reductions in the workforce have occurred based upon these actions. As a result, the Company has incurred approximately $7.5 million of severance costs and other related termination benefits in 2023 as the service period to earn such benefits is considered complete. The Company expects termination benefits to be paid through the end of 2024.

On March 27, 2024, the Company announced the implementation of a new strategy along with relevant cost-saving measures that are expected to extend its cash runway into at least 2027, while maximizing its ability to capture the potential milestones from its partnered 4-1BB bispecific Mabcalin protein IO assets. The Company may be entitled to aggregate milestones of up to $20 million upon first patient dosed in the phase 2 trials for SGN-BB228, S095012 (formerly PRS-344) and BOS-342, which are all currently in phase 1 clinical development, and up to $55 million upon first patient dosed in pivotal clinical trials for SGN-BB228, S095012 and BOS-342. To support this new strategy, the Company plans to discontinue all of its research and development efforts which it expects to complete by the middle of 2024, implement a workforce reduction that will impact additional employees and the executive leadership team which is expected to be implemented in the second quarter of 2024, and reduce the size of its Board of Directors, which is also expected to have implemented in the second quarter of 2024.  In addition to the alliance management activities for its partnered programs, the Company remains committed to obtaining value for its products in prior development, including cinrebafusp alfa, as well as its proprietary platform capabilities by pursuing potential out-licensing or sales transactions. In addition to these potential transactions, the Company  may also, from time-to-time, consider strategic opportunities that it believes  may increase stockholder value.

As of December 31, 2023, cash, cash equivalents, and investments were $26.4 million. The Company’s net loss was $24.5 million and $33.3 million for the years ended December 31, 2023 and 2022, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $315.0 million as of December 31, 2023. Net losses and negative cash flows have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for the foreseeable future.

The Company has historically devoted substantially all of its financial resources and efforts to research and development and general and administrative expenses to support the discovery and development of Anticalin-based drugs. Going forward, as part of the Company's decision to implement measures to maximize its ability to capture potential milestones from its partnered programs with Pfizer, Boston Pharmaceuticals, and Servier, the Company plans to discontinue all research and development efforts and reduce discretionary expenditures and other fixed or variable personnel costs. The Company believes that its currently available funds will be sufficient to fund its operations through at least the next twelve months from the issuance of this Annual Report on Form 10-K. The Company's belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements of Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries were prepared in accordance with U.S. GAAP. The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated.

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosures at the date of the financial statements and during the reporting period. Significant estimates are used for, but are not limited to, revenue recognition; deferred tax assets, deferred tax liabilities and valuation allowances; fair value of held for sale assets; beneficial conversion features; fair value of stock options, preferred stock, and warrants; and prepaid and accrued clinical trial expenses. Management evaluates its estimates on an ongoing basis. Actual results and outcomes could differ materially from management’s estimates, judgments, and assumptions.

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

Financial instruments measured at fair value on a recurring basis include cash equivalents and investments, if any (Note 5).

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

Accounts Receivable

Accounts receivable are recorded net of allowances for credit losses and represent amounts due from strategic partners. The Company monitors and evaluates collectability of receivables on an ongoing basis and considers whether an allowance for credit losses is necessary. The Company determined that no such reserve is needed as of December 31, 2023 and 2022. Historically, the Company has not had collectability issues.

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

Due to the lack of Company specific historical option activity, the Company has estimated the expected term of its employee stock options using the “simplified” method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the option. The expected term for non-employee awards is the remaining contractual term of the option. The risk-free interest rates are based on the U.S. Treasury securities with a maturity date commensurate with the expected term of the associated award. The Company has never paid dividends, but may elect pay out dividends to stockholders in the future if we determine that there is sufficient cash and investments to achieve our near and long-term objectives.

All excess tax benefits and tax deficiencies are recorded as income tax expense or benefit in the Company's statement of operations and comprehensive loss. For the years ended  December 31, 2023 and 2022, the Company did not record an income statement benefit for excess tax benefits as a valuation allowance is also required on these amounts.

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

Leases

The Company accounts for leases pursuant to ASC 842 Leases (Topic 842), or ASC 842. As a lessee, the Company is required to recognize (i) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date.

The Company determines if an arrangement is a lease at inception. The Company’s contracts are determined to contain a lease within the scope of ASC 842 when all of the following criteria based on the specific circumstances of the arrangement are met: (1) there is an identified asset for which there are no substantive substitution rights; (2) the Company has the right to obtain substantially all of the economic benefits from the identified asset; and (3) the Company has the right to direct the use of the identified asset. In addition, the Company does not apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and does not separate lease and non-lease components for all asset classes. Any variable components of lease costs are excluded from lease payments and are recognized in the period incurred, including increases to rent based on German Consumer Price Index, or CPI.

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

When a lease is terminated in its entirety, the corresponding lease liability and right-of-use asset are adjusted to zero. Any difference between the carrying amounts of the right-of-use asset and lease liability as compared to the termination payment is recorded in the statement of operations as a gain or loss.

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

Recent Accounting Pronouncements Not Yet Adopted

The Company has considered recent accounting pronouncements and concluded that they are either not applicable to the business, or that the effect is not expected to be material to the audited consolidated financial statements as a result of future adoption.

3.	Revenue

General

The Company has not generated revenue from product sales. The Company has generated revenue from contracts with customers (option, license and collaboration agreements), which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments.

During the years ended December 31, 2023 and 2022, respectively, the Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Year Ended December 31,
	2023	2022
AstraZeneca	$8,399	$9,117
Pfizer	15,134	8,287
Servier	4,099	5,359
Genentech	12,697	3,139
Boston Pharmaceuticals	2,481	—
Total Revenue	$42,810	$25,902

Under the Company´s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions) as of December 31, 2023:

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
Pfizer	$759	$450
Servier	107	99
Boston Pharmaceuticals	85	265
Total potential milestone payments	$951	$814

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

Under the terms of the Genentech Agreement, the Company was responsible for discovery and preclinical development of two initial programs. In April and May 2023, Genentech and the Company decided to discontinue the discovery-stage programs in ophthalmology and respiratory, respectively, for scientific reasons. Pursuant to this decision, the material right performance obligations related to the target swaps for these programs also expired. Based on these decisions, there aren't any active performance obligations remaining under the collaboration and the Company recognized all remaining revenue, or $12.5 million, under the collaboration in the second quarter of 2023.

The Genentech Agreement also provided an option to select additional programs, at Genentech's discretion, for a fee and this option expires in May 2024. If Genentech exercises its option to start additional programs, the Company would be eligible to receive additional milestone payments, as well as tiered royalty payments on net sales, subject to certain standard reductions and offsets. Genentech’s options to nominate two additional collaboration targets of their choosing is subject to the legal availability of the target to be researched. As of December 31, 2023, any variable consideration related to the exercise of such options is considered fully constrained.

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

The Company completed all performance obligations in 2021, at which point the revenue was recorded from the upfront payment. In August 2023, the first patient was dosed in the Boston Pharmaceuticals sponsored Phase 1/2 study for BOS-342 in hepatocellular carcinoma, or HCC, for which the Company received a milestone payment.

Pfizer

On February 8, 2018, the Company entered into a license and collaboration agreement, or the Pfizer Collaboration Agreement (formerly the Seagen Collaboration Agreement), and a non-exclusive Anticalin platform technology license agreement, or the Pfizer Platform License (formerly the Seagen Platform License), and together with the Pfizer Collaboration Agreement, the Pfizer Agreements (formerly the Seagen Agreements), with Pfizer (formerly Seagen), pursuant to which the agreed to develop multiple targeted bispecific IO treatments for solid tumors and blood cancers.

Under the terms of the Pfizer Agreements, the companies pursued multiple Anticalin-antibody fusion proteins during the research phase. The Pfizer Agreements provide Pfizer a base option to select up to three programs for further development. Prior to the initiation of a pivotal trial, the Company may opt into global co-development and U.S. commercialization of the second program and share in global costs and profits on an equal basis. Pfizer will solely develop, fund and commercialize the other two programs. Pfizer may also decide to select additional candidates from the initial research phase for further development in return for the payment to us of additional fees, milestone payments, and royalties.

On March 24, 2021, the Company announced that Pfizer made a strategic equity investment in Pieris, and that the companies had entered into a Second Pfizer Amendment (formerly Second Seagen Amendment), in which their existing immuno-oncology collaboration agreement has been amended relating to joint development and commercial rights for one program in the alliance. Under the Second Pfizer Amendment, Pieris’ option to co-develop and co-commercialize one of three programs in the collaboration was converted to a co-promotion option in the United States, with Pfizer solely responsible for the development and overall commercialization of that program. Pieris will also be entitled to increased royalties from that program in the event that it chooses to exercise the co-promotion option. In connection with the agreements described above, the Company and Pfizer entered into a subscription agreement, or the Pfizer Subscription Agreement (formerly the Seagen Subscription Agreement), pursuant to which the Company agreed to issue to Pfizer, and Pfizer agreed to acquire from the Company, 3,706,174 shares of the Company’s common stock for a total purchase price of $13.0 million, or $3.51 per share, in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended. The Pfizer Subscription Agreement includes a provision to the effect that Pfizer may ask the Company to file a registration statement to register the resale of the shares issued to Pfizer, at any time beginning on the date that is 60 calendar days from the date of issuance of the shares. The Company assessed the ASC 606 implications of the Pfizer Subscription Agreement and concluded that the fair value of the shares on a per share basis was $2.61 per share as of the transaction date. This resulted in a premium paid for the shares of $3.3 million, all of which was recorded in deferred revenue upon contract execution and allocated to the remaining performance obligations.

F-18

In the second quarter of 2022, the Company recorded approximately $1.5 million in revenue related to completion of the performance obligation for the expiration of the target swap under the second program in the collaboration.

Under the Pfizer Agreements, the Company is eligible to receive various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that all research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur, with the exception of the $5.0 million milestone as described in the following paragraph.

In January 2023, the Company achieved a milestone for the first program in the collaboration for $5.0 million. The Company evaluated the recognition of the milestone under ASC 606 and concluded that the constraints on the milestone no longer existed as of December 31, 2022 and therefore recorded the full $5.0 million as revenue for the year ended December 31, 2022.

In September 2023, Pfizer and the Company entered into an amendment of the Second Pfizer Amendment that provides Pfizer with collaboration product licenses and no changes to the amounts achievable under the collaboration agreement. The effect of the September 2023 amendment was to transfer responsibility for substantially all activities previously performed by the Company to Pfizer. Subsequently, in December 2023, the transfer of the programs was fully approved by the combined joint steering committee. Accordingly, the Company recognized revenue of approximately $10.1 million for the delivery on its performance obligations related to the two programs for the year ended December 31, 2023. With this amendment, the Company has satisfied all remaining obligations under the collaboration.

AstraZeneca

On May 2, 2017, the Company entered into a license and collaboration agreement, or the AstraZeneca Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or AstraZeneca Platform License, and together with the AstraZeneca Collaboration Agreement, the AstraZeneca Agreements with AstraZeneca AB, or AstraZeneca, which became effective on June 10, 2017, following expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the AstraZeneca Agreements the parties agreed to advance several novel inhaled Anticalin proteins.

In addition to the Company’s former lead inhaled drug candidate, PRS-060/AZD1402, or the AstraZeneca Lead Product, the Company and AstraZeneca, under the original terms of the AstraZeneca Collaboration Agreement, would also collaborate to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products. As of June 2023, the AstraZeneca Lead Product and three of the four AstraZeneca Collaboration Products had been discontinued. The first two discovery-stage programs were previously discontinued in 2022, which led to approximately $9.7 million in revenue recognized due to these discontinuations. Elarekibep and the third discovery-stage program were discontinued in the second quarter of 2023. The discontinuation of the third discovery program led to recognition of $4.0 million of revenue in the quarter ended June 30, 2023, while there was no revenue recognized as a result of the discontinuation of elarekibep.

The Company was responsible for advancing the AstraZeneca Lead Product through its phase 1 study, with the associated costs funded by AstraZeneca. The parties would collaborate thereafter to conduct a phase 2a study in asthma patients, with AstraZeneca continuing to fund development costs. After completion of a phase 2a study, Pieris had the option to co-develop the AstraZeneca Lead Product and also had a separate option to co-commercialize the AstraZeneca Lead Product in the United States. For the AstraZeneca Collaboration Products, the Company was responsible for the initial discovery of the novel Anticalin proteins, after which AstraZeneca would take the lead on continued development of the AstraZeneca Collaboration Products. The Company had the option to co-develop two of the four AstraZeneca Collaboration Products beginning at a pre-defined preclinical stage and would also have the option to co-commercialize these two programs in the United States, while AstraZeneca would be responsible for development and commercialization of the other programs worldwide.

On July 17, 2023, AstraZeneca notified the Company of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, effective October 15, 2023. AstraZeneca’s decision to terminate the AstraZeneca Agreements was based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates previously disclosed by the Company. As a result of this, the remaining amount of current deferred revenue, or $3.5 million, related to the fourth discovery-stage program was recognized in revenue as of September 30, 2023. With the termination of the AstraZeneca Agreements, there are no more active programs or performance obligations related to the collaboration. Following the termination date, the Company determined that it would not continue development of the programs under the AstraZeneca Agreements.

The Company incurred $1.6 million of third-party success fees to obtain the contract with AstraZeneca. Upon adoption of ASC 606, the Company capitalized $1.1 million in accordance with ASC 340. In accordance with the termination of the AstraZeneca Agreements and recognition of remaining revenue, the Company also amortized the remaining deferred transactions costs to obtain the contract, or $0.3 million. Amortization for the year ended December 31, 2022 was $0.3 million.

Servier

In 2017, the Company entered into a license and collaboration agreement, or Servier Collaboration Agreement, and a non-exclusive Anticalin platform license agreement, or Servier Platform License, and together with the Servier Collaboration Agreement, the Servier Agreements with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, pursuant to which the Company and Servier agreed to initially pursue five bispecific therapeutic programs. The intention of the collaboration and defined programs was to combine antibodies from the Servier portfolio with one or more Anticalin proteins based on the Company's proprietary platform to generate innovative IO bispecific drug candidates, or the Collaboration products.

In the first quarter of 2022, the Company satisfied the performance obligation related to the material right for S095025 (PRS-352), which led to point-in-time recognition of revenue for $4.9 million of revenue previously deferred. In the fourth quarter of 2022, Servier discontinued development of S095025 based upon a strategic portfolio review. Since inception, four of the five initially committed programs have been discontinued by Servier. The Company does not presently intend to continue development of the four discontinued programs but retains full rights to advance the development and commercialization of those products on a world-wide basis in the future.

In July 2023, the Company notified Servier of its decision to opt out of co-development and commercialization of S095012 (PRS-344), a 4- 1BB/PD- L1 bispecific Mabcalin protein, in the U.S. Servier retains exclusive, even as to the Company, worldwide rights to the program, including the right to continue to advance development and potential commercialization of S095012 (PRS-344) in the U.S. As a result of the Company's decision to opt out of co-development, the Company will be entitled to increased royalty rates and potential royalties and milestones, if any, for S095012 (PRS-344) under the terms of the Servier Agreement. With the decision to opt out of co-development of S095012 (PRS-344), the Company recognized the remaining revenue under the collaboration, or $4.7 million, in 2023 and there are no more active co-development programs under the collaboration.

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

There were no additions to deferred revenue during the year ended December 31, 2023 and reductions to deferred revenue were $39.7 million for the year ended December 31, 2023.

4.	Grant Income

One of the Company's proprietary respiratory assets is PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, was being developed as a local treatment for idiopathic pulmonary fibrosis, and other forms for fibrotic lung disorders. In June 2021, the Company received a €14.2 million (approximately $17.0 million) grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy (the Bavarian Grant) supporting research and development for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.

The Bavarian Grant provides partial reimbursement for qualifying research and development activities on PRS-220, including drug manufacturing costs, activities and costs to support an IND filing, and phase 1 clinical trials costs. The Bavarian Grant provides reimbursement of qualifying costs incurred through December 2023, with submission for reimbursements allowed through February 2024, which was successfully completed by the Company. The timing follows the expected development timeline of this program. Qualifying costs incurred may exceed the annual grant funding thresholds.

In addition, the Company is required to communicate if there is a change in control or other event that would impact the continuation of PRS- 220 to the Bavarian project agency, in which case the Company may be required to refund some or all amounts received under the grant.

5.	Cash, Cash Equivalents and Investments

As of  December 31, 2023, cash, cash equivalents and investments comprised funds in depository, money market accounts and U.S. treasury securities. As of  December 31, 2022, cash, cash equivalents and investments comprised funds in depository, money market accounts, U.S. and foreign treasury securities, asset-backed securities and corporate bonds. The following table presents the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at December 31, 2023.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023
Money market funds, included in cash equivalents	$13,224	$13,224	$—	$—
Investments - US treasuries	8,970	8,970	—	—
Total	$22,194	$22,194	$—	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022
Money market funds, included in cash equivalents	$17,618	$17,618	$—	$—
Investments - US treasuries	3,573	3,573	—	—
Investments - Foreign treasuries	896	896	—	—
Investments - Asset-backed securities	499	—	499	—
Investments - Corporate bonds	15,566	—	15,566	—
Total	$38,152	$22,087	$16,065	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of  December 31, 2023.

Investments at  December 31, 2023 consist of the following (in thousands):

	Contractual maturity
	(in days)	Amortized Cost	Unrealized gains	Unrealized losses	Fair Value
Investments
US treasuries	4-51	$8,969	$1	$—	$8,970
Total		$8,969	$1	$—	$8,970

The Company recorded realized losses from the maturity of available-for-sale securities of $0.1 million and realized gains of $0.4 million for the years ended  December 31, 2023 and 2022, respectively.

As of  December 31, 2023, there were no investments with a fair value that was significantly lower than the amortized cost basis or any investments that had been in an unrealized loss position for a significant period.

6.	Assets Held for Sale, Property and Equipment

As of December 31, 2023, assets held for sale are summarized as follows (in thousands):

December 31,
2023
Laboratory furniture and equipment	$1,967
Office furniture and equipment	221
Assets held for sale	$2,188

At the end of the third quarter of 2023, as part of the Company's strategic process for maximizing the value of assets, the Company committed to a plan to prepare and sell all property and equipment held at the Hallbergmoos, Germany location. The sale of the assets was deemed probable as a result of management's decision, including the estimated timing of sale which was determined to be within a year of the decision. As a result of this decision, the property and equipment met the criteria for held-for-sale accounting.

The Company recorded impairment charges totaling $13.9 million, of which $1.8 million related to impairment of its right-of-use asset under the Hallbergmoos Lease (see Note 13) with the remaining related to a complete write-off of leasehold improvements and a partial impairment of the Company's other long-lived assets. The remaining $2.2 million in net book value of its long-lived assets represents the Company's best estimate of the fair value less costs to sell that could be recovered related to lab and office equipment and furniture as part of the Company's initiative to monetize all remaining assets. As the estimated selling price less costs to sell are based primarily on unobservable inputs as they relate to the location and condition of the specific lab equipment and furniture, they are classified in Level 3 in the fair value hierarchy. In the first quarter of 2024, the Company conducted an auction, with the assistance of a third party, of its assets held for sale. After the conclusion of the auction, the Company has recovered substantially all of the total net book value of the assets held for sale. The Company has further plans to sell all remaining assets in the second quarter of 2024.

As of December 31, 2022, property and equipment are summarized as follows (in thousands):

December 31,
2022
Laboratory furniture and equipment	$11,970
Office furniture and equipment	1,861
Computer equipment	364
Leasehold improvements	12,444
Property and equipment, cost	26,639
Accumulated depreciation	(9,647)
Property and equipment, net	$16,992

Depreciation expense was $1.8 million and $2.3 million for the years ended December 31, 2023 and 2022, respectively. There were no other changes in accumulated depreciation other than the foreign currency impact.

7.	Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022
Compensation expense	$6,448	$3,015
Research and development fees	968	5,758
Accrued accounts payable	558	1,245
Other current liabilities	363	483
Accrued license obligations	213	245
Total	$8,550	$10,746

The compensation expense line item in the above table includes both severance and benefit costs associated with the Company's corporate restructuring actions announced in 2023, inclusive of those employees retained as the service period to earn such benefits is considered complete. The Company recognized restructuring expenses consisting of one-time cash severance payments and other employee-related costs. Severance pay and related costs for certain retained employees are estimated to be paid through the end of 2024. The Company recorded these restructuring charges based on each employee’s role to the respective research and development and general and administrative operating expense categories on its consolidated statements of operations and comprehensive loss.

The following table includes a roll forward of the restructuring activity and payments recorded for the year ended December 31, 2023 (in thousands):

Severance and Benefits Costs
Restructuring expenses	$7,523
Cash payments	$(2,418)
Balance at December 31, 2023	$5,105

8.	Income Taxes

The Company reported a loss before income taxes consisting of the following (in thousands):

	Years Ended December 31,
	2023	2022
Domestic	$(9,818)	$(11,765)
Foreign	(14,726)	(21,512)
Loss before income taxes	$(24,544)	$(33,277)

The components of the provision for income taxes are as follows (in thousands):

Years Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	—	—
Foreign	—	—
Total current	—	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Provision for income taxes	$—	$—

The reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

	2023	2022
Federal income tax rate	21.0%	21.0%
Foreign rate differential	0.7%	5.0%
State tax, net of federal benefit	3.8%	2.0%
Share-based awards compensation	(2.1)%	(2.2)%
Permanent items	(2.1)%	0.3%
Other	(1.0)%	1.0%
Release of uncertain tax position	22.7%	—%
Credits	0.8%	1.2%
Change in valuation allowance	(43.8)%	(28.3)%
Effective income tax rate	—%	—%

The components of deferred tax assets and liabilities related to net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes were as follows (in thousands):

	Years Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$67,496	$54,845
Share-based awards compensation	2,624	3,112
Accrued expenses	461	216
R&D Credits	644	413
Depreciation and other	479	384
Unrealized foreign currency	(377)	359
Capitalized R&D	1,165	952
Lease liability	—	3,541
Total deferred tax assets	72,492	63,822
Deferred tax liabilities:
Right-of-use asset	—	(3,270)
Accrued expenses	—	—
Total deferred tax liabilities	—	(3,270)
Less: valuation allowance:	(72,492)	(60,552)
Net deferred tax asset	$—	$—

The Company operates in multiple jurisdictions. Accordingly, the Company files U.S. federal and state income tax returns as well as returns in multiple foreign jurisdictions. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies in making this assessment. Management believes it is more likely than not that the results of future operations will not generate sufficient taxable income in the United States or in its foreign jurisdictions to realize the full benefits of its deferred tax assets. As of December 31, 2023, the Company continues to maintain a full valuation allowance against all net deferred tax assets.

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

The increase in the valuation allowance of deferred tax assets of $11.9 million for the year ended December 31, 2023 was primarily a result of the operating losses generated in current tax year.

As of December 31, 2023, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $43.4 million and net operating loss carryforwards for state income tax purposes of $46.7 million. Federal tax loss carryforwards that were created prior to December 31, 2017 expire through 2037 and federal losses created after that date do not expire. State loss carryforwards expire starting in 2035. Pursuant to Section 382 of the Internal Revenue Code of 1986, or the Code, and similar state tax law, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation under Section 382 of the Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study through December 31, 2020. Based on the study, the Company underwent an ownership change for Section 382 purposes which occurred in February 2018. As a result of the ownership change, the Company’s net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to result in any of the impacted net operating loss and tax credit carryforwards to expire unutilized. Any net operating losses or tax credits generated after the February 2018 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2019 through the current year. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

As of December 31, 2023, the Company had German corporate income tax and trade tax net operating loss carryforwards of approximately $187.6 million and $183.7 million respectively. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) of $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.

As of December 31, 2023, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $0.5 million and $0.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2042 and 2037, respectively. As of December 31, 2022, the Company had gross U.S. federal and state research and development and other tax credit carryforwards of $0.3 million and $0.1 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2042 and 2037, respectively.

The Company accounts for uncertain tax positions pursuant to ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for financial statement recognition of uncertain tax positions taken or expected to be taken in a tax return. If the tax position meets this threshold, the benefit to be recognized is measured at the largest amount of benefit that is more likely than not (determined by cumulative probability) of being realized upon ultimate settlement with the taxing authority. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. No interest and penalties related to uncertain tax positions were accrued at December 31, 2023 and December 31, 2022.

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

The following table sets forth a reconciliation of the beginning and ending amounts of unrecognized tax benefits, excluding the impact of interest and penalties, for the year ended December 31, 2023 (in thousands):

Unrecognized tax benefits at December 31, 2022	$5,363
Decrease as a result of a lapse of the applicable statute of limitations	(5,363)
Unrecognized tax benefits at December 31, 2023	$—

The Company does not expect unrecognized tax benefits to change significantly over the next twelve months. The full amount of unrecognized tax benefits would impact the effective rate, subject to valuation allowance considerations, if recognized.

9.	Stockholders’ equity

The Company had 300,000,000 shares authorized and 98,935,025 and 74,519,103 shares of common stock issued and outstanding as of December 31, 2023 and December 31, 2022, respectively, with a par value of $0.001 per share.

The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of December 31, 2023 and 2022. Preferred stock has a par value of $0.001 per share, and consists of the following tranches:

•	Series A Convertible, 85 shares issued and outstanding at December 31, 2023 and 2022
•	Series B Convertible, 4,026 shares issued and outstanding at December 31, 2023 and 2022
•	Series C Convertible, 3,506 shares issued and outstanding at December 31, 2023 and 2022
•	Series D Convertible, 3,000 shares issued and outstanding at December 31, 2023 and 2022
•	Series E Convertible, 5,000 shares issued and outstanding at December 31, 2023 and 2022

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

Series B Preferred Stock

On January 30, 2019, the Company and certain entities affiliated with BVF entered into an exchange agreement pursuant to which BVF agreed to exchange an aggregate of 5,000,000 shares of the Company’s common stock owned by BVF for an aggregate of 5,000 shares of Series B Preferred Stock.

Series C and 2019 Private Placement

In November 2019, the Company entered into a securities purchase agreement for a private placement, or the Purchase Agreement with a select group of institutional investors, including lead investor BVF as well as existing and new investors, or Investors. The private placement consisted of 9,014,960 units, at a price of $3.55 per unit, or the Financing, for gross proceeds of approximately $32.0 million, and net proceeds to the Company of approximately $31.0 million. Each unit consists of (i) one share of the Company’s common stock or 0.001 shares of non-voting convertible preferred stock, or Series C Preferred Shares, and together with the Common Shares, or Shares, and (ii) one immediately-exercisable warrant to purchase one share of the Company’s common stock with an exercise price of $7.10, or Exercise Price.

If (i) the initial public disclosure of the phase 2a Study of elarekibep that includes the “p” value achieved for the primary endpoint of such study reveals top-line data on the primary efficacy endpoint in the phase 2a Study with a “p” value below 0.05 (i.e., p < 0.05) in at least one dose level; and (ii) the 10-day volume weighted average stock price commencing on the trading day immediately after the initial public disclosure is at least three percent more than the Exercise Price, ((i) and (ii), collectively, the “Performance Condition”), then the warrants will be exercisable for a period of 60 days from the date of the initial data disclosure and may only be exercised for cash. Otherwise, the warrants will be exercisable for a period of five years from the date of issuance, or Exercise Date. If the Performance Condition has not been met and the last reported sale price of the Company’s common stock immediately prior to the Expiration Date was greater than the Exercise Price, then the warrants shall be automatically deemed exercised on a cashless basis on the Expiration Date.

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

Open Market Sales Agreement

In August 2021, the Company established an at-the-market program, or ATM Program, under a sales agreement with Jefferies LLC, pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, the Company may offer and sell shares of its common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The ATM Program, as amended, is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the year ended December 31, 2023, the Company sold 24.3 million shares for gross proceeds of $20.3 million under the ATM Program at an average stock price of $0.84. For the year ended December 31, 2022, the Company sold 2.1 million shares for gross proceeds of $7.2 million under the ATM Programs and the predecessor ATM program at an average stock price of $3.46.

As of the filing of this Annual Report on Form 10-K, the Company will be subject to the SEC general instructions of Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company’s common stock held by non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3, including under the ATM Program, until such time as its public float exceeds $75 million.

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

For the years ended December 31, 2023 and 2022, and as calculated using the treasury stock method, approximately 39.4 million and 38.4 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

11.	Stock and Employee Benefit Plans

Employee, Director and Consultant Equity Incentive Plans

At the 2020 Annual Shareholder Meeting, held on June 23, 2020, the stockholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan, or the 2020 Plan. The 2020 Plan originally permitted the Company to issue up to 3,500,000 shares of common stock pursuant to awards granted under the 2020 Plan. Upon approval of the 2020 Plan, the 2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan, was terminated; all unissued options were canceled and no additional awards will be made thereunder. All outstanding awards under the 2019 Plan will remain in effect and any awards forfeited from the outstanding awards will be allocated back into the 2020 Plan. The 2020 Plan, similar to the 2019 Plan, provided for the grant of stock options, restricted and unrestricted stock awards, and other stock-based awards to employees of the Company, non-employee directors of the Company, and certain other consultants performing services for the Company as designated by either the Board of Directors or the compensation committee of the Board of Directors. At the 2021 Annual Meeting of Stockholders, held on June 25, 2021, the Company’s stockholders approved the first amendment to the 2020 Plan to add 2,250,000 shares for issuance under the 2020 Plan, which increased the total permitted for issuance under the 2020 Plan to 5,750,000. At the 2022 Annual Meeting of Stockholders, held on June 22, 2022, the Company’s stockholders approved the second amendment to the 2020 Plan to add an additional 3,000,000 shares for issuance under the 2020 Plan. At the 2023 Annual Meeting of Stockholders held on June 21, 2023, the Company's stockholders approved a third amendment to the 2020 Plan to add 6,000,000 shares of common stock for issuance under the 2020 Plan, which increased the total permitted for issuance under the 2020 Plan to 14,750,000. The 2020 Plan permits the Company to issue up to 14,750,000 shares reserved for issuance pursuant to the 2020 Plan and any additional shares which may be issued if awards outstanding under the Company’s 2014, 2016, 2018 and 2019 Plans are canceled or expire.

The Company’s stock options have a maximum term of 10 years from the date of grant. Stock options granted may be either incentive stock options or nonqualified stock options and the exercise price of stock options must be at least equal to the fair market value of the common stock on the date of grant. The Company’s general policy is to issue shares of common stock upon the exercise of stock options.

The Company estimates the fair value of each stock award on the grant date using the Black-Scholes option-pricing model based on the following assumptions:

Years Ended December 31,
	2023	2022
Risk free interest rate	3.33% - 4.11%	1.43% - 3.39%
Expected term (in years)	5.5 - 5.73	5.5 - 5.73
Dividend yield	—	—
Expected volatility	79.5% - 98.6%	79.9% - 81.1%

The weighted-average fair value of the 3,727,942 and 3,075,282 options granted during the years ended December 31, 2023 and 2022 was $0.85 and $1.96, respectively. As of December 31, 2023, there were 9,284,808 shares available for future grant under the 2020 Plan.

The following table summarizes stock option activity for employees and non-employees:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding, December 31, 2022	13,430,366	$3.21		$—
Granted	3,727,942	1.22		—
Canceled/Forfeited	2,655,237	2.65		—
Outstanding, December 31, 2023	14,503,071	$2.80	5.90	$—
Vested or expected to vest, December 31, 2023	14,503,071	$2.80	5.90	$—
Exercisable, December 31, 2023	10,292,063	$3.21	4.75	$—

Periodically, the Company grants inducement options, which are awards outside of stockholder-approved stock option plans, and which are awarded as an inducement material to the executive officers or other personnel entering senior leadership roles with the Company. The terms of inducement option awards were substantially the same as those issued under our 2020 Plan. These awards are excluded from the table above. The following table summarizes stock option activity for these inducement options (in thousands):

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(in thousands)
Outstanding, December 31, 2022	300,000	$4.65		$—
Granted	—	$—		$—
Canceled/Forfeited	—	$—		$—
Outstanding, December 31, 2023	300,000	$4.65	5.67	$—
Vested or expected to vest, December 31, 2023	300,000	$4.65	5.67	$—
Exercisable, December 31, 2023	300,000	$4.65	5.67	$—

Employee Stock Purchase Plans

At the 2023 Annual Meeting of Stockholders, the Company’s stockholders approved the 2023 Employee Stock Purchase Plan, or the 2023 ESPP, which replaces the former 2018 Employee Stock Purchase Plan, or 2018 ESPP. The 2023 ESPP provides eligible employees with the opportunity to purchase shares of the Company's common stock at a discount of 85% of the lower closing market price of the common stock at the beginning date or ending date of each purchase period, on a tax-favored basis, through regular payroll deductions in compliance with federal tax regulations. The Company has reserved 750,000 shares of common stock for issuance under the 2023 ESPP.

Total shares purchased under the 2023 ESPP and 2018 ESPP plan were  154,656 and 181,466 for the years ended  December 31, 2023 and 2022, respectively.

Total Stock-based Compensation Expense

Total stock-based compensation expense is recorded in operating expenses based upon the functional responsibilities of the individuals holding the respective options as follows (in thousands):

	Years Ended December 31,
	2023	2022
Research and development	$1,190	$1,905
General and administrative	2,159	2,497
Total stock-based compensation	$3,349	$4,402

As of December 31, 2023, the total unrecognized compensation cost related to all non-vested awards was $4.3 million. The unrecognized compensation cost would be recognized over a remaining weighted-average period of 2.24 years.

12.	License Agreement

TUM License

The Company and the Technical University of Munich, or TUM, initiated discussions in the second quarter of 2018 to clarify, expand and restructure the research and licensing agreement with TUM, the TUM License, including the parties’ obligations under the TUM License. The TUM License assigns or exclusively licenses to the Company certain intellectual property related to the Company's Anticalin platform technology. The parties' discussions relate to revised commercial terms and to re-initiating additional collaborations between faculty at TUM and Pieris. While an amended and restated license agreement has not yet been completed, the Company may enter into an amendment reflecting the parties discussions. These discussions may also lead to an increase in the Company's collaborative research activities with TUM.

13.	Leases

In August 2015, the Company entered into a sublease to lease approximately 3,950 square feet in Boston, Massachusetts, which expired on December 31, 2022. The Company did not extend the sublease. The Company generally conducts its operational functions in the United States remotely.

In October 2018, Pieris Pharmaceuticals GmbH entered into a lease for office and laboratory space located in Hallbergmoos, Germany, or the Hallbergmoos Lease. Pieris GmbH moved its operations to the Hallbergmoos facility in February 2020. The Hallbergmoos Lease was subsequently amended in May 2019 and February 2020. The Hallbergmoos Lease, as amended, provided an initial rental term of 12.5 years, and a rental area of approximately 105,000 square feet.

In December 2023, Pieris Pharmaceuticals GmbH entered into an agreement to terminate the Hallbermoos Lease, or the Lease Termination Agreement. Under the terms of the Lease Termination Agreement, Pieris Pharmaceuticals GmbH terminated the Hallbergmoos Lease in exchange for a termination fee of approximately €9.7 million, and vacated the majority of the premises by December 31, 2023, while continuing to occupy, through June 2024, a limited portion of the office space and using another portion of the former lab space to house its assets being held for sale.

Cash paid for amounts included in the measurement of the lease liabilities were $2.2 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively, all of which were incurred prior to the lease termination.

The Hallbergmoos Lease included $11.5 million of tenant improvements allowance for normal tenant improvements which was incurred prior to commencing the lease. The Company capitalized the leasehold incentives which were included in Property and equipment, net on the Consolidated Balance Sheet and were amortized on a straight-line basis over the shorter of the useful life or the remaining lease term. The leasehold improvement were subsequently fully impaired in the third quarter of 2023.

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs	$1,169	$1,356
Variable lease costs (1)	679	737
Total lease cost	$1,848	$2,093

(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. These costs also included costs associated with increases rent expense based on CPI.