Form 10-K/A
period 2023-12-31
PIERIS PHARMACEUTICALS, INC.
filed 2024-04-29
CIK 1583648

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $0.17, was $11,222,444. This number does not give effect to the Reverse Stock Split (as defined herein).

As of April 17, 2024, the registrant had 98,935,025 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pieris Pharmaceuticals, Inc., or Company, Pieris, we, us or our, is filing this Amendment No. 1 on Form 10-K/A, the Amendment, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or the Original Form 10-K Filing, which was originally filed with the Securities and Exchange Commission, or the SEC, on March 29, 2024, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which was intentionally omitted from the Original Form 10-K Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect facts or events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

On April 18, 2024, we filed a Certificate of Change with the Nevada Secretary of State effecting a reverse stock split of our authorized, issued and outstanding shares of common stock at a ratio of 1-for-80 (the “Reverse Stock Split”), which became effective on April 22, 2024. Our common stock began trading on the Nasdaq Capital Market on a reverse-split adjusted basis at the market open on April 23, 2024. As a result of the Reverse Stock Split, the number of authorized, issued and outstanding shares of our common stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every 80 shares of our common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock after the Reverse Stock Split. The information in this Amendment as of and for the periods prior to the effective date of the Reverse Stock Split does not give effect to the Reverse Stock Split.

PART III

Item 10.	MANAGEMENT AND CORPORATE GOVERNANCE

The Board of Directors

Our amended and restated articles of incorporation, or Articles of Incorporation, and our amended and restated bylaws, or Bylaws, provide that our business is to be managed by or under the direction of our Board of Directors. Our Board of Directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term.

Our Board of Directors currently consists of eight members, classified into three classes as follows: (1) Peter Kiener, D.Phil. and Christopher Kiritsy constitute a class with a term ending at the 2024 annual meeting; (2) James Geraghty, Ann Barbier, M.D., Ph.D. and Maya R. Said, Sc.D. constitute a class with a term ending at the 2025 annual meeting; and (3) Stephen S. Yoder, Michael Richman and Matthew L. Sherman, M.D. constitute a class with a term ending at the 2026 annual meeting.

Set forth below are the names of our directors and their ages, their offices in the Company, if any, their principal occupations or employment for at least the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold or have held directorships during the past five years as of April 17, 2024. Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board of Directors’ conclusion at the time of filing of this Amendment that each person listed below should serve as a director is set forth below.

Name	Age	Position
Stephen S. Yoder	48	President and CEO
James Geraghty (2)(3)	69	Chairman
Ann Barbier, M.D., Ph.D. (3)(4)	59	Director
Peter Kiener, D.Phil. (2)(4)	72	Director
Christopher Kiritsy (1)(2)	59	Director
Michael Richman (1)(3)	63	Director
Maya R. Said, Sc.D. (3)(4)	47	Director
Matthew L. Sherman, M.D. (1)(4)	68	Director

(1)	Member of the Compensation and Management Development Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the Science and Technology Committee

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with Pieris, either directly or indirectly. Based upon this review, our Board of Directors has determined that the following members are “independent directors” as defined by The Nasdaq Stock Market, or Nasdaq: James Geraghty, Ann Barbier, M.D., Ph.D., Peter Kiener, D.Phil., Christopher Kiritsy, Michael Richman, Maya R. Said, Sc.D. and Matthew L. Sherman, M.D.

Stephen S. Yoder. Mr. Yoder joined Pieris Pharmaceuticals GmbH as Chief Executive Officer in January 2010, and was appointed to the Board of Directors of Pieris and became Chief Executive Officer and President in 2014. From July 2003 to December 2009, he led the intellectual property and legal departments at MorphoSys AG, a biotechnology company involved in the development and research of antibodies, as General Counsel. From September 1999 to June 2003, he worked in several Washington, D.C. law firms, specializing in a life sciences intellectual property practice. Mr. Yoder holds degrees in molecular biology and Spanish from Grove City College and a Juris Doctor, with honors, from The George Washington University Law School. As an attorney, he is licensed to practice before the United States Patent and Trademark Office and in the jurisdictions of Maryland and Washington, D.C. We believe that Mr. Yoder is qualified to serve on our Board of Directors due to his intimate knowledge of our business plans and strategies, and his years of experience in the biotechnology and life sciences industry.

James Geraghty. Mr. Geraghty joined the Board of Directors of Pieris in May 2017 and was appointed as Pieris’ Chairman of the Board of Directors in December 2017. Mr. Geraghty is an industry leader with 30 years of strategic and leadership experience, including more than 20 years as a senior member of executive teams at biotechnology companies developing and commercializing innovative therapies. He was most recently, from May 2013 to October 2016, an Entrepreneur in Residence at Third Rock Ventures, a leading biotech venture and company-formation fund, and previously served as Senior Vice President, North America Strategy and Business Development at Sanofi, which he joined upon its acquisition of Genzyme. Mr. Geraghty spent 20 years at Genzyme, where his roles included Senior Vice President International Development, President of Genzyme Europe and General Manager of Genzyme's cardiovascular business. He currently serves as a board member of Voyager Therapeutics and Fulcrum Therapeutics. Mr. Geraghty also serves as a member of the board of directors of BIO Ventures for Global Health, a private, non-profit global health organization. Mr. Geraghty previously served as chairman of the board of Juniper Pharmaceuticals, chairman of the board of Orchard Therapeutics, and as a board member of Aceragen (formerly Idera Pharmaceuticals). He started his career in healthcare strategy consulting at Bain and Company. A graduate of the Yale Law School, Mr. Geraghty holds an M.S. from the University of Pennsylvania and a B.A. from Georgetown University. We believe that Mr. Geraghty is qualified to serve on our Board of Directors due to his strong life sciences pedigree and extensive background in company building.

Ann Barbier, M.D., Ph.D. Dr. Barbier joined the Board of Directors of Pieris in April 2018. Most recently, Dr. Barbier served as the Chief Medical Officer of CAMP4 Therapeutics from March 2022 until October 2023. Prior to this, Dr. Barbier served as the Chief Medical Officer of Translate Bio until the company's acquisition by Sanofi in September 2021. Prior to joining Translate Bio, from June 2015 to October 2017, Dr. Barbier was Vice President of Clinical Development, Rare Genetic Diseases, at Agios Pharmaceuticals, where she led the development program of two small molecules in the area of rare benign hematological diseases. Prior to Agios Pharmaceuticals, Dr. Barbier spent seven years at Shire, most recently as Global Clinical Development Lead and Senior Medical Director, where she worked on a variety of rare genetic diseases including lysosomal storage diseases and hereditary angioedema. Her prior experience includes positions at EnVivo, Johnson & Johnson and Aventis. During her career, Dr. Barbier has made significant contributions to several approved products such as idursulfase (Hunter syndrome), teriflunomide (multiple sclerosis), icatibant (hereditary angioedema) and mitapivat (pyruvate kinase deficiency), and has led several investigational new drug applications for new chemical entities. Additionally, she has authored more than 50 peer-reviewed scientific articles, book chapters, and invited reviews. Dr. Barbier received her M.D. and Ph.D. in pharmacology from the University of Ghent, Belgium, and a Master of Science from the Free University of Brussels, Belgium. She held a postdoctoral fellowship at the University of Tennessee in Memphis. We believe that Dr. Barbier is qualified to serve on our Board of Directors due to her significant experience bringing drug candidates across a wide range of indications through the clinic and to regulatory approval.

Peter Kiener, D.Phil. Dr. Kiener joined the Board of Directors of Pieris in September 2018. Most recently, Dr. Kiener served as Chief Scientific Officer at Sucampo until the company's acquisition by Mallinckrodt in February 2018. Prior to Sucampo, from September 2013 to September 2014, he served as Chief Scientific Officer of Ambrx Inc., a company focused on developing antibody-drug conjugates. Previously, Dr. Kiener was President and Co-founder of Zyngenia, Inc., a monoclonal antibody company developing drugs for oncology and inflammatory diseases. His prior experience also includes positions at MedImmune LLC, where he was Head of Global R&D, and at Bristol-Myers Squibb. Dr. Kiener currently serves as a board member of Cue Biopharma and Lava Therapeutics. He also serves as a board member of the private companies iTolerance and Peptone, and is the chairman of the board of managers of Resolve Therapeutics, another private company. Dr. Kiener previously served as a board member of GT Biopharma, Inc. Dr. Kiener has led or contributed to the development of over 30 different clinical-stage therapeutics and seven approved drugs, including two immunoglobulin-based fusion proteins, one monoclonal antibody, two vaccines, and one bispecific T-cell engager. Additionally, he has published more than 120 papers in peer-reviewed journals and is listed as an inventor on over 60 patents and patent applications. Dr. Kiener received a B.A. in Chemistry from Lancaster University and a D.Phil. in Biochemistry from Sir William Dunn School of Pathology at Oxford University, where he also pursued a postdoctoral fellowship. We believe that Dr. Kiener is qualified to serve on our Board of Directors based upon his extensive experience across the entire value chain of biopharmaceutical research and development.

Christopher Kiritsy. Mr. Kiritsy joined the Board of Directors of Pieris in September 2016. Mr. Kiritsy is founder and managing member of Precision Kapital, LLC, a private investment and advisory firm. Prior to forming Precision Kapital, Mr. Kiritsy co-founded Arisaph Pharmaceuticals, Inc., or Arisaph, and served as Arisaph’s President and Chief Executive Officer from 2005 through March 2018. At Arisaph, Mr. Kiritsy oversaw the development of a broad preclinical and clinical pipeline, taking several cardiometabolic products into clinical development. Additionally, Mr. Kiritsy employed a unique, shareholder friendly financing strategy, raising nearly two thirds of all capital nondilutively through royalty monetization and grant funding. Prior to Arisaph, Mr. Kiritsy served as Executive Vice President, Corporate Development and Chief Financial Officer of Kos Pharmaceuticals, Inc., or Kos, and was responsible for finance, corporate communications, strategic planning, and business development functions. During his decade long tenure, Mr. Kiritsy raised approximately $500 million in public equity capital, including Kos’ IPO, and spearheaded 10 major corporate development transactions, including product acquisitions, in/out licensing and co-promotion arrangements. Mr. Kiritsy played central role in building Kos from a start-up into a publicly traded, profitable, 1,000 person fully-integrated company, where Kos internally developed and commercialized the blockbuster Niaspan® franchise. Kos was acquired by Abbott Laboratories for $4 billion in 2006. Mr. Kiritsy previously served on the board of directors of HTG Molecular Diagnostics, Inc. In addition, Mr. Kiritsy previously served as a board member and audit committee chair of Melinta Pharmaceuticals, Inc., as a board member of Arisaph and as chairman of the board of Avaxia Biologics, Inc. Mr. Kiritsy received his A.B. in Biology from Bowdoin College and his M.B.A. at night from Boston University School of Business. Mr. Kiritsy is a seasoned entrepreneur, possessing 30 years of unique business and technical experience, and a track record of building successful fully integrated biopharma businesses. We believe that Mr. Kiritsy is qualified to serve on our Board of Directors based on his considerable experience in the pharmaceutical industry and his expertise in finance and corporate development.

Michael Richman. Mr. Richman joined the Board of Directors of Pieris in December 2014 and has served on the supervisory board of Pieris GmbH since October 2014. He has served as the President and Chief Executive Officer of NextCure, Inc. since July 2015. From June 2008 to July 2015, Mr. Richman was President and Chief Executive Officer of Amplimmune, Inc., a privately held biologics company focused on cancer and autoimmune diseases which was acquired by AstraZeneca in October 2013. From May 2007 to June 2008, he served as President and Chief Operating Officer of Amplimmune, Inc. Prior to such time, Mr. Richman had years of experience working in research, intellectual property and business development capacities in companies such as Chiron Corporation (now Novartis), MedImmune, Inc. (now AstraZeneca) and MacroGenics. He is a board member of Madison Vaccines, Inc., a private company. Mr. Richman previously served as a board member of GenVec, Inc., Opexa Therapeutics, Inc. until its merger with Acer Therapeutics Inc., and Cougar Biotechnology until its acquisition by Johnson & Johnson. Mr. Richman obtained his B.S. in genetics/molecular biology at the University of California at Davis and his M.S.B.A. in international business at San Francisco State University. We believe that Mr. Richman is qualified to serve on our Board of Directors due to his extensive experience in mergers and acquisitions, business development and strategic planning for life science companies, as well as executive leadership and management experience.

Maya R. Said, Sc.D. Dr. Said joined the Board of Directors of Pieris in July 2019. Dr. Said is the Founder and Chief Executive Officer of Outcomes4Me Inc., a private health technology company focused on providing patients diagnosed with cancer and other chronic life-altering diseases with personalized treatment options as well as outcomes information. From 2017 to 2018, she served as the Chief Operating Officer of Celsius Therapeutics, where she established and managed the company’s operations from inception through the company’s first year post-launch. Before founding Outcomes4Me in 2017, Dr. Said was Senior Vice President, Global Head of Oncology Policy & Market Access at Novartis from 2015 to 2017, where she defined Novartis’ oncology franchise value and pricing strategy to address pricing pressures and established global pricing guidance for numerous oncology products. Prior to that, she served as Vice President, Head of Strategy, Science Policy & External Innovation, Global R&D at Sanofi, and as Principal at Boston Consulting Group. She currently serves on the board of Transgene SA, and Home Biosciences, a private company. Dr. Said received her Sc.D. in Electrical Engineering, Computer Science & Systems Biology from the Massachusetts Institute of Technology, where she also obtained a Master of Engineering in Electrical Engineering and Computer Science, a Master of Science in Toxicology, a Bachelor of Science in Electrical Engineering and Computer Science and a Bachelor of Science in Biology. We believe that Dr. Said is qualified to serve on our Board of Directors due to her deep scientific knowledge with respect to cancer, understanding of large pharma’s inner-workings and appreciation of the need to bring high-value therapies to patients.

Matthew L. Sherman, M.D. Dr. Sherman joined the Board of Directors of Pieris in October 2018. In October 2019, Dr. Sherman became and currently is Executive Vice President and Chief Medical Officer at Deciphera Pharmaceuticals, and provides executive leadership for medical research and clinical development, and medical affairs including biostatistics, clinical pharmacology, translational medicine and pharmacovigilance. From October 2006 through July 2018, Dr. Sherman was Executive Vice President (2015 to 2018) and Chief Medical Officer (2006 to 2018) at Acceleron Pharma, Inc., or Acceleron. At Acceleron, Dr. Sherman provided executive leadership for medical research, clinical operations, biostatistics, data management, clinical pharmacology and pharmacovigilance. Before joining Acceleron in 2006, Dr. Sherman was Senior Vice President and Chief Medical Officer at Synta Pharmaceuticals, where he oversaw all therapeutic areas, including oncology, inflammatory diseases and immunology. Previously, Dr. Sherman spent over a decade at Wyeth-Ayerst Research/Genetics Institute in numerous clinical research and development roles. Prior to his career in the pharmaceutical and biotechnology industry, Dr. Sherman spent nine years at the Dana-Farber Cancer Institute, ultimately as an Assistant Professor of Medicine. Dr. Sherman previously served as a board member of Pulmatrix, Inc. and of NewLink Genetics Corp prior to its merger with Lumos Pharma. He has authored more than 300 original articles, review chapters and abstracts, and is listed as an inventor on 11 issued patents. Dr. Sherman received a B.S. in Chemistry from Massachusetts Institute of Technology and an M.D. from Dartmouth Medical School. He completed his internal medicine residency at Georgetown University Medical Center. We believe that Dr. Sherman is qualified to serve on our Board of Directors as he is a physician-scientist with extensive clinical development expertise in oncology, hematology and pulmonary diseases across large pharma, biopharma and venture-funded biotechnology startup companies.

Board Diversity

The Nasdaq listing rules require all Nasdaq listed companies to disclose consistent, transparent diversity statistics regarding their boards of directors. The rules also require most Nasdaq listed companies to have, or explain why they do not have, at least two diverse directors, including one who self-identifies as female and one who self-identifies as either an under-represented minority or LGBTQ+, or in the case of a smaller reporting company at least one who self-identifies as female and one who self-identifies as one or more of the following: female, LGBTQ+, or an under-represented minority. As we are a smaller reporting company, we meet this rule by having two directors who self-identify as female. In addition, we consider the Middle Eastern/North African category to be ethnically diverse and distinct from White, and we have one director who is Middle Eastern/North African. This is reflected in our matrix below.

Board Diversity Matrix (As of April 17, 2024)
Total Number of Directors: 8
Part I: Gender Identity
	Male	Female
Directors	6	2
Part II: Demographic Background
Middle Eastern/North African	0	1
White	6	1

Committees of the Board of Directors and Meetings

Meeting Attendance. Our Board of Directors met 15 times during 2023. During 2023, each director attended at least 75% of the aggregate of the number of Board meetings and the number of meetings held by all committees on which he or she served. The Board of Directors has adopted a policy under which each member of the Board of Directors makes every effort to, but is not required to, attend each annual meeting of our stockholders. Each of our directors attended our annual meeting of stockholders in 2023.

Audit Committee. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. This committee currently has three members, Christopher Kiritsy (Chairman), James Geraghty and Peter Kiener, D.Phil. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by Nasdaq, as such standards apply specifically to members of audit committees. The Board of Directors has determined that Mr. Kiritsy is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K. The Audit Committee met five times during 2023.

A copy of the Audit Committee’s written charter is publicly available on our website at www.pieris.com.

Compensation and Management Development Committee. Our Compensation and Management Development Committee’s role and responsibilities are set forth in the Compensation and Management Development Committee’s written charter and include reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of the Board of Directors are carried out and that such policies, practices and procedures contribute to our success. This committee currently has three members, Christopher Kiritsy (Chairman), Michael Richman and Matthew L. Sherman, M.D. All members of the Compensation and Management Development Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market. The Compensation and Management Development Committee met six times during 2023.

A copy of the Compensation and Management Development Committee’s written charter is publicly available on our website at www.pieris.com.

Compensation and Management Development Committee Interlocks and Insider Participation. During 2023, the Compensation and Management Development Committee members were Christopher Kiritsy (Chairman), Michael Richman and Matthew L. Sherman, M.D., none of whom currently is, or formerly was, an officer or employee of the Company. In 2023, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of our Board of Directors or Compensation and Management Development Committee. There are no family relationships between or among the members of our Board of Directors or executive officers.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee met one time during 2023 and has four members, James Geraghty (Chairman), Ann Barbier, M.D., Ph.D., Michael Richman and Maya R. Said, Sc.D. The Board of Directors has determined that all members of the Nominating and Corporate Governance Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market. Our Nominating and Corporate Governance Committee’s responsibilities are set forth in the Nominating and Corporate Governance Committee’s written charter and include evaluating and making recommendations to the full Board of Directors as to the composition or organization and governance of the Board of Directors and its committees, evaluating and making recommendations as to potential director candidates, evaluating the performance of current members of the Board of Directors, overseeing the process for chief executive officer and other executive officer succession planning and developing and recommending governance guidelines for the Company.

In addition, under our current corporate governance policies, the Nominating and Corporate Governance Committee considers candidates recommended by stockholders as well as from other sources such as other directors or officers, third-party search firms or other appropriate sources. Once identified, the Nominating and Corporate Governance Committee will evaluate a candidate’s qualifications in accordance with our Nominating and Corporate Governance Committee Policy Regarding Qualifications of Directors appended to our Nominating and Corporate Governance Committee’s written charter. Threshold criteria include: personal integrity and sound judgment, business and professional skills and experience, independence, knowledge of the industry, possible conflicts of interest, the extent to which the candidate would fill a present need on the Board of Directors, diversity among the Board of Directors and concern for the long-term interests of the stockholders.

The Nominating and Corporate Governance Committee will consider issues of diversity among its members in identifying and considering nominees for director and strive where appropriate to achieve a diverse balance of backgrounds, perspectives, experience, age, gender, ethnicity and professional experience on the Board of Directors and its committees.

If a stockholder wishes to propose a candidate for consideration as a nominee for election to the Board of Directors, it must follow the procedures described in our Bylaws. In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. Any such recommendation should be made in writing to the Nominating and Corporate Governance Committee at: Pieris Pharmaceuticals, Inc., 225 Franklin Street, 26th Floor, Boston, Massachusetts 02110, Attn: Corporate Secretary. Such recommendation should be accompanied by the candidate's name, appropriate biographical information, relevant qualifications, and any other information as required by our Bylaws.

A copy of the Nominating and Corporate Governance Committee’s written charter, including its appendix, is publicly available on our website at www.pieris.com.

Science and Technology Committee. Our Science and Technology Committee’s role and responsibilities are set forth in the Science and Technology Committee’s written charter, and include assisting the Board of Directors’ oversight of the Company’s research and development activities and advising the Board of Directors with respect to strategic and tactical scientific issues. This committee currently has four members, Peter Kiener, D.Phil. (Chairman), Ann Barbier, M.D., Ph.D., Matthew L. Sherman, M.D. and Maya R. Said, Sc.D. The Science and Technology Committee met one time during 2023.

A copy of the Science and Technology Committee’s written charter is publicly available on the Company’s website at www.pieris.com.

Board Leadership Structure and Role in Risk Oversight

Our Board of Directors consists of eight members.

In accordance with our Articles of Incorporation, our Board of Directors is divided into three classes with staggered three-year terms. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following the election. The authorized number of directors may be changed by resolution of the Board of Directors. Vacancies on the Board of Directors can be filled by resolution or a majority vote of the remaining directors then in office, even if less than a quorum, or by a sole remaining director of the Board of Directors. Our principles of corporate governance give the Board of Directors the authority to choose whether the roles of Chairman of the Board of Directors and Chief Executive Officer are held by one person or two people. Our principles also give the Board of Directors the authority to change this policy if it deems it best for the Company at any time. Currently, two separate individuals serve in the positions of Chief Executive Officer and Chairman of the Board of Directors of the Company. We believe that our current leadership structure is optimal for the Company at this time.

Our Board of Directors has seven independent members and one non-independent member, our President and Chief Executive Officer. We believe that the number of independent, experienced directors that make up our Board of Directors, along with the independent oversight of the Board of Directors by the non-executive Chairman, benefits our Company and our stockholders. All of our independent directors have demonstrated leadership in other organizations and are familiar with board of director processes.

Dr. Kiener and Mr. Kiritsy are the Class I directors, and their terms will expire at the 2024 annual meeting of stockholders of the Company. Mr. Geraghty, Dr. Barbier, and Dr. Said are the Class II directors, and their terms will expire at the 2025 annual meeting of stockholders of the Company. Mr. Yoder, Mr. Richman and Dr. Sherman are the Class III directors, and their terms will expire at the 2026 annual meeting of stockholders of the Company. The division of our Board of Directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Our management is principally responsible for defining the various risks facing the Company, formulating risk management policies and procedures, and managing our risk exposures on a day-to-day basis. The Board of Directors’ principal responsibility in this area is to monitor our risk management processes by informing itself concerning our material risks and evaluating whether management has reasonable controls in place to address the material risks, and to ensure that sufficient resources, with appropriate technical and managerial skills, are provided throughout the Company to identify, assess and facilitate processes and practices to address material risk. The involvement of the Board of Directors in reviewing our business strategy is an integral aspect of the Board of Directors’ assessment of management’s tolerance for risk and its determination of what constitutes an appropriate level of risk for the Company.

While the full Board of Directors has overall responsibility for risk oversight, the Board of Directors may elect to delegate oversight responsibility related to certain risks to committees, which in turn would then report on the matters discussed at the committee level to the full Board of Directors. For instance, the Audit Committee could focus on the material risks facing the Company, including operational, market, credit, liquidity, cybersecurity and legal risks and the Compensation and Management Development Committee could be charged with reviewing and discussing with management whether our compensation arrangements are consistent with effective controls and sound risk management.

Stockholder Communications to the Board

Generally, stockholders who have questions or concerns should contact our Investor Relations department at (857) 246-8998. However, any stockholder who wishes to address questions regarding our business directly with the Board of Directors, or any individual director, should direct his or her questions in writing to Pieris Pharmaceuticals, Inc., 225 Franklin Street, 26th Floor, Boston, Massachusetts 02110, Attn: Corporate Secretary or via e-mail at auditcommittee@pieris.com. Communications will be distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications. Items that are unrelated to the duties and responsibilities of the Board of Directors may be excluded, such as junk mail and mass mailings, resumes and other forms of job inquiries, surveys and solicitations or advertisements.

In addition, any material that is unduly hostile, threatening or illegal in nature may be excluded, in which case it will be made available to any outside director upon request.

Executive Officers

The following table sets forth certain information as of April 17, 2024 regarding our executive officers who are not also members of our Board of Directors. Information regarding our Chief Executive Officer, Stephen S. Yoder, can be found under the caption “The Board of Directors” above.

Name	Age	Position with the Company
Thomas Bures	49	Senior Vice President and Chief Financial Officer
Shane Olwill	48	Senior Vice President and Chief Development Officer

Thomas Bures. Mr. Bures joined Pieris in December 2017 and served in the role of Vice President, Finance, until becoming Senior Vice President and Chief Financial Officer in October 2021. Prior to his tenure with Pieris, from June 2015 to December 2017, Mr. Bures served as Vice President and Corporate Controller of Genocea Biosciences, Inc. Prior to that, he served as Vice President and Assistant Controller of Parexel International. He began his career at Ernst & Young. Mr. Bures received his B.A. in Accounting and Finance from the College of the Holy Cross.

Shane Olwill, Ph.D. Dr. Olwill joined Pieris in June 2011 and currently serves as Senior Vice President and Chief Development Officer. Dr. Olwill previously served in various roles, including as Senior Vice President of Translational Science from January 2020 through August 2021 before assuming his current role. At Pieris, Dr. Olwill leads translational team activities relating to the development of a pipeline of innovative biologics across immuno-oncology and respiratory disease. Dr. Olwill provides strategic oversight and guidance to project leaders and functional experts throughout our Translational Science Department. Dr. Olwill received his B.S. in Biomedical Science and Ph.D. in Molecular Haematology from University of Ulster, Coleraine in the United Kingdom.

Code of Conduct and Ethics

We have adopted a Corporate Code of Conduct and Ethics and Whistleblower Policy that applies to all our employees, including our chief executive officer and chief financial and accounting officer. Our Corporate Code of Conduct and Ethics and Whistleblower Policy is posted on our website at www.pieris.com and will be made available to stockholders without charge, upon request, in writing to Pieris Pharmaceuticals, Inc., 225 Franklin Street, 26th Floor, Boston, Massachusetts 02110, Attn: Corporate Secretary. Disclosure regarding any amendments to, or waivers from, provisions of the Corporate Code of Conduct and Ethics and Whistleblower Policy that apply to our directors and principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of Nasdaq.

Item 11.	EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

Compensation Overview

We qualify as a “smaller reporting company” under the rules promulgated by the SEC, and we have elected to comply with the disclosure requirements applicable to smaller reporting companies. Accordingly, this executive compensation summary is not intended to meet the “Compensation Discussion and Analysis” disclosure required of larger reporting companies.

Compensation Philosophy

The objectives of our rewards programs are:

●	To attract and retain talented individuals with an entrepreneurial mindset.

●	To motivate these individuals towards high performance in pursuing our corporate strategies and to achieve our business goals.

●	To recognize individual excellence while fostering a shared commitment of success.

●	To align the interests of patients, employees, and stockholders.

●	To be financially prudent, yet competitive.

●	To further foster our core values of passion, integrity, excellence, responsibility, innovation and the spirit of collaboration.

When establishing target pay levels, we seek to target the median of the market and allow for discretion in hiring best-in-class talent, while providing future compensation opportunities that are commensurate with the market and reflect the individual’s role and experience. It is expected that some individuals will be positioned above or below market median based on particular facts and circumstances. Incentive pay outcomes (e.g., actual earned bonus) are not guaranteed, and actual pay will be reflective of success towards our stated Company and individual goals and objectives, as well as stockholder value creation.

Role of the Compensation and Management Development Committee and Compensation Consultant

Our Compensation and Management Development Committee is responsible for the determination of the compensation of our Chief Executive Officer and conducts its decision-making process with respect to that topic without the Chief Executive Officer, or any other executive officers, present. Our Compensation and Management Development Committee has been delegated the authority to administer our 2014 Employee, Director and Consultant Equity Incentive Plan, or 2014 Plan, our 2016 Employee, Director and Consultant Equity Incentive Plan, or 2016 Plan, our 2018 Employee, Director and Consultant Equity Incentive Plan, or 2018 Plan, our 2018 Employee Stock Purchase Plan, or 2018 ESPP, our 2019 Employee, Director and Consultant Equity Incentive Plan, or 2019 Plan, our 2020 Employee, Director and Consultant Equity Incentive Plan, as amended, or 2020 Plan, and our 2023 Employee Stock Purchase Plan, or 2023 ESPP.

The Compensation and Management Development Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. The Compensation and Management Development Committee has engaged the services of Pearl Meyer & Partners LLC, or Pearl Meyer, a national executive compensation consulting firm, to review and provide recommendations concerning all of the components of the Company’s executive compensation program. Pearl Meyer performs services solely on behalf of the Compensation and Management Development Committee and has no relationship with the Company or management except as it may relate to performing such services. Pearl Meyer assists the Compensation and Management Development Committee in defining our peer companies for executive compensation and practices, and in benchmarking our executive compensation program against the peer group. Pearl Meyer also assists the Compensation and Management Development Committee in benchmarking our director compensation program and practices against those of our peers. The Compensation and Management Development Committee has assessed the independence of Pearl Meyer pursuant to SEC rules and the corporate governance rules of Nasdaq and concluded that no conflict of interest exists that would prevent Pearl Meyer from independently representing the Compensation and Management Development Committee.

The Compensation and Management Development Committee reviews the performance of each named executive officer in light of the above factors, as described in more detail in “Narrative Disclosure to Summary Compensation Table” below, and determines whether the named executive officer should receive any increase in base salary, annual bonus award or discretionary equity award based on such evaluation.

Say-on-Pay Vote on Executive Compensation

At the 2023 annual meeting of stockholders, 85.9% of the votes cast voted in favor of our executive compensation.

Summary Compensation Table

The following table summarizes the compensation earned in each of our fiscal years that ended December 31, 2023 and 2022 by our named executive officers, which consisted of our principal executive officer and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2023 and were serving as executive officers as of such date. We refer to the executive officers listed below as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Stephen S. Yoder	2023	584,595	146,149	614,818	-	13,390	(4)	1,358,952
Chief Executive Officer	2022	564,826	-	1,288,128	197,689	12,200	(4)	2,062,843
Thomas Bures	2023	400,155	80,031	241,536	-	7,315	(4)	729,037
Senior Vice President and Chief Financial Officer	2022	381,100	-	444,183	106,078	12,200	(4)	943,561
Shane Olwill	2023	328,614	127,702	241,536	-	7,593	(5)	705,445
Senior Vice President and Chief Development Officer

(1)	Represents discretionary bonus paid for 2023 performance, which is described in more detail in the "Bonus Payments" section below.

(2)
These amounts represent the aggregate grant date fair value for the option awards granted during the fiscal years presented, determined in accordance with the Financial Accounting Standards Board, or FASB, ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 11 to our Financial Statements included in the Original Form 10-K Filing.

(3)	These amounts represent payments made for 2022 performance under our 2022 performance-based incentive bonus plan.

(4)	Represents matching contributions we made under our 401(k) Plan.

(5)	Represents $568 for matching contributions we made under applicable pension scheme, $5,404 in commuter allowance benefits and $1,621 in German inflation adjustment premiums paid.

Narrative Disclosure to Summary Compensation Table

The Compensation and Management Development Committee has adopted the following processes and procedures for the consideration and determination of executive and director compensation: In establishing compensation amounts for executives, the Compensation and Management Development Committee seeks to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, the Compensation and Management Development Committee will generally review market data, which is comprised of proxy-disclosed data from peer companies and information from nationally recognized published surveys for the biopharmaceutical industry, adjusted for size. The market data helps the Compensation and Management Development Committee gain perspective on the compensation levels and practices at the peer companies and to assess the relative competitiveness of the compensation paid to our executives. The market data thus guides the Compensation and Management Development Committee in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. The Compensation and Management Development Committee then considers other factors, such as the importance of each executive officer’s role to the Company, individual expertise, experience, performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations. The Compensation and Management Development Committee works with its consultant, Pearl Meyer, in these activities.

Elements of Compensation

In addition to each officer’s base salary, our executive officer compensation program consists of a cash incentive bonus plan and discretionary stock option awards in addition to customary benefits. The amounts of compensation awarded for each element of the Company’s compensation program (i.e., base salary, bonuses and stock options) are reviewed in connection with the Company’s performance.

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. We believe that the level of an executive officer’s base salary should reflect the executive’s performance, experience and breadth of responsibilities, our understanding of salaries for similar positions within our industry and any other factors relevant to that particular job.

Base salaries are typically negotiated at the outset of an executive’s employment in connection with an offer of employment and employment agreement. Salary levels are considered annually as part of our performance review process, but also in cases including promotion or other changes in the job responsibilities of an executive officer. Merit and Company-wide general increases are also taken into consideration when determining increases to base salary.

Bonus Payments

Performance Goals. In general, our Compensation and Management Development Committee approves all bonus payments to our executive officers based upon the attainment of performance targets established by the Compensation and Management Development Committee and related to scientific, operational, and financial metrics with respect to the Company or any of its subsidiaries, or the Performance Goals, which may include, among others, business development and financing milestones; developmental, clinical or regulatory milestones; strategic transactions; clinical trial milestones and results, any of which may be measured in absolute terms or compared to any incremental increase or measured in terms of growth. Further, any Performance Goals may be used to measure the performance of the Company as a whole or as a business unit or other segment of the Company. Bonuses paid are typically based upon objectively determinable bonus formulas that tie such bonuses to one or more Performance Goals. The bonus formulas are adopted by the Compensation and Management Development Committee and communicated to each executive officer. No bonuses are paid unless and until the Compensation and Management Development Committee makes a determination with respect to the attainment of the performance objectives. Notwithstanding the foregoing, the Compensation and Management Development Committee may adjust bonuses payable based on achievement of individual performance goals or pay bonuses (including, without limitation, discretionary bonuses) to executives based upon such other terms and conditions as the Compensation and Management Development Committee may in its discretion determine. The bonuses payable may be paid in equity or cash.

2023 Performance Goals and Performance Goal Achievement. In early 2023, our Compensation and Management Development Committee reviewed and approved our 2023 Performance Goals, or the Original 2023 Performance Goals. The Original 2023 Performance Goals were divided into several categories, that the Compensation and Management Development Committee determined advanced the Company's overall corporate strategy including: (i)  continued clinical advancement of elarekibep in collaboration with AstraZeneca; (ii) continued advancement of PRS-220 in the phase 1 clinical trial and preparation for a phase 2 clinical trial; (iii) continued advancement of PRS-400 for an investigational new drug application filing; (iii) advancement of the phase 1 study of PRS-344 and announcement of topline results; (iv) achievement of certain internal milestones for our partnered preclinical programs with Pfizer (formerly Seagen); and (v) corporate development and financing, which involved closing a business development transaction for PRS-220 or PRS-400.  In light of AstraZeneca's decision to discontinue the elarekibep clinical trials, as well as the Company's decision to explore strategic transactions in July 2023, the Compensation and Management Development Committee reviewed and approved restated 2023 Performance Goals, or the Amended 2023 Performance Goals, in August 2023, which were approved with respect to employees other than our executive officers. The Amended 2023 Performance Goals were divided into several categories that the Compensation and Management Development Committee determined advanced the Company's overall corporate strategy: (a) internal project completions and decisions, including PRS-220 Phase 1 clinical trial completion, determination of the future strategy for elarekibep, and handover of our partnered assets to our partners (i.e., PRS-344 to Servier and the two preclinical programs to Pfizer Inc., formerly Seagen) (33.3%); (b) operational winddowns which involved winding down our operational activities at our Hallbergmoos site in Germany and reducing various liabilities and costs, including our lease liability (33.3%); and (c) pursuing and assessing potential strategic transactions, which included exploring partnering or funding opportunities for PRS-220, PRS-400, cinrebafusp alfa, and our platform generally, and assessing potential reverse merger opportunities (33.3%).

Subsequently, the Compensation and Management Development Committee evaluated the Company's performance against the Amended 2023 Performance Goals in early 2024. Performance under each category is evaluated on a 0-100% scale. Our evaluation system also permits consideration of areas of overachievement when we exceed our stated goals and when the Compensation and Management Development Committee sets examples of potential areas for overachievement. The Compensation and Management Development Committee considers any overachievement when assessing our level of goal achievement. In early 2024, the Compensation and Management Development Committee considered each of the Amended 2023 Performance Goals in detail, including any potential overachievement, and determined that we had achieved 100% of the Amended 2023 Performance Goals on an overall basis. The Compensation and Management Development Committee also assessed the Original 2023 Performance Goals and determined that 0% had been achieved due to the discontinuation of the elarekibep clinical trials and the winddown or discontinuation of our other respiratory programs.

Cash Bonus Compensation. Taking into account the achievement levels of the Original 2023 Performance Goals and the Amended 2023 Performance Goals as well as the efforts of our executives, our Compensation and Management Development Committee approved discretionary cash bonus payments to (i) Mr. Yoder in the amount of $146,149; (ii) Mr. Bures in the amount of $80,031 and (iii) Dr. Olwill in the amount of $127,702.

Stock-Based Awards

Historically, we have generally granted stock options to our employees, including our named executive officers, in connection with their initial employment with us. We also have historically granted stock options on an annual basis as part of annual performance reviews of our employees.

Our equity award program is the primary vehicle for offering long-term incentives to our executives. We do not have any equity ownership guidelines for our executives, which is consistent with other pre-commercial biotechnology companies that use stock options as the long-term incentive vehicle. Further, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards is designed to contribute to executive retention by providing an incentive for our executives to remain in our employment during the vesting period. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances as the Compensation and Management Development Committee deems appropriate.

Employee Benefits

From time to time, we have provided our named executive officers with employee benefits that our Board of Directors believes are reasonable. Our named executive officers are eligible to participate in the same broad-based employee benefit plans that are offered to our other employees, such as health insurance, disability insurance, life insurance and a 401(k) plan.

These benefits are provided as part of the basic conditions of employment for all of our employees, and therefore providing them to our named executive officers does not represent a significant incremental cost to us. We do not view employee benefits as a significant element of our comprehensive compensation structure, but do believe they can be useful in attracting, motivating and retaining the executive talent for which we compete. We believe that these additional benefits may assist our named executive officers in performing their duties and provide time efficiencies for our named executive officers in appropriate circumstances, and we may consider providing additional employee benefits in the future. All future practices regarding employee benefits will be approved and subject to periodic review by the Compensation and Management Development Committee.

Clawback Policy

We have adopted an incentive compensation recoupment policy that is applicable to our executive officers, and such other of our senior executives as may be determined by the Compensation and Management Development Committee. If we determine that we must restate our financial results as reported in a periodic or other report filed with the SEC to correct an accounting error due to material noncompliance with any financial reporting requirement under the U.S. securities laws, we will seek to recover or require forfeiture, at the direction of the Compensation and Management Development Committee, after it has reviewed the facts and circumstances that led to the requirement of the restatement and the costs and benefits of seeking recovery, any excess incentive based compensation, received by an officer covered by the policy during the three completed fiscal years immediately preceding the date on which we are required to prepare the accounting restatement. Furthermore, we will seek to recoup incentive compensation that is used in such a way that violates Pieris’ “Insider Trading Policy,” as made available on our website at www.pieris.com, for example by engaging in transactions involving hedging devices or Company securities that are used to secure a margin or other loan.

Employment and Severance Arrangements

We consider it essential to the best interests of our stockholders to foster the continuous employment of our key management personnel. In this regard, we recognize that the possibility of a change in control may exist and that the uncertainty and questions that it may raise among management could result in the departure or distraction of management personnel to the detriment of the Company and our stockholders. In order to reinforce and encourage the continued attention and dedication of certain key members of management, we have entered into written employment agreements with certain of our named executive officers that, while at-will, contain certain change in control and severance provisions.

Stephen S. Yoder, Chief Executive Officer

Stephen S. Yoder serves as our President and Chief Executive Officer pursuant to an employment agreement dated December 17, 2014, which provides for a continuous term and may be terminated by either party at any time, provided that if Mr. Yoder resigns, he shall provide us with at least 90 days’ prior written notice. Mr. Yoder is eligible to receive an annual bonus of up to 50% of his annual base salary based upon achievement of individual and corporate performance objectives as determined by the Compensation and Management Development Committee in its sole discretion. Mr. Yoder’s annual base salary for 2024 is $584,595 (as set by the Compensation and Management Development Committee in 2023).

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

Mr. Yoder’s employment agreement also contains (i) customary confidentiality obligations which are not limited by the term of the agreement, (ii) certain non-compete provisions extending during the term of the agreement and one year thereafter, and (iii) certain non-solicitation provisions during the term of the agreement and for one year thereafter. Mr. Yoder also agreed to assign certain intellectual property rights to us.

Thomas Bures, Senior Vice President and Chief Financial Officer

Thomas Bures serves as our Senior Vice President and Chief Financial Officer and is employed at will pursuant to an employment agreement effective October 6, 2021. Mr. Bures is eligible to receive an annual bonus of up to 40% of his annual base salary based upon achievement of individual and corporate performance objectives as determined by the Compensation and Management Development Committee in its sole discretion. Mr. Bures' annual base salary for 2024 is $400,155 (as set by the Compensation and Management Development Committee in 2023).

Pursuant to his employment agreement, Mr. Bures is prohibited during the term of the agreement, subject to certain exceptions, from (i) accepting any other employment or consultancy, (ii) serving on the board of directors or similar body of any other entity, and (iii) acquiring, assuming or participating in, directly or indirectly, any financial position, investment or interest known by Mr. Bures to be adverse or antagonistic to us, our business or prospects, financial or otherwise, or in any competing business.

Mr. Bures also signed agreements that include (i) customary confidentiality obligations which are not limited by the term of the agreement, (ii) certain non-compete provisions extending during the term of the agreement and one year thereafter, and (iii) certain non-solicitation provisions during the term of the agreement and for one year thereafter. Mr. Bures also agreed to assign certain intellectual property rights to us.

Shane Olwill, Senior Vice President, Chief Development Officer

Shane Olwill serves as our Senior Vice President and Chief Development Officer, and is employed pursuant to an employment contract effective June 15, 2011, and with a continuous term, and may be terminated by either party provided that a  statutory notice period is observed in accordance with German law. Dr. Olwill is currently eligible to receive a bonus of up to 40% of his annual base salary based upon achievement of individual and corporate performance objectives as determined by the Compensation and Management Development Committee in its sole discretion. Dr. Olwill’s annual base salary for 2024 is €304,501 (as set by the Compensation and Management Development Committee in 2023), which is approximately $328,614 using an assumed 2023 exchange rate of 1.0808 U.S. dollars per euro.

Pursuant to his employment agreement, Dr. Olwill is prohibited during the term of the agreement, subject to certain exceptions, from (i) accepting any other employment or consultancy, (ii) engaging in any paid external activities that would impair Dr. Olwill from performing his duties or unpaid side-line activities that would be competitive with or capable of being competitive with our business, and (iii) acquiring, assuming or participating in, directly or indirectly, any financial position, investment or interest known by Dr. Olwill to be adverse or antagonistic to us, our business or prospects, financial or otherwise, or in any competing business.

Dr. Olwill’s employment agreement also includes customary confidentiality obligations which are not limited by the term of the agreement. Dr. Olwill also agreed to assign certain intellectual property rights to us.

Potential Payments upon Termination or Change in Control

Stephen S. Yoder, Chief Executive Officer and President

Stephen S. Yoder’s employment agreement provides that if Mr. Yoder’s employment is terminated (i) by us without cause or (ii) by him for good reason, then we must pay Mr. Yoder (a) a lump-sum payment equal to 12 months of his base salary, (b) a pro rata portion of the bonus for the year in which the termination occurs, based on year-to-date performance as determined by the Board of Directors, or a committee thereof, in its sole discretion, (c) an amount equal to his health insurance premium, paid directly or as a reimbursement to Mr. Yoder, for up to a maximum of 12 months and (d) all unvested equity awards then held by Mr. Yoder will immediately vest in full and become exercisable. The severance and acceleration of any unvested options is expressly conditioned on Mr. Yoder executing and delivering to us a release of claims.

Mr. Yoder’s employment agreement also provides that if within 12 months following a change of control, Mr. Yoder’s employment is terminated (i) by us without cause or (ii) by him for good reason, and Mr. Yoder executes and delivers to us a release of claims, then he will receive (a) a lump-sum payment equal to 12 months of his base salary at the time of his termination, (b) his target bonus amount for the year in which the termination occurs, (c) an amount equal to 12 months of his health insurance premium, paid directly or as a reimbursement to Mr. Yoder, and (d) all outstanding unvested equity awards will immediately vest in full and become exercisable following termination and any forfeiture restrictions will immediately lapse.

Thomas Bures, Senior Vice President and Chief Financial Officer

Thomas Bures’ employment agreement provides that if Mr. Bures’ employment is terminated (i) by us without cause or (ii) by him for good reason, then we must pay Mr. Bures a lump sum payment equal to 9 months or 75% of his base salary. The severance and acceleration of any unvested options is expressly conditioned on Mr. Bures executing and delivering to us a release of claims.

Mr. Bures’ employment agreement also provides that if, following a change of control, Mr. Bures’ employment is terminated (i) by us without cause or (ii) by him for good reason, and Mr. Bures executes and delivers to us a release of claims, then he will receive (a) a lump-sum payment equal to 12 months of his base salary at the time of his termination, (b) his target bonus amount for the year in which the termination occurs, (c) an amount equal to 12 months of his health insurance premium, paid directly or as a reimbursement to Mr. Bures, and (d) all outstanding unvested equity awards will immediately vest in full and become exercisable following termination and any forfeiture restrictions will immediately lapse.

Shane Olwill, Senior Vice President and Chief Development Officer

Pursuant to a retention agreement provided to Shane Olwill in February 2024, if Dr. Olwill's employment is terminated (i) by us without cause or (ii) by him between July 1, 2024 and July 15, 2024, and Dr. Olwill executes and delivers to us a release of claims, then he will receive a lump sum payment of €445,300.

Anti-Hedging and Pledging Policies

As part of our insider trading policy, we prohibit employees and directors from engaging in transactions that are designed to, or have the effect of, hedging or offsetting any decrease in the market value of our shares owned by such employees or directors. In particular, our insider trading policy prohibits the following transactions:

●	Trading in our securities on a short-term basis. Any shares of our common stock purchased in the open market must be held for a minimum of six months and ideally longer.
●	Short sales of our securities.
●	Use of our securities to secure a margin or other loan.
●	Transactions in straddles, collars or other similar risk reduction or hedging devices.
●	Transactions in publicly-traded options relating to our securities (i.e., options that are not granted by us).

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes the aggregate stock and option awards held by our named executive officers as of December 31, 2023.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen S. Yoder	1,280,000	(1)	—	(1)	—	2.00	12/17/2024
Chief Executive Officer	492,000	(1)	—	(1)	—	1.52	2/12/2026
	434,350	(1)	—	(1)	—	1.99	2/23/2027
	325,000	(1)	—	(1)	—	8.56	2/20/2028
	380,000	(1)	—	(1)	—	3.09	2/26/2029
	393,750	(2)	26,250	(2)	—	3.15	2/27/2030
	364,375	(3)	165,625	(3)	—	2.50	3/4/2031
	273,820	(4)	352,054	(4)	—	3.03	2/22/2032
	—	(5)	634,021	(5)	—	1.39	2/24/2033

Thomas Bures	125,000	(1)	—	(1)	—	5.64	12/18/2027
Senior Vice President and Chief Financial Officer	71,250	(1)	—	(1)	—	3.09	2/26/2029
	75,000	(2)	5,000	(2)	—	3.15	2/27/2030
	103,125	(3)	46,875	(3)	—	2.50	3/4/2031
	94,421	(4)	121,398	(4)	—	3.03	2/22/2032
	—	(5)	249,080	(5)	—	1.39	2/24/2033

Shane Olwill	145,000	(1)	—	(1)	—	2.00	12/17/2024
Senior Vice President and Chief Development Officer	60,000	(1)	—	(1)	—	1.52	2/12/2026
	56,250	(1)	—	(1)	—	1.99	2/23/2027
	90,000	(1)	—	(1)	—	8.56	2/20/2028
	82,000	(1)	—	(1)	—	3.09	2/26/2029
	84,375	(2)	5,625	(2)	—	3.15	2/27/2030
	103,125	(3)	46,875	(3)	—	2.50	3/4/2031
	94,421	(4)	121,398	(4)	—	3.03	2/22/2032
	—	(5)	249,080	(5)	—	1.39	2/24/2033

(1)	The option award is fully vested.

(2)
The option award has a grant date of February 27, 2020 and vests pursuant to the following schedule: 25% of the option vested on the one-year anniversary of the grant date and the remaining 75% of the option shall vest as to 6.25% of the option shares at the end of each successive three-month period thereafter.

(3)
The option award has a grant date of March 4, 2021 and vests pursuant to the following schedule: 25% of the option vested on the one-year anniversary of the grant date and the remaining 75% of the option shall vest as to 6.25% of the option shares at the end of each successive three-month period thereafter.

(4)
The option award has a grant date of February 22, 2022 and vests pursuant to the following schedule: 25% of the option vested on the one-year anniversary of the grant date and the remaining 75% of the option shall vest as to 6.25% of the option shares at the end of each successive three-month period thereafter.

(5)
The option award has a grant date of February 24, 2023 and vests pursuant to the following schedule: 25% of the option vests on the one-year anniversary of the grant date and the remaining 75% of the option shall vest as to 6.25% of the option shares at the end of each successive three-month period thereafter.

Director Compensation

Our director compensation program is administered by our Board of Directors with the assistance of the Compensation and Management Development Committee. The Compensation and Management Development Committee conducts a periodic review of director compensation and makes recommendations to the Board with respect thereto. The Compensation and Management Development Committee has periodically engaged the services of Pearl Meyer to review and provide recommendations concerning the Company’s non-employee director compensation policy.

During 2023, our Board of Directors was compensated pursuant to our Amended and Restated Non-Employee Director Compensation Policy, or the Director Compensation Policy, which provides for cash and equity-based compensation for service on the Board of Directors and its committees. Under the Director Compensation Policy, our non-employee directors receive the following cash compensation for their service on the Board and its committees:

Board of Directors or Committee of Board of Directors	Annual Retainer Amount for Director (non-Chairperson)	Annual Retainer Amount for Chairperson
Board of Directors	$35,000	$65,000
Audit Committee	$7,500	$15,000
Science and Technology Committee	$5,000	$10,000
Compensation and Management Development Committee	$5,000	$10,000
Nominating and Corporate Governance Committee	$4,000	$8,000

During 2023, our Board of Directors was also compensated with stock option grants under the Director Compensation Policy as shown in the table below:

Board of Directors	Annual Stock Option Grants	Initial Stock Option Grant for Newly Appointed or Elected Directors
Director	40,000 shares of Common Stock	80,000 shares of Common Stock
Chairperson	Additional 5,000 shares of Common Stock

The annual stock options vest as to 100% one (1) year after the date of grant of such option, and the initial stock options vest initial stock options vest as to 33% one (1) year after the date of grant of such option, with the remaining 67% vesting in eight (8) equal quarterly installments at the end of each full fiscal quarter following the initial vesting date. The annual stock options granted to the non-employee directors and the Chairperson under the Director Compensation Policy will be granted on the date of the meeting of the Board coincident with or immediately following the Company’s annual meeting of stockholders and will vest on the date of the next regular annual stockholders meeting. All stock options granted under the Director Compensation Policy have an exercise price equal to the fair market value of the Company’s common stock on the grant date and terminate 10 years after the grant date.

In addition, in 2023 we announced our intention to explore engaging in one or more strategic transactions, including mergers, reverse mergers, acquisitions, other business combinations or sales of assets, or other strategic transactions. Our Board of Directors appointed a Transaction Committee of the Board of Directors to help facilitate the board’s consideration of such potential strategic transactions, which consists of our directors James Geraghty, Christopher Kiritsy, and Peter Kiener, D.Phil. Each member of the Transaction Committee is compensated for their service on the committee with an annual fee of $10,000 paid quarterly in arrears following the end of each fiscal quarter, provided that the amount of such payment will be prorated for any portion of such quarter that such director was not serving as a member of the Transaction Committee.

The table below summarizes all compensation earned by each of our non-employee directors for services performed during our fiscal year ended December 31, 2023. Mr. Yoder is not in the table below because he receives no separate compensation for his services as a director of our Company, and all of the compensation earned by Mr. Yoder during our 2023 fiscal year as an executive officer of our Company is reflected in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (8)	Total ($)
James Geraghty (1)	$84,984	$9,103	$94,087
Michael Richman (2)	$44,000	$8,092	$52,092
Christopher Kiritsy (3)	$64,484	$8,092	$72,576
Ann Barbier, M.D., Ph.D. (4)	$44,000	$8,092	$52,092
Peter Kiener, D.Phil. (5)	$56,984	$8,092	$65,076
Matthew L. Sherman, M.D. (6)	$45,000	$8,092	$53,092
Maya R. Said, Sc.D. (7)	$44,000	$8,092	$52,092

(1)	As of December 31, 2023, Mr. Geraghty held option awards for 322,500 shares at exercise prices ranging from $0.26 to $7.72.

(2)	As of December 31, 2023, Mr. Richman held option awards for 438,165 shares at exercise prices ranging from $0.26 to $7.72.

(3)	As of December 31, 2023, Mr. Kiritsy held option awards for 270,000 shares at exercise prices ranging from $0.26 to $7.72.

(4)	As of December 31, 2023, Dr. Barbier held option awards for 230,000 shares at exercise prices ranging from $0.26 to $6.43.

(5)	As of December 31, 2023, Dr. Kiener held option awards for 230,000 shares at exercise prices ranging from $0.26 to $4.46.

(6)	As of December 31, 2023, Dr. Sherman held option awards for 230,000 shares at exercise prices ranging from $0.26 to $4.46.

(7)	As of December 31, 2023, Dr. Said held option awards for 210,000 shares at exercise prices ranging from $0.26 to $5.50.

(8)
These amounts represent the aggregate grant date fair value of option awards granted to each director in fiscal year 2023 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 11 to our Financial Statements included in the Original Form 10-K Filing.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock beneficially owned as of April 17, 2024, by (i) each of our current directors and named executive officers, (ii) all current executive officers and directors as a group, and (iii) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock. We have determined beneficial ownership in accordance with applicable rules of the SEC, which generally provide that beneficial ownership includes voting or investment power with respect to securities. Except as indicated by the footnotes to the table below, we believe, based on the information furnished to us, that the persons named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

The information set forth in the table below is based on 98,935,025 shares of our common stock issued and outstanding as of April 17, 2024. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, warrants or other convertible securities held by that person that are currently exercisable or will be exercisable within 60 days after April 17, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise noted in the footnotes below, the address for each person listed in the table below, solely for purposes of filings with the SEC, is c/o Pieris Pharmaceuticals, Inc., 225 Franklin Street, 26th Floor, Boston, Massachusetts 02110.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5%+ Stockholders:
Biotechnology Value Fund, L.P. and affiliates (1)	20,609,863	20.83%
Lynx1 Capital Management L.P. (2)	9,775,849	9.88%
Directors and Named Executive Officers:
Stephen S. Yoder (3)	4,206,292	4.08%
Shane Olwill (4)	810,568	*
Thomas Bures (5)	578,203	*
James Geraghty (6)	297,500	*
Ann Barbier, M.D., Ph.D. (7)	190,000	*
Peter Kiener, D.Phil. (8)	190,000	*
Christopher Kiritsy (9)	245,000	*
Michael Richman (10)	398,165	*
Matthew L. Sherman, M.D. (11)	190,000	*
Maya R. Said, Sc.D. (12)	170,000	*
All Current Directors and Executive Officers as a Group (10 persons) (13)	7,275,728	6.47%
* Less than 1%.

(1)	This information is based on a Schedule 13D/A filed with the SEC on August 17, 2023 and information available to us. The address of the principal business and office of Biotechnology Value Fund, L.P., or BVF, and certain of its affiliates is 44 Montgomery Street, 40th Floor, San Francisco, California, 94104. BVF and its related entities beneficially own (i) 20,609,863 shares of common stock, excluding (ii) 85 shares of Series A Convertible Preferred Stock, which is convertible into 85,000 shares of common stock, (iii) 4,026 shares of Series B Convertible Preferred Stock, which is convertible into 4,026,000 shares of common stock, (iv) 3,506 shares of Series C Convertible Preferred Stock, which is convertible into 3,506,000 shares of common stock, (v) 3,000 shares of Series D Convertible Preferred Stock, which is convertible into 3,000,000 shares of common stock, (vi) 5,000 shares of Series E Convertible Preferred Stock, which is convertible into 5,000,000 shares of common stock and (vii) warrants exercisable for 3,522,000 shares of common stock. The Series A, Series B, Series C, Series D and Series E Preferred Stock may not be converted and the warrants may not be exercised if, after such conversion or exercise, BVF and its affiliates would beneficially own more than 9.99% of the number of shares of common stock then issued and outstanding. As a result of the limitation in the previous sentence, for purposes of the table above, no shares of common stock are included from the preferred stock and warrants. BVF I GP LLC, or BVF GP, is the general partner of BVF; BVF II GP LLC, or BVF2 GP, is the general partner of Biotechnology Value Fund II, L.P., or BVF 2; BVF Partners OS Ltd., or Partners OS, is the general partner of Biotechnology Value Trading Fund OS LP, or Trading Fund OS. BVF GP Holdings LLC, or BVF GPH, is the sole member of each of BVF GP and BVF2 GP. BVF Partners L.P., or Partners, is the investment manager of BVF, BVF2, Trading Fund OS and certain managed accounts and the sole member of Partners OS. BVF Inc. is the general partner of Partners and the managing member of BVF GPH, and Mark N. Lampert is the sole director and officer of BVF Inc. BVF GP disclaims beneficial ownership of the shares of common stock beneficially owned by BVF. BVF2 GP disclaims beneficial ownership of the shares of common stock beneficially owned by BVF2. Partners OS disclaims beneficial ownership of the shares of common stock beneficially owned by Trading Fund OS. BVF GPH disclaims beneficial ownership of the shares of common stock beneficially owned by BVF and BVF2. Each of Partners, BVF Inc. and Mr. Lampert disclaims beneficial ownership of the shares of common stock beneficially owned by BVF, BVF 2, Trading Fund OS and certain Partners managed accounts.

(2)	This information is based on a Schedule 13G/A filed with the SEC on February 14, 2024. The address of the principal business and office of Lynx1 Capital Management, L.P., or Lynx1, and certain of its affiliates is 151 Calle de San Francisco, Suite 200, PMB 1237, San Juan, PR 00901-1607. Lynx1, which serves as the investment manager to Lynx1 Master Fund L.P., or the Lynx1 Fund, may be deemed to beneficially own all shares of common stock held directly by the Lynx1 Fund. Weston Nichols, as sole member of Lynx1 Capital Management GP, LLC, which serves as the general partner to Lynx1, holds the power to exercise investment and voting discretion and may be deemed to beneficially own all shares of common stock held directly by the Lynx1 Fund and beneficially owned by Lynx1.

(3)	Includes 6,000 shares of our common stock and 4,200,292 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(4)	Includes 4,638 share of common stock and 805,930 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(5)	Includes 19,273 shares of common stock and 558,930 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(6)	Includes 20,000 shares of our common stock and 277,500 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(7)	Includes 190,000 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(8)	Includes 190,000 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(9)	Includes 20,000 shares of our common stock and 225,000 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(10)	Includes 398,165 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(11)	Includes 190,000 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(12)	Includes 170,000 shares issuable upon the exercise of options to purchase common stock, which are exercisable within 60 days of April 17, 2024.

(13)	See notes 3 through 12 above.

Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to existing compensation plans under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Securityholders	14,503,071	(1)	2.80	9,951,710	(2)
Equity Compensation Plans Not Approved by Securityholders	300,000	(3)	4.65	—
Total	14,803,071			9,951,710

(1)	All shares are to be issued pursuant to our 2014 Plan, 2016 Plan, 2018 Plan, 2019 Plan, 2020 Plan and our 2018 ESPP and 2023 ESPP.

(2)	Comprised of 9,284,808 shares available for issuance under our 2020 Plan and 666,902 shares available for sale under the 2023 ESPP.

(3)
Pursuant to a Stock Option Agreement with Hitto Kaufmann, Ph.D., dated August 30, 2019, Dr. Kaufmann was granted an option to purchase 300,000 shares of Common Stock at a price per share of $4.65, as an inducement material to his entering into employment with us. The grant has a term of 10 years and is subject to a vesting schedule of four years, with 25% of the shares vesting on August 30, 2020 and 6.25% of the shares vesting each quarter thereafter, subject to his continued employment with the Company. Subsequently, the Company and Dr. Kaufmann entered into a Separation Agreement on July 26, 2023.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Our Audit Committee Charter requires the Audit Committee to review, consider, and approve in advance all future transactions, in which we are a participant, that involve amounts that equal or exceed $120,000 and in which any Related Person has or will have a direct or indirect material interest in such transaction. Related Persons include any of our directors, executive officers, holder of 5% or more of any class of our capital stock, or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K. In approving or rejecting any such proposal, our Audit Committee is to consider all available information deemed relevant by the Audit Committee, including, but not limited to, the extent of the related person’s interest in the transaction, and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances.

Related Person Transactions

Since January 1, 2022, there has not been, nor is there currently proposed, any transaction to which we are or were a party in which the amount involved exceeds the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers, holders of more than 5% of any class of our voting securities or any of their respective affiliates or immediate family members, had, or will have, a direct or indirect material interest.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnification agreements with each of our directors and executive officers. Each of those indemnification agreements is in the form approved by our Board of Directors. Those indemnification agreements require that, under the circumstances and to the extent provided for therein, we indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, and proceedings by reason of the fact that such person is or was a director, officer, employee, or agent of our Company, any entity that was a predecessor corporation of our Company, or any of our affiliates. The rights of each person who is a party to such an indemnification agreement are in addition to any other rights such person may have under applicable Nevada law, our Articles of Incorporation, our Bylaws, any other agreement, a vote of our stockholders, a resolution adopted by our Board of Directors, or otherwise.

Director Independence

Our Board of Directors undertook a review of the composition of our Board of Directors and independence of each of our current and former directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of James Geraghty, Michael Richman, Peter Kiener, D.Phil., Christopher Kiritsy, Ann Barbier, M.D., Ph.D., Matthew L. Sherman, M.D., and Maya R. Said, Sc.D. qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). Stephen S. Yoder does not qualify as “independent” under applicable Nasdaq Listing Rules applicable to the Board of Directors generally or to separately designated board committees because he currently serves as our Chief Executive Officer. In making such determinations, our Board of Directors considered the relationships that each of our non-employee directors has with our Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is Ernst & Young LLP, or EY LLP, in Boston, Massachusetts, Auditor Form ID: 00042.

The following table presents fees for professional audit services rendered by EY LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2022 and December 31, 2023 and fees billed for other services rendered by EY LLP during the period:

	2022	2023
Audit Fees: (1)	$971,400	$878,000
Audit Related Fees:	—	—
Tax Fees:	—	—
All Other Fees:	—	—
Total	$971,400	$878,000

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

Prior to engagement, the Audit Committee pre-approves each of these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget at year end by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires pre-approval before engaging our independent registered public accounting firm. All of the services described above were pre-approved by our Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Item 15(a).	The following documents are filed as part of this Amendment:

Item 15(a)(1) and (2)
Our consolidated financial statements are set forth on pages F-1 through F-29 of our the Original Form 10-K Filing and are incorporated herein by reference. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

Item 15(a)(3)	Exhibits

The following is a list of exhibits filed as part of this Amendment.

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
		+	Form 10-Q/A (Exhibit 10.2)	April 26, 2018	001-37471
10.26	Amendment No. 1, dated March 29, 2021, to the Non-Exclusive Anticalin® Platform Technology License Agreement, dated May 2, 2017, by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.5)	May 17, 2021	001-37471
10.27	Subscription Agreement, dated March 29, 2021, by and between the Registrant and AstraZeneca AB	+	Form 10-Q (Exhibit 10.6)	May 17, 2021	001-37471
10.28	License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated February 8, 2018	+	Form 10-Q (Exhibit 10.1)	May 10, 2018	001-37471
10.29	Amendment No. 1 to License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.2)	August 10, 2020	001-37471
10.30	Amended and Restated License and Collaboration Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.1)	May 17, 2021	001-37471
10.31	Amendment No. 1, dated September 12, 2023, to the Amended and Restated License and Collaboration Agreement by and between the Registrant and Seagen Inc	+	Form 10-Q (Exhibit 10.3)	November 14, 2023	001-37471
10.32	Subscription Agreement, dated March 24, 2021, by and between the Registrant and Seagen Inc.		Form 10-Q (Exhibit 10.3)	May 17, 2021	001-37471
10.33	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated February 8, 2018	+	Form 10-Q (Exhibit 10.2)	May 10, 2018	001-37471
10.34	Amendment No. 1 to Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated June 2, 2020		Form 10-Q (Exhibit 10.3)	August 10, 2020	001-37471
10.35	Exclusive Product License Agreement, dated April 24, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and BP Asset XII, Inc.		Form 10-Q (Exhibit 10.1)	August 5, 2021	001-37471

10.36	Research Collaboration and License Agreement, dated May 19, 2021, by and among the Registrant, Pieris Pharmaceuticals GmbH and Genentech, Inc.		Form 10-Q (Exhibit 10.3)	August 5, 2021	001-37471
10.37	Form of Indemnification Agreement by and between the Registrant and each of its current directors and executive officers	#	Form 8-K (Exhibit 10.10)	December 18, 2014	333-190728
10.38	Employment Agreement by and between the Registrant and Stephen S. Yoder, dated as of December 17, 2014	#	Form 8-K (Exhibit 10.15)	December 18, 2014	333-190728
10.39	Employment Agreement by and between the Registrant and Ahmed Mousa, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.1)	November 2, 2021	001-37471
10.40	Employment Agreement by and between the Registrant and Tom Bures, dated as of October 7, 2021	#	Form 10-Q (Exhibit 10.2)	November 2, 2021	001-37471
10.41	Non-Employee Director Compensation Policy, as amended	#	Form 10-K (Exhibit 10.38)	March 29, 2024	001-37471
10.42	Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated October 24, 2018		Form 10-K (Exhibit 10.30)	March 18, 2019	001-37471
10.43	Amendment No. 1 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated May 21, 2019 (English translation)		Form 10-K (Exhibit 10.31)	March 13, 2020	001-37471
10.44	Amendment No. 2 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated February 13, 2020 (English translation)		Form 10-K (Exhibit 10.32)	March 13, 2020	001-37471
10.45	Amendment No. 3 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated May 19, 2020 (English translation)		Form 10-K (Exhibit 10.45)	March 29, 2024	001-37471
10.46	Amendment No. 4 to Lease Agreement by and between Pieris GmbH and Hallbergmoos Grundvermögen GmbH, dated December 15, 2023 (English translation)		Form 10-K (Exhibit 10.46)	March 29, 2024	001-37471
10.47	Form of Securities Purchase Agreement, dated December 17, 2014, by and among the Registrant and the Purchasers		Form 8-K (Exhibit 10.1)	December 23, 2014	333-190728
10.48	Form of Registration Rights Agreement, dated December 17, 2014, by and among the Registrant and the investors party thereto		Form 8-K (Exhibit 10.2)	December 23, 2014	333-190728
10.49	Form of Warrant to Purchase Common Stock, dated December 17, 2014, issued by the Registrant		Form 8-K (Exhibit 10.3)	December 23, 2014	333-190728
10.50	Securities Purchase Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.1)	June 6, 2016	001-37471
10.51	Registration Rights Agreement, dated June 2, 2016, by and among the Registrant and the Investors named therein		Form 8-K (Exhibit 10.3)	June 6, 2016	001-37471
10.52	Form of Warrant to purchase Common Stock, dated June 2, 2016, issued by the Registrant		Form 8-K (Exhibit 10.2)	June 6, 2016	001-37471
10.53	Securities Purchase Agreement, dated November 2, 2019, by and among the Company and the Investors named therein	Form 8-K (Exhibit 10.1)	November 4, 2019	001-37471
10.54	Registration Rights Agreement, dated November 2, 2019, by and among the Company and the Investors named therein	Form 8-K (Exhibit 10.3)	November 4, 2019	001-37471
10.55	Form of Warrant to purchase Common Stock, dated November 2, 2019, issued by the Registrant	Form 8-K (Exhibit 10.2)	November 4, 2019	001-37471
10.56	Exchange Agreement, dated January 30, 2019, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.	Form 8-K (Exhibit 10.1)	February 4, 2019	001-37471
10.57	Exchange Agreement, dated March 31, 2020, by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., and Biotechnology Value Trading Fund OS, L.P.	Form 8-K (Exhibit 10.1)	April 6, 2020	001-37471

10.58
Exchange Agreement by and among the Registrant and Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS, L.P., and MSI BVF SPV, L.L.C., dated as of May 20, 2021
			Form 8-K (Exhibit 10.1)	May 21, 2021	001-37471
10.59	Open Market Sale Agreement, dated as of August 9, 2019, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC		Form 10-Q (Exhibit 10.1)	August 9, 2019	001-37471
10.60	Amendment No. 1 to Sales Agreement, dated November 4, 2022, by and between Pieris Pharmaceuticals, Inc. and Jefferies LLC		Form 8-K (Exhibit 1.1)	November 4, 2022	001-37471
10.61	Consulting Agreement by and between the Registrant and Ahmed Mousa, dated as of September 11, 2023.	#	Form 10-Q (Exhibit 10.2)	November 14, 2023	001-37471
10.62	Amendment No. 1, dated December 11, 2023, to Consulting Agreement by and between the Registrant and Ahmed Mousa	#	Form 10-K (Exhibit 10.62)	March 29, 2024	001-37471
10.63	Non-Qualified Stock Option Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of August 30, 2019	#	Form 10-Q (Exhibit 10.3)	November 12, 2019	001-37471
10.64	Separation Agreement by and between the Registrant and Hitto Kaufmann, Ph.D., dated as of July 26, 2023.	#	Form 10-Q (Exhibit 10.1)	November 14, 2023	001-37471
10.65	Employment Agreement by and between Pieris GmbH and Shane Olwill, Ph.D. dated May 9, 2011	#	Form 10-K (Exhibit 10.65)	March 29, 2024	001-37471
10.66	Amendments to the Employment Agreement by and between Pieris GmbH and Shane Olwill, Ph.D., dated between 2012-2021	#	Form 10-K (Exhibit 10.66)	March 29, 2024	001-37471
10.67	Retention Letter by and between Pieris GmbH and Shane Olwill, Ph.D., dated February 22, 2024	#	Form 10-K (Exhibit 10.67)	March 29, 2024	001-37471

21.1	List of Subsidiaries		Form 10-K (Exhibit 21.1)	March 29, 2024	001-37471
23.1	Consent of Ernst & Young LLP		Form 10-K (Exhibit 23.1)	March 29, 2024	001-37471
31.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 31.1)	March 29, 2024	001-37471
31.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		Form 10-K (Exhibit 31.2)	March 29, 2024	001-37471
31.3	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	*
31.4	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended	*
32.1	Certification of Stephen S. Yoder, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**	Form 10-K (Exhibit 32.1)	March 29, 2024	001-37471
32.2	Certification of Thomas Bures, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	**	Form 10-K (Exhibit 32.2)	March 29, 2024	001-37471
97	Pieris Pharmaceuticals, Inc. Clawback Policy	#	Form 10-K (Exhibit 97)	March 29, 2024	001-37471
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)	*
*	Filed herewith
**	Furnished in the Original Form 10-K Filing
+	Portions of the exhibit are omitted pursuant to Regulation S-K Item 601(b)(10)(iv). Copies of the unredacted exhibit will be furnished to the SEC upon request.
#	Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

April 29, 2024	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President