Form 10-Q
period 2024-03-31
PIERIS PHARMACEUTICALS, INC.
filed 2024-05-15
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the registrant had 1,320,240 shares of common stock outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, potential strategic transactions or alternatives, our ability to maximize capture of future milestones payments, our workforce reduction and related restructuring activities, our future financial and operating performance, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by using terms such as including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: our ability to realize the anticipated benefits of our strategy; our ability to achieve anticipated cost savings and capital preservation as a result of our workforce reduction and related restructuring, including implementation of any potential changes to our leadership structure; if we identify and decide to pursue a strategic opportunity, our ability to successfully consummate any strategic opportunity in the future, on attractive terms or at all; our ability to realize the anticipated benefits of any strategic opportunity that we may decide to pursue; the early stage of our partnered drug candidates presently under development; our partners' continued progress, if any, in the areas of co-stimulatory bispecifics and the results of their research and development activities including uncertainties relating to the ongoing or planned clinical testing of our partnered product candidates; our potential need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our ability to maintain our compliance with the continued listing requirements of The Nasdaq Capital Market LLC, or Nasdaq; the possibility that Nasdaq treats us as a public shell, which may lead to delisting of our common stock on Nasdaq; our future financial performance; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; the success of our collaborations with third parties; our partners’ ability to meet milestones; the receipt of royalty and milestone payments provided for in our collaboration agreements; our partners' ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we or our partners may obtain regulatory approval, and the rate and degree of market acceptance of such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; Les Laboratoires Servier and Institut de Recherches Internationales Servier's, or Servier's, ability to advance the Phase 1 study for S095012 (also known as PRS-344); Pfizer Inc.'s, or Pfizer’s, ability to continue to advance SGN-BB228 (also known as PRS-346) and the other drug candidates licensed to them; BP Asset XII, Inc.'s, or Boston Pharmaceuticals', ability to continue to advance BOS-342 (also known as PRS-342); the expected impact of new accounting standards; and the delays or disruptions due to geopolitical issues, including the conflicts in Ukraine and the Middle East on our company.

You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part II, Item 1A (Risk Factors) of this Quarterly Report on Form 10-Q or Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or SEC, on March 29, 2024, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

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

EXPLANATORY NOTE

On April 18, 2024, we filed a Certificate of Change with the Nevada Secretary of State effecting a reverse stock split of our authorized, issued and outstanding shares common stock at a ratio of 1-for-80, or the Reverse Stock Split, which became effective on April 22, 2024. Our common stock began trading on The Nasdaq Capital Market on a reverse-split adjusted basis at the market open on April 23, 2024. As a result of the Reverse Stock Split, the number of authorized, issued and outstanding shares of our common stock immediately prior to the Reverse Stock Split was reduced into a smaller number of shares, such that every 80 shares of our common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock after the Reverse Stock Split.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.07931 based on information provided by Xignite as of March 31, 2024.

ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$19,084	$17,396
Short term investments	—	8,970
Accounts receivable	1,842	572
Receivable from public grants	3,071	3,141
Other receivables	2,332	2,326
Assets held for sale, property and equipment	196	2,188
Prepaid expenses and other current assets	2,972	4,087
Total current assets	$29,497	$38,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,518	$3,372
Accrued expenses and other current liabilities	6,015	8,550
Total current liabilities	7,533	11,922
Stockholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	342,165	341,693
Accumulated other comprehensive loss	(346)	28
Accumulated deficit	(319,856)	(314,964)
Total stockholders’ equity	21,964	26,758
Total liabilities and stockholders’ equity	$29,497	$38,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue
Customer revenue	$6	$2,010
Collaboration revenue	47	(74)
Total revenue	53	1,936
Operating expenses
Research and development	1,218	13,424
General and administrative	4,138	4,023
Total operating expenses	5,356	17,447
Loss from operations	(5,303)	(15,511)
Other income (expense)
Interest income	240	357
Grant income	—	2,028
Other income (loss)	171	(57)
Net loss	$(4,892)	$(13,183)

Other comprehensive income loss:
Foreign currency translation	(373)	(242)
Unrealized gain (loss) on available-for-sale securities	(1)	70
Comprehensive loss	$(5,266)	$(13,355)
Net loss per share
Basic and diluted	$(3.95)	$(14.15)
Weighted average number of common shares outstanding
Basic and diluted	1,237	931

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Three Months Ended March 31, 2023 and 2024

							Accumulated
	Preferred shares		Common shares		ATM	Additional	other		Total
	No. of	Share	No. of	Share	proceeds	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	receivable	capital	income (loss)	deficit	equity
Balance as of December 31, 2022	16	$—	931	$1	$—	$318,603	$(254)	$(290,421)	$27,929
Net loss	—	—	—	—	—	—	—	(13,183)	(13,183)
Stock based compensation expense	—	—	—	—	—	884	—	—	884
Foreign currency translation adjustment	—	—	—	—	—	—	(242)	—	(242)
Unrealized gain on investments	—	—	—	—	—	—	70	—	70
Balance at March 31, 2023	16	$—	931	$1	$—	$319,487	$(426)	$(303,604)	$15,458

Balance as of December 31, 2023	16	$—	1,237	$1	$—	$341,693	$28	$(314,964)	$26,758
Net loss	—	—	—	—	—	—	—	(4,892)	(4,892)
Stock based compensation expense	—	—	—	—	—	472	—	—	472
Foreign currency translation adjustment	—	—	—	—	—	—	(373)	—	(373)
Unrealized loss on investments	—	—	—	—	—	—	(1)	—	(1)
Balance at March 31, 2024	16	$—	1,237	$1	$—	$342,165	$(346)	$(319,856)	$21,964

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(4,892)	$(13,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (accretion)	(30)	605
Right-of-use asset (accretion) amortization	—	(34)
Stock-based compensation	472	884
Proceeds on sale of fixed assets	866	—
Prepaid rent	556	—
Realized investment gains	—	53
Other non-cash transactions	(5)	72
Changes in operating assets and liabilities	(3,963)	607
Net cash used in operating activities	(6,996)	(10,996)
Investing activities:
Purchases of property and equipment	—	(48)
Proceeds from maturity of investments	9,000	13,495
Purchases of investments	—	(1,544)
Net cash provided by investing activities	9,000	11,903
Effect of exchange rate change on cash and cash equivalents	(316)	200
Net increase in cash and cash equivalents	1,688	1,107
Cash and cash equivalents at beginning of period	17,396	38,635
Cash and cash equivalents at end of period	$19,084	$39,742
Supplemental cash flow disclosures:
Net unrealized gain (loss) on investments	$(1)	$70

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

On July 18, 2023, the Company announced its intention to explore engaging in one or more strategic transactions, including mergers, reverse mergers, acquisitions, other business combinations or sales of assets, or other strategic transactions. This decision was related to events that impacted the Company’s inhaled respiratory franchise in connection with AstraZeneca's discontinuation of enrollment of the Phase 2a study for elarekibep, an inhaled IL-4Rα antagonist Anticalin protein to treat uncontrolled asthma. As part of this initiative, the Company engaged Stifel, Nicolaus & Company, Incorporated to serve as its advisor in its review of strategic transactions.

Also on July 18, 2023, the Company’s Board of Directors approved a reduction in the Company’s workforce by approximately 70%. Since July of 2023, and through March 31, 2024, the Company took additional steps to reduce its operating footprint including terminating its remaining lease obligations in Germany and winding down its proprietary inhaled respiratory programs. The Company also has opted out and terminated programs where possible to reduce operating costs. Further reductions in the workforce have occurred based upon these actions. As a result, the Company has incurred approximately $7.5 million of severance costs and other related termination benefits in 2023 as the service period to earn such benefits is considered complete. The Company expects termination benefits to be paid through the end of 2024.

On March 27, 2024, the Company announced the implementation of a new strategy along with relevant cost-saving measures that are expected to extend its cash runway into at least 2027, while maximizing its ability to capture the potential milestones from its partnered 4-1BB bispecific Mabcalin™ protein IO assets. The Company may be entitled to aggregate milestones of up to approximately $20.0 million upon first patient dosed in the Phase 2 trials for SGN-BB228, S095012 (formerly PRS-344) and BOS-342, which are all currently in Phase 1 clinical development, and up to approximately $55.0 million upon first patient dosed in pivotal clinical trials for SGN-BB228, S095012 and BOS-342. To support this new strategy, the Company plans to discontinue all of its research and development efforts which it expects to complete by the middle of 2024, implement a workforce reduction that will impact additional employees and the executive leadership team which is expected to be implemented in the second quarter of 2024, and reduce the size of its Board of Directors, which is also expected to be implemented in the second quarter of 2024.  In addition to the alliance management activities for its partnered programs, the Company remains committed to obtaining value for its products in prior development, including cinrebafusp alfa, as well as its proprietary platform capabilities by pursuing potential out-licensing or sales transactions. In addition to these potential transactions, the Company  may also, from time-to-time, consider strategic opportunities that it believes  may increase stockholder value.

As of March 31, 2024, cash and cash equivalents were $19.1 million. For the three months ended March 31, 2024 and 2023, the Company had net losses of $4.9 million and $13.2 million, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $319.9  million as of   March 31, 2024. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for the foreseeable future.

The Company has historically devoted substantially all of its financial resources and efforts to research and development and general and administrative expenses to support the discovery and development of Anticalin-based drugs. Going forward, as part of the Company's decision to implement measures to maximize its ability to capture potential milestones from its partnered programs with Pfizer, Boston Pharmaceuticals, and Servier (all as defined in Note 3 below), the Company plans to discontinue all research and development efforts and reduce discretionary expenditures and other fixed or variable personnel costs. The Company believes that its currently available funds will be sufficient to fund its operations through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. The Company's belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

2.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material additions to the significant accounting policies for the three months ended March 31, 2024.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 29, 2024.

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements of Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries were prepared in accordance with U.S. GAAP. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated.

Effective at 5:00 p.m. Eastern Time on April 22, 2024, the Company effected a 1-for-80 reverse stock split of its common stock, or the Reverse Split, with any fractional shares resulting from the Reverse Split rounded up to the next whole share of common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the Reverse Split on a retroactive basis.

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

Cash, Cash Equivalents and Investments

The Company determines the appropriate classification of its investments at the time of purchase. All liquid investments with original maturities of 90 days or less from the purchase date and for which there is an active market are considered to be cash equivalents. The Company’s investments are comprised of money market, asset backed securities, government treasuries and corporate bonds that are classified as available-for-sale in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 320, Investments—Debt and Equity Securities. The Company classifies investments available to fund current operations as current assets on its balance sheets.

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

If the criteria in ASC Topic 360 Property, Plant and Equipment are met, a long-lived asset is classified as held for sale. The long-lived asset is reported at the lower of its carrying value or fair value less cost to sell beginning in the period the held for sale criteria are met. The carrying amount of the asset will be adjusted each reporting period for subsequent changes in fair value less costs to sell. A loss is recognized for any subsequent write-down to fair value less cost to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized. Once classified as held for sale, depreciation and amortization are no longer recorded for any long-lived assets included in the disposal group.

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

Collaborative Arrangements

The Company considers the nature and contractual terms of an arrangement and assesses whether the arrangement involves a joint operating activity pursuant to which it is an active participant and exposed to significant risks and rewards with respect to the arrangement. If the Company is an active participant and exposed to the significant risks and rewards with respect to the arrangement, it accounts for these arrangements pursuant to ASC Topic 808, Collaborative Arrangements, or ASC 808, and applies a systematic and rational approach to recognize revenue. The Company classifies payments received as revenue and payments made as a reduction of revenue in the period in which they are earned. Revenue recognized under a collaborative arrangement involving a participant that is not a customer is presented as Collaboration Revenue in the condensed consolidated statement of operations.

Revenue from Contracts with Customers

In accordance with ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled in exchange for these goods and services. To achieve this core principle, the Company applies the following five steps: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied.

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

Costs to Obtain and Fulfill a Contract with a Customer

Certain costs to obtain customer contracts, including success-based fees paid to third-party service providers, and costs to fulfill customer contracts are capitalized in accordance with FASB ASC Topic 340, Other Assets and Deferred Costs, or ASC 340. These costs are amortized to expense on a systemic basis that is consistent with the transfer to the customer of the goods or services to which the asset relates. The Company will expense the amortization of costs to obtain customer contracts to general and administrative expense and costs to fulfill customer contracts to research and development expense.

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

Leases

In accordance with accounting standards update, or ASU, No. 2016-2, Leases (Topic 842), or ASC 842, and for each of the Company’s leases, the following is recognized: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term for all leases (with the exception of short-term leases) at the commencement date.

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

Recent Accounting Pronouncements Not Yet Adopted

On December 14, 2023, the FASB issued ASU 2023-09, or ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the requirement will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the effect on the unaudited condensed consolidated financial statements.

3.    Revenue

General

The Company has not generated revenue from product sales. The Company has generated revenue from contracts with customers (option, license and collaboration agreements), which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments.

The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended March 31,
	2024	2023
Pfizer	$6	$1,423
AstraZeneca	—	434
Servier	47	(74)
Genentech	—	153
Total Revenue	$53	$1,936

As of March 31, 2024, under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
Pfizer	$759	$450
Servier	105	97
Boston Pharmaceuticals	85	265
Total potential milestone payments	$949	$812

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

Genentech still has an option to select additional programs with the payment of a fee and that option expires in May 2024. If Genentech exercises its option to start additional programs, the Company would be eligible to receive additional milestone payments, as well as tiered royalty payments on net sales, subject to certain standard reductions and offsets. Genentech’s options to nominate two additional collaboration targets of their choosing is subject to the legal availability of the target to be researched. As of  March 31, 2024, any variable consideration related to the exercise of such options is considered fully constrained.

Boston Pharmaceuticals

On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an Exclusive Product License Agreement, or the BP Agreement, to develop BOS-342, also referred to as PRS-342, a 4-1BB/GPC3 preclinical immuno-oncology MabcalinTM (antibody-Anticalin fusion) protein.

Under the terms of the BP Agreement, Boston Pharmaceuticals exclusively licensed worldwide rights to BOS-342. The Company received an upfront payment and is further entitled to receive development, regulatory and sales-based milestone payments, tiered royalties up to low double-digits on sales of BOS-342 and a percentage of consideration received by Boston Pharmaceuticals in the event of a sublicense of a program licensed under the BP Agreement or a change of control of Boston Pharmaceuticals.

The Company recognized the full transaction price as revenue in 2021 and has no remaining obligations. In August 2023, the first patient was dosed in the Boston Pharmaceuticals sponsored Phase 1/2 study of PRS-342/BOS-342 in hepatocellular carcinoma (HCC), for which the Company received a milestone payment of $2.5 million.

Pfizer (formerly Seagen)

On February 8, 2018, the Company entered into a license and collaboration agreement, or the Pfizer Collaboration Agreement, and a non-exclusive Anticalin platform technology license agreement, or the Pfizer Platform License, and together with the Pfizer Collaboration Agreement, the Pfizer Agreements, with Pfizer Inc., or Pfizer, pursuant to which the parties agreed to develop multiple targeted bispecific IO treatments for solid tumors and blood cancers.

Under the terms of the Pfizer Agreements, the companies agreed to pursue multiple antibody-Anticalin fusion proteins during the research phase. The Pfizer Agreements provide Pfizer an option to select up to three programs for further development, which Pfizer did, and Pfizer is responsible for developing, funding and commercializing each of these programs.

On March 24, 2021, the Company entered into a Second Pfizer Amendment (formerly the Second Seagen Amendment), to amend the existing immuno-oncology collaboration agreement relating to joint development and commercial rights for one program in the alliance. Under the Second Pfizer Amendment, the Company retains a co-promotion option in the United States for one program, while Pfizer remains solely responsible for the development and overall commercialization of that program. The Company will also be entitled to increased royalties from that program if it chooses to exercise the co-promotion option.

Under the Pfizer Agreements, the Company is eligible to receive other various research, development, commercial and sales milestones. There is uncertainty that the events to obtain the research and development milestones will be achieved given the nature of clinical development and the stage of the Company’s technology. The Company has thus determined that all research and development milestones will be constrained until it is deemed probable that a significant revenue reversal will not occur, with the exception of the $5.0 million milestone as described in the following paragraph.

In January 2023, the Company achieved a milestone for the first program in the Pfizer collaboration for $5.0 million. The Company evaluated the recognition of the milestone under ASC 606 and concluded that the constraints on the milestone no longer existed as of December 31, 2022 and therefore recorded the full $5.0 million as revenue for the year ended December 31, 2022.

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

In addition to elarekibep (formerly known as PRS-060/AZD1402), or the AstraZeneca Lead Product, the Company and AstraZeneca agreed to collaborate, under the original terms of the AstraZeneca Collaboration Agreement, to progress four additional novel Anticalin proteins against undisclosed targets for respiratory diseases, or the AstraZeneca Collaboration Products, and together with the AstraZeneca Lead Product, the AstraZeneca Products. The first two discovery-stage programs were discontinued in 2022. The third discovery-stage program was discontinued in the second quarter of 2023, which led to recognition of $4.0 million of revenue in that same quarter.

In June 2023, based on non-clinical safety findings in a 13-week toxicology study of elarekibep in non-human primates previously disclosed by the Company, AstraZeneca notified us of its decision to discontinue and cease dosing in the ongoing clinical studies of elarekibep. There was no effect to revenue as a result of the discontinuation of this program.

On July 17, 2023, as a result of the non-clinical safety finding in the 13-week toxicology study of elarekibep in non-human primates, AstraZeneca notified the Company of its intention to terminate the AstraZeneca Collaboration Agreement and the AstraZeneca Platform License, effective October 15, 2023. As a result of this, the remaining amount of current deferred revenue, or $3.5 million, related to the fourth discovery-stage program was recognized in revenue in the third quarter of 2023. With the termination of the AstraZeneca Agreements, there are no more active programs or performance obligations related to the collaboration. Following the termination date, the Company determined that it would not continue development of the programs under the AstraZeneca Agreements.

Servier

In 2017, the Company entered into a license and collaboration agreement, or Servier Collaboration Agreement, and a non-exclusive Anticalin platform license agreement, or Servier Platform License, and together with the Servier Collaboration Agreement, the Servier Agreements, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, pursuant to which the Company and Servier agreed to initially pursue five bispecific therapeutic programs. The intention of the collaboration and defined programs was to combine antibodies from the Servier portfolio with one or more Anticalin proteins based on the Company’s proprietary platform to generate innovative IO bispecific drug candidates.

Since inception, four of the five initially committed programs have been discontinued by Servier. The Company does not presently intend to continue development of the four discontinued programs but retains full rights to advance the development and commercialization of those products on a world-wide basis in the future.

In July 2023, the Company notified Servier of its decision to opt out of co-development and commercialization of S095012, also referred to asPRS- 344, a 4- 1BB/PD- L1 bispecific Mabcalin protein, in the United States. Servier retains exclusive, even as to the Company, worldwide rights to the program, including the right to continue to advance development and potential commercialization of S095012 in the United States. As a result of the Company's decision to opt out of co-development, the Company will be entitled to increased royalty rates and potential royalties and milestones, if any, for S095012 under the terms of the Servier Agreement. With the decision to opt out of co-development of S095012 , the Company recognized the remaining revenue under the collaboration, or $4.7 million, in 2023 and there are no more active co-development programs under the collaboration.

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

There were no additions to deferred revenue during the three months ended March 31, 2024. There were no reductions to deferred revenue for the three months ended March 31, 2024 and reductions to deferred revenue were $1.7 million for the three months ended March 31, 2023.

4.    Grant Income

One of the Company's proprietary respiratory assets, PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, was being developed as a local treatment for idiopathic pulmonary fibrosis, and other forms for fibrotic lung disorders. In June 2021, the Company received a €14.2 million (approximately $17.0 million) grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy (the Bavarian Grant) supporting research and development for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or “long COVID”.

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

5.    Cash, cash equivalents and investments

As of  March 31, 2024 and December 31, 2023, cash, cash equivalents and investments comprised funds in depository, money market accounts and U.S. treasury securities. The following tables present the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at March 31, 2024 and December 31, 2023.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2024
Money market funds, included in cash equivalents	$8,143	$8,143	$—	$—
US treasuries, included in cash equivalents	7,921	7,921	—	—
Total	$16,064	$16,064	$—	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023
Money market funds, included in cash equivalents	$13,224	$13,224	$—	$—
Investments - US treasuries	8,970	8,970	—	—
Total	$22,194	$22,194	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of March 31, 2024.

The Company recorded no realized gains or losses from the maturity of available-for-sale securities during the three months ended March 31, 2024 and recorded $0.1 million in realized losses from the maturity of available-for-sale securities during the three months ended March 31, 2023.

6.    Assets Held for Sale

As of March 31, 2024 and December 31, 2023, assets held for sale are summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Laboratory furniture and equipment	$180	$1,967
Office furniture and equipment	16	221
Assets held for sale	$196	$2,188

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

The net book value of its long-lived assets represents the Company's best estimate of the fair value less costs to sell that could be recovered related to lab and office equipment and furniture as part of the Company's initiative to monetize all remaining assets. As the estimated selling price less costs to sell are based primarily on unobservable inputs as they relate to the location and condition of the specific lab equipment and furniture, they are classified in Level 3 in the fair value hierarchy. In the first quarter of 2024, the Company conducted an auction, with the assistance of a third party, of its assets held for sale. After the conclusion of the auction, the Company has recovered substantially all of the total net book value of the assets held for sale and did not record a gain or loss for assets sold in the first quarter of 2024. The Company has further plans to sell all remaining assets in the second quarter of 2024.

7.    Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Compensation expense	$4,190	$6,448
Research and development fees	719	968
Accrued accounts payable	549	558
Other current liabilities	335	363
Accrued license obligations	222	213
Total	$6,015	$8,550

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

The following table includes a roll forward of the restructuring activity and payments recorded for the three months ended March 31, 2024 (in thousands):

Severance and Benefits Costs
Balance at December 31, 2023	$5,105
Adjustments to restructuring charges	$(286)
Cash payments	(1,185)
Balance at March 31, 2024	$3,634

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

As of March 31, 2024 and 2023, and as calculated using the treasury stock method, approximately 0.5 million and 0.6 million of weighted average shares, respectively, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity

Effective at 5:00 p.m. Eastern Time on April 22, 2024, the Company effected a 1-for-80 Reverse Split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the Reverse Split on a retroactive basis.

The Company had 3,750,000 shares authorized and 1,236,688 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively, with a par value of $0.001 per share.

The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023. Preferred stock has a par value of $0.001 per share, converts on a factor of 13.34 common shares for each preferred share, and consists of the following:

•	Series A Convertible, 85 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.
•	Series B Convertible, 4,026 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.
•	Series C Convertible, 3,506 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.
•	Series D Convertible, 3,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.
•	Series E Convertible, 5,000 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively.

2020 Employee, Director and Consultant Equity Incentive Plan

At the 2020 Annual Meeting of Stockholders, the Company's stockholders approved the 2020 Employee, Director and Consultant Equity Incentive Plan, or the 2020 Plan. The 2020 Plan permits the Company to issue up to 43,750 shares of common stock pursuant to awards granted under the 2020 Plan. Upon approval of the 2020 Plan, the 2019 Employee, Director and Consultant Equity Incentive Plan, or the 2019 Plan, was terminated; all unissued options were canceled and no additional awards will be made thereunder. All outstanding awards under the 2019 Plan will remain in effect and any awards forfeited from the outstanding awards will be allocated back into the 2020 Plan. There were approximately 19,746 shares remaining and available for grant under the 2019 Plan that terminated upon original approval of the 2020 Plan.

At the 2021 Annual Meeting of Stockholders, held on June 25, 2021, the Company’s stockholders approved the first amendment to the 2020 Plan to add 28,125 shares for issuance under the 2020 Plan. At the 2022 Annual Meeting of Stockholders held on June 22, 2022, the Company’s stockholders approved a second amendment to the 2020 Plan to add 37,500 shares of common stock for issuance under the 2020 Plan. At the 2023 Annual Meeting of Stockholders held on June 21, 2023, the Company’s stockholders approved a third amendment to the 2020 Plan to add 75,000 shares of common stock for issuance under the 2020 Plan.

2023 Employee Stock Purchase Plan

At the 2023 Annual Meeting of Stockholders, the Company’s stockholders approved the 2023 Employee Stock Purchase Plan, or the 2023 ESPP. The 2023 ESPP provides eligible employees with the opportunity to purchase shares of the Company's common stock at a discount, on a tax-favored basis, through regular payroll deductions in compliance with federal tax regulations. The Company has reserved 9,375 shares of common stock for issuance under the 2023 ESPP.

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

For the three months ended March 31, 2024 and 2023, the Company did not sell any shares under the ATM program.

The Company is currently subject to the SEC general instructions of Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds the Company can raise through primary public offerings of securities in any 12-month period using its registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of the Company’s common stock held by non-affiliates. Therefore, the Company will be limited in the amount of proceeds it is able to raise by selling shares of its common stock using its Form S-3, including under the ATM Program, until such time as its public float exceeds $75 million.

10.    Leases

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

There was no cash paid for amounts included in the measurement of the lease liabilities for the three months ended March 31, 2024. Cash paid for amounts included in the measurement of the lease liabilities were $0.5 million for the three months ended March 31, 2023.

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$—	$288
Variable lease costs (1)	—	186
Total lease cost	$—	$474

(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The variable costs for the three months ended March 31, 2024 were immaterial, as the Company continues to occupy a limited portion of the space.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as those included in this Quarterly Report on Form 10-Q.

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

On March 27, 2024, we announced an update on our review of strategic alternatives, and our decision to implement measures that are expected to extend our cash runway into at least 2027, while maximizing our ability to collect potential milestones from our clinical pipeline of partnered drug candidates, potentially obtain value for cinrebafusp alfa and other proprietary platform capabilities, and consider other strategic opportunities. As part of this strategy, we intend to discontinue all of our research and development efforts, which we expect will be completed by the middle of 2024, reduce our workforce, which is expected to affect additional employees, including the executive leadership, and be substantially implemented in the second quarter of 2024. We also intend to reduce the size of our Board of Directors, which is also expected to be implemented in the second quarter of 2024. We remain eligible to receive potential contingent milestone and royalty payments from our partnered 4-1BB bispecific Mabcalin protein franchise from Pfizer, Boston Pharmaceuticals, and Servier. These include aggregated milestones of approximately $20.0 million in connection with dosing a first patient in the Phase 2 trials for SGN-BB228, S095102, and BOS-342, and aggregated milestones of approximately $55.0 million in connection with dosing a first patient in the pivotal clinical trials for SGN-BB228, S095102, and BOS-342. This follows from our July 2023 announcement where we stated our intention to explore one or more strategic transactions with the assistance of our advisors, Stifel, Nicolaus & Company Inc., and announced a reduction in our workforce by approximately 70% due to our decision to opt out of and terminate programs, thus reducing our operating footprint and expenses.

Discovery and Development Programs

We currently have several IO drug candidates, including those partnered with major biopharmaceutical companies, which are at varying stages of development:

•

Our IO partnered portfolio includes the following drug candidates that are multi-specific Anticalin-based fusion protein drug candidates designed to engage immunomodulatory targets, in partnership with Pfizer (formerly Seagen), Boston Pharmaceutics, and Servier.

◦

In the Pfizer collaboration, SGN-BB228 (also referenced as PRS-346), a CD228 x 4-1BB bispecific antibody-Anticalin compound, was previously handed over to Pfizer, which is responsible for further advancement and funding of the asset. In January 2023, the first patient was dosed in a Pfizer-sponsored Phase 1 study of SGN-BB228, upon which we achieved a $5.0 million milestone. Pfizer presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting in November 2022 and at the American Association for Cancer Research (AACR) Annual Meeting in April 2023. Pfizer presented the study design of the Phase 1 study of SGN-BB228 at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2023. The program is one of three programs in the Pfizer alliance, and we believe the previous achievement of a key development milestone for SGN-BB228 validates our approach in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. We transferred the second and third programs to Pfizer at the end of 2023, and retain a co-promotion option for one program in the Pfizer collaboration in the United States.

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

◦

S095012 (also referenced as PRS-344) is a bispecific Mabcalin compound comprising a PD-L1-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins being developed by Servier on a worldwide basis. The first-in-human Phase 1/2 multicenter open-label dose escalation study is designed to determine the safety and preliminary activity of S095012 in patients with advanced and/or metastatic solid tumors. In July 2023, we notified Servier that we were opting out of co-development and commercialization of S095012 in the United States Servier retains exclusive, even as to us, worldwide rights to the program including the right to advance development and potential commercialization in the United States. As a result of our election to opt out, we are entitled to increased royalty rates and potential royalties and milestones, if any, for S095012.

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

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three months ended March 31, 2024 and 2023, we reported net loss of $4.9 million and  $13.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $319.9 million. We expect to continue incurring substantial losses as we devote time and resources into exploring strategic transactions. Our operating expenses have historically been comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the three months ended March 31, 2023 were from license and collaboration agreements with our partners.

A significant portion of our operations are conducted in countries other than the United States. Since we conduct our business in U.S. dollars, our main exposure, if any, results from changes in the exchange rates between the euro and the U.S. dollar. At each period end, we remeasure assets and liabilities to the functional currency of that entity (for example, U.S. dollar payables recorded by our subsidiary, Pieris Pharmaceuticals GmbH). Remeasurement gains and losses are recorded in the statement of operations line item “Other income (expense), net”. All assets and liabilities denominated in euros are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the weighted average rate during the period. Equity transactions are translated using historical exchange rates. All adjustments resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive loss.

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

Research and Development Expenses

The process of researching and developing drugs for human use is lengthy, unpredictable and subject to many risks. Historically, we have incurred substantial expenses as we continued to develop our clinical and preclinical drug candidates and programs. Also included in research and development costs in 2023 were severance costs associated with the workforce reduction announced in July 2023. In the third quarter of 2023, we had stopped or taken actions to wind down research and development costs related to all proprietary programs.

On March 27, 2024, we announced that we would be discontinuing all of our research and development activities. We have no further spending obligations related to our partnered IO programs. We expect research and development costs to be significantly lower than historical amounts.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, equity compensation and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services along with facility and maintenance costs attributable to general and administrative functions. Included in general and administrative costs in 2023 were severance costs associated with the workforce reduction announced in July 2023. On March 27, 2024, we announced a reduction in workforce that would impact additional employees and the executive leadership team and is expected to be implemented in the second quarter of 2024. We expect general and administrative costs to be significantly lower than historical amounts given the leaner organization and elimination of research and development spending going forward.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues	$53	$1,936

Research and development expenses	1,218	13,424
General and administrative expenses	4,138	4,023
Total operating expenses	5,356	17,447
Other (expense) income
Interest income	240	357
Grant income	—	2,028
Other (expense) income	171	(57)
Net income (loss)	$(4,892)	$(13,183)

Revenues

The following table provides a comparison of revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
Customer revenue	$6	$2,010	$(2,004)
Collaboration revenue	47	(74)	121
Total Revenue	$53	$1,936	(1,883)

•

The $2.0 million decrease in customer revenue in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 reflects only minimal amounts of reimbursement revenue being recognized in the current period as all obligations related to customer revenue have previously been satisfied.

•

The $0.1 million increase in collaboration revenues in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 reflects final reimbursement revenue recorded in the current period as compared to changes in the estimated progress for S095012 under the Servier collaboration that led to higher revenue offsets in the prior period.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
Respiratory	$33	$4,146	$(4,113)
Immuno-oncology	487	2,508	(2,021)
Other R&D activities	698	6,770	(6,072)
Total	$1,218	$13,424	(12,206)

•

The $4.1 million decrease in our respiratory programs for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is due primarily to lower overall costs for PRS-220 and lower pre-clinical costs PRS-400, as these programs were stopped or wound down in connection with the Company's strategic update announced in July 2023.

•

The $2.0 million decrease in our immuno-oncology programs for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is due primarily to decreases in manufacturing and clinical costs for both cinrebafusp alfa and S095012, as such programs have been discontinued or handed over to partners.

•

The $6.1 million decrease in other research and development activities expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is driven by lower overall personnel costs due to lower headcount as a result of restructuring actions announced in July 2023, no depreciation in 2024 as a result of the Company's asset sale, and lower overall lab supply costs due to the lab facility wind down.

General and Administrative Expenses

General and administrative expenses were $4.1 million for the three months ended March 31, 2024 and $4.0 million for the three months ended March 31, 2023. The period-over-period increase was driven primarily by higher legal costs ($1.0 million) due to exploration of strategic transactions, offset partially by lower personnel costs due to lower headcount, no depreciation in 2024 as a result of the asset sale and lower audit and professional service expenses.

Other Income (Expense)

Our other income was $0.4 million for the three months ended March 31, 2024 and $2.3 million for the three months ended March 31, 2023. The period-over-period decrease was primarily due to lower grant income offset slightly by unrealized gains in the current period due to an overall strengthening U.S. dollar.

Liquidity and Capital Resources

On March 27, 2024, we announced an update on our review of strategic alternatives, and our decision to implement measures that are expected to extend our cash runway into at least 2027, while maximizing our ability to collect potential milestones and royalties from our clinical pipeline of partnered drug candidates, potentially obtain value for cinrebafusp alfa and other proprietary platform capabilities, and consider other strategic opportunities. As part of this strategy, we intend to discontinue all of our research and development efforts, reduce our workforce, which is expected to affect additional employees, including the executive leadership, and be substantially implemented in the second quarter of 2024. We also intend to reduce the size of our Board of Directors, which is also expected to be implemented in the second quarter of 2024. This follows our July 2023 announcement in which we stated our intention to explore one or more strategic transaction, and in which we further announced a reduction in our workforce by approximately 70%.

Through March 31, 2024, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, and upfront and milestone payments), government grants and loans.

As of March 31, 2024, we had a total of $19.1 million in cash, cash equivalents and investments. We have incurred losses in every period since inception, with the exception of the three months ended June 30, 2023, and have a total accumulated deficit of $319.9 million as of March 31, 2024. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for at least the next several years.

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development.

We expect cash necessary to fund operations will continue to decrease significantly in the near term as we have taken measures to preserve cash, including conducting a further workforce reduction which is expected to impact additional employees and the executive leadership team, discontinuing our research and development projects and opting out of co-development of S095012 (PRS-344) in the United States.

The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(6,996)	$(10,996)
Net cash provided by investing activities	9,000	11,903
Net cash provided by financing activities	—	—

Net cash used in operating activities for the three months ended March 31, 2024 was $7.0 million compared to net cash used in operating activities of $11.0 million for the three months ended March 31, 2023. Net cash used in operations in the current period is impacted by lower accrued expenses, lower accounts payable, and higher prepaid expenses, offset partially by higher accounts receivable. This compares to the impact of lower deferred revenue, lower accrued expenses and higher prepaid expenses, offset partially by higher accounts payable.

Net cash provided by investing activities for the three months ended March 31, 2024 was $9.0 million, as compared to net cash provided by investing activities of $11.9 million for the same period in 2023. The change in net cash used is solely attributable to the impact of net investments changes and the timing of maturities in the current period, as compared to the prior period.

There was no net cash provided by or used in financing activities for the three months ended March 31, 2024 and 2023.

Effective at 5:00 p.m. Eastern Time on April 22, 2024, we effected a 1-for-80 reverse stock split of our common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis.

In August 2021, we established the ATM Program under a sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The ATM Program, as amended, is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the three months ended March 31, 2024, we did not sell any shares under the ATM Program.

We are currently subject to the SEC general instructions of Form S-3 known as the “baby shelf rules.” Under these instructions, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the shares of our common stock held by non-affiliates. Therefore, we will be limited in the amount of proceeds we are able to raise by selling shares of our common stock using our Form S-3, including under the ATM Program, until such time as our public float exceeds $75 million.

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. We expect cash necessary to fund operations will continue to decrease significantly as we have decided to discontinue all research and development activities and implement a further workforce reduction that will affect additional employees and the executive leadership team and is expected to be implemented in the second quarter of 2024.

We believe that our currently available funds will be sufficient to fund our remaining limited operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. As part of our March 27, 2024 strategic update, as discussed above, we decided to implement measures to reduce discretionary expenditures and other fixed or variable personnel costs as we discontinue all remaining research and development obligations and conduct a further workforce reduction.

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

Critical Accounting Policies and Estimates

Refer to Part II, Item 7, “Critical Accounting Policies and Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a discussion of our critical accounting policies and estimates.

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

We believe that our most critical accounting policies are those relating to revenue recognition, contingencies, research and development expense and income taxes, and there have not been significant changes to our accounting policies discussed in the Annual Report on Form 10-K for the fiscal year ended on December 31, 2023.

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

As a smaller reporting company, we are eligible for and have taken advantage of certain exemptions from various reporting requirements that are not available to public reporting companies that do not qualify for this classification, including, but not limited to:

•

An opportunity for reduced disclosure obligations regarding executive compensation in our periodic and annual reports, including exemption from the requirements to provide a compensation discussion and analysis describing compensation practices and procedures,

•

An opportunity for reduced financial statement disclosure in registration statements and in annual reports on Form 10-K, which only requires two years of audited financial statements rather than the three years of audited financial statements that are required for other public companies,

•	An opportunity for reduced audit and other compliance expenses as we are not subject to the requirement to obtain an auditor’s report on internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, and

•	An opportunity to utilize the non-accelerated filer time-line requirements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024 for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. In addition, we are supplementing the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with these additional risk factors.

We may not be successful in identifying and implementing any strategic opportunities and any strategic opportunities that we may consider and consummate in the future could have negative consequences.

On March 27, 2024, we announced the implementation of a new strategy along with relevant cost-saving measures that are expected to extend our cash runway into at least 2027, while maximizing our ability to capture the potential milestones from our partnered 4-1BB bispecific Mabcalin protein IO assets, and allowing us to consider, from time-to-time, other strategic opportunities that we believe may increase stockholder value. If we do consider or explore any strategic opportunities, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated or lead to increased stockholder value. Furthermore, if we consider any other strategic opportunities, the process of considering such strategic opportunities may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

Further, despite remaining open to considering strategic options and transactions that might arise, there can be no assurance that we will be successful in pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. Additionally, there can be no assurances that any particular course of action, strategy to capture potential milestones or other strategy, business arrangement or transaction, or series of transactions, will be successfully pursued, consummated or lead to increased stockholder value.
In addition, potential counterparties in a strategic opportunity involving our company may place minimal or no value on our assets and our public listing. We may also not be able to adequately limit or avoid future liabilities which may impair the value of any potential transaction or present additional challenges on consummating a potential strategic opportunity. In addition, any strategic opportunities, including business combination or other transactions, that we may consider and consummate in the future could have a variety of negative consequences and we may implement a course of action or consummate a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business or the execution of our strategy. Any potential transaction resulting from a strategic opportunity would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, maintaining our Nasdaq listing, obtaining stockholder approval and the availability of financing to third parties in a potential transaction with us on reasonable terms. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to continue executing our current strategy or consider future strategic opportunities. In addition, speculation regarding any developments related to the consideration of strategic opportunities and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Even if we identify and successfully consummate any strategic opportunity, including, but not limited to, any partnership, acquisition, merger, business combination and/or divestiture, we may fail to realize all of the anticipated benefits of such opportunity, those benefits may take longer to realize than expected, or we may encounter integration difficulties.

Our ability to realize the anticipated benefits of any potential business combination or any other result from any potential strategic opportunity we consider and decide to pursue, are highly uncertain. Any anticipated benefits will depend on a number of factors, including our ability to integrate with any future business partner, our ability to obtain value for our existing programs, if divested, and our ability to generate future shareholder value from existing programs we may continue to pursue. The process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of any potential transaction could adversely affect our business and financial condition.

If we identify and are successful in consummating a strategic opportunity, we may be exposed to other operational and financial risks.

If we identify and decide to pursue a strategic opportunity, the negotiation and consummation of any such opportunity will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

Additionally, our ability to consummate a strategic opportunity depends in part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain certain of our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

The negotiation and consummation of any such opportunity may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

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

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. If we pursue any strategic opportunities, we may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic opportunity or the ultimate value our stockholders receive in any such transaction.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Certificate of Change to Articles of Incorporation of Pieris Pharmaceuticals, Inc.		Exhibit 3.1 to Form 8-K	April 18, 2024	001-37471

10.2	License and Collaboration Agreement by and among the Registrant, Pieris GmbH and Seagen, Inc., dated February 8, 2018	*+

10.3	Non-Exclusive Anticalin Platform Technology License Agreement by and among the Registrant, Pieris Pharmaceuticals GmbH and Seagen, Inc., dated February 8, 2018	*+

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

+	Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

PIERIS PHARMACEUTICALS, INC.

May 15, 2024	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

May 15, 2024	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)