Form 10-Q
period 2024-06-30
PIERIS PHARMACEUTICALS, INC.
filed 2024-08-14
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 1,320,240 shares of common stock outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that involve risks and uncertainties, principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including statements regarding future events, the transactions contemplated by the Agreement and Plan of Merger, dated as of July 23, 2024, or the Merger Agreement, by and between the Pieris, Polo Merger Sub, a Delaware corporate and wholly owned subsidiary of ours, or Merger Sub, and Palvella Therapeutics, Inc., a Delaware corporation, or Palvella, the approval by our stockholders of the issuance of our common stock in connection with, and the change of control that would be occasioned by, the Merger and the PIPE Financing, the closing of the Merger, including the timing of the Merger, and the approval of the proposal to increase the number of authorized shares of common for issuance under our charter, our cash balance at the closing of the Merger, if any, our ability to receive future milestones and royalty payments in connection with the contingent value rights contemplated by the Merger Agreement, our workforce reduction and related restructuring activities, our future financial and operating performance, anticipated timing and amounts of milestone and other payments under collaboration agreements, business strategy and plans, objectives of management for future operations, timing and outcome of legal and other proceedings and our ability to finance our operations are forward-looking statements. We have attempted to identify forward-looking statements by using terms such as including “anticipates,” “approach,” “believes,” “can,” “contemplate,” “continue,” “look forward,” “ongoing,” “could,” “estimates,” “expects,” “intends,” “may,” “appears,” “suggests,” “future,” “likely,” “goal,” “plans,” “potential,” “possibly,” “projects,” “predicts,” “seek,” “should,” “target,” “would” or “will” and other similar words or expressions or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy.

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

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. Actual results could differ materially from our forward-looking statements due to a number of factors, including, without limitation, risks related to: consummating the Merger Agreement and realizing the anticipated benefits in connection with the proposed merger; our ability to achieve anticipated cost savings and capital preservation as a result of our workforce reduction and related restructuring; the early stage of our partnered drug candidates presently under development; our partners' continued progress, if any, in the areas of co-stimulatory bispecifics and the results of their research and development activities including uncertainties relating to the ongoing or planned clinical testing of our partnered product candidates; our potential need for substantial additional funds in order to continue our operations and the uncertainty of whether we will be able to obtain the funding we need; our ability to maintain our compliance with the continued listing requirements of The Nasdaq Capital Market LLC, or Nasdaq; the possibility that Nasdaq treats us as a public shell, which may lead to delisting of our common stock on Nasdaq; our future financial performance; our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights; the success of our collaborations with third parties; our partners’ ability to meet milestones; the receipt of royalty and milestone payments provided for in our collaboration agreements; our partners' ability to successfully market and sell our drug candidates in the future as needed; the size and growth of the potential markets for any of our product candidates for which we or our partners may obtain regulatory approval, and the rate and degree of market acceptance of such product candidates; competition in our industry; regulatory developments in the United States and foreign countries, including with respect to the U.S. Food and Drug Administration, or FDA; Pfizer Inc.'s, or Pfizer’s, ability to continue to advance SGN-BB228 (also known as PRS-346) and the other drug candidates licensed to them; BP Asset XII, Inc.'s, or Boston Pharmaceuticals', ability to continue to advance BOS-342 (also known as PRS-342); the expected impact of new accounting standards; and the delays or disruptions due to geopolitical issues, including the conflicts in Ukraine and the Middle East on our company.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.07142 based on information provided by Xignite as of June 30, 2024.

ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$19,731	$17,396
Short term investments	—	8,970
Accounts receivable	1,485	572
Receivable from public grants	3,049	3,141
Other receivables	137	2,326
Assets held for sale, property and equipment	—	2,188
Prepaid expenses and other current assets	649	4,087
Total current assets	$25,051	$38,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$969	$3,372
Accrued expenses and other current liabilities	5,377	8,550
Total current liabilities	6,346	11,922
Stockholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	342,586	341,693
Accumulated other comprehensive loss	(436)	28
Accumulated deficit	(323,446)	(314,964)
Total stockholders’ equity	18,705	26,758
Total liabilities and stockholders’ equity	$25,051	$38,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Customer revenue	$—	$20,086	$6	$22,096
Collaboration revenue	—	(31)	47	(105)
Total revenue	—	20,055	53	21,991
Operating expenses
Research and development	751	14,328	1,969	27,752
General and administrative	3,426	3,664	7,564	7,687
Total operating expenses	4,177	17,992	9,533	35,439
Loss from operations	(4,177)	2,063	(9,480)	(13,448)
Other income (expense)
Interest income	201	490	441	847
Grant income	—	1,584	—	3,612
Other income (loss)	386	(161)	557	(218)
Net income (loss)	$(3,590)	$3,976	$(8,482)	$(9,207)

Other comprehensive income loss:
Foreign currency translation	(90)	287	(463)	45
Unrealized gain (loss) on available-for-sale securities	—	2	(1)	72
Comprehensive loss	$(3,680)	$4,265	$(8,946)	$(9,090)
Net income (loss) per share
Basic	$(2.76)	$3.63	$(6.69)	$(9.08)
Diluted	$(2.76)	$3.62	$(6.69)	$(9.08)
Weighted average number of common shares outstanding
Basic	1,299	1,095	1,268	1,014
Diluted	1,299	1,098	1,268	1,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Three Months Ended June 30, 2023 and 2024

						Accumulated
	Preferred shares		Common shares		Additional	other		Total
	No. of	Share	No. of	Share	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	capital	income (loss)	deficit	equity
Balance as of March 31, 2023	16	$—	931	$1	$319,487	$(426)	$(303,604)	$15,458
Net loss	—	—	—	—	—	—	3,976	3,976
Stock based compensation expense	—	—	—	—	1,048	—	—	1,048
Foreign currency translation adjustment	—	—	—	—	—	287	—	287
Unrealized gain on investments	—	—	—	—	—	2	—	2
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	1	—	52	—	—	52
Issuance of common stock pursuant to ATM offering program, net of $0.7 million in offering costs	—	—	303	—	19,675	—	—	19,675
Balance at June 30, 2023	16	$—	1,236	$1	$340,262	$(137)	$(299,628)	$40,498

Balance as of March 31, 2024	16	$—	1,237	$1	$342,165	$(346)	$(319,856)	$21,964
Net loss	—	—	—	—	—	—	(3,590)	(3,590)
Stock based compensation expense	—	—	—	—	421	—	—	421
Foreign currency translation adjustment	—	—	—	—	—	(90)	—	(90)
Round-Up shares from the 1-for-80 reverse split effective April 23, 2024	—	—	83	—	—	—	—	—
Balance at June 30, 2024	16	$—	1,320	$1	$342,586	$(436)	$(323,446)	$18,705

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Six Months Ended June 30, 2023 and 2024

						Accumulated
	Preferred shares		Common shares		Additional	other		Total
	No. of	Share	No. of	Share	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	capital	income (loss)	deficit	equity
Balance at December 31, 2022	16	$—	931	$1	$318,603	$(254)	$(290,421)	$27,929
Net loss	—	—	—	—	—	—	(9,207)	(9,207)
Stock based compensation expense	—	—	—	—	1,932	—	—	1,932
Foreign currency translation adjustment	—	—	—	—	—	45	—	45
Unrealized loss on investments	—	—	—	—	—	72	—	72
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	1	—	52	—	—	52
Issuance of common stock pursuant to ATM offering program, net of $0.3 million in offering costs	—	—	303	—	19,675	—	—	19,675
Balance at June 30, 2023	16	$—	1,236	$1	$340,262	$(137)	$(299,628)	$40,498

Balance at December 31, 2023	16	$—	1,237	$1	$341,693	$28	$(314,964)	$26,758
Net loss	—	—	—	—	—	—	(8,482)	(8,482)
Stock based compensation expense	—	—	—	—	893	—	—	893
Foreign currency translation adjustment	—	—	—	—	—	(463)	—	(463)
Unrealized gain on investments	—	—	—	—	—	(1)	—	(1)
Round-Up shares from the 1-for-80 reverse split effective April 23, 2024	—	—	83	—	—	—	—	—
Balance at June 30, 2024	16	$—	1,320	$1	$342,586	$(436)	$(323,446)	$18,705

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(8,482)	$(9,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (accretion)	(30)	1,363
Right-of-use asset accretion	—	(67)
Stock-based compensation	893	1,932
Gain on sale of fixed assets	(219)	—
Prepaid rent	1,112	—
Realized investment losses	—	(53)
Other non-cash transactions	21	(110)
Changes in operating assets and liabilities	(1,771)	(18,285)
Net cash used in operating activities	(8,476)	(24,427)
Investing activities:
Purchases of property and equipment	—	(115)
Proceeds from maturity of investments	9,000	18,895
Proceeds on sale of fixed assets	2,176	—
Purchases of investments	—	(8,243)
Net cash provided by investing activities	11,176	10,537
Financing activities:
Proceeds from employee stock purchase plan	—	52
Proceeds from issuance of common stock resulting from ATM sales, net of $0.7 million in transaction costs, respectively	—	19,729
Net cash provided by financing activities	—	19,781
Effect of exchange rate change on cash and cash equivalents	(365)	412
Net increase in cash and cash equivalents	2,335	6,303
Cash and cash equivalents at beginning of period	17,396	38,635
Cash and cash equivalents at end of period	$19,731	$44,938
Supplemental cash flow disclosures:
Net unrealized gain (loss) on investments	$(1)	$72
Property and equipment included in accounts payable	$—	$74

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

Also on July 18, 2023, the Company’s Board of Directors approved a reduction in the Company’s workforce by approximately 70%. Since July of 2023, and through June 30, 2024, the Company took additional steps to reduce its operating footprint including terminating its remaining lease obligations in Germany and winding down its proprietary inhaled respiratory programs. The Company also has opted out and terminated programs where possible to reduce operating costs. Further reductions in the workforce have occurred based upon these actions. As a result, the Company has incurred approximately $7.5 million of severance costs and other related termination benefits in 2023 as the service period to earn such benefits is considered complete. The Company expects termination benefits to be paid through the end of 2024.

On March 27, 2024, the Company announced the implementation of a new strategy along with relevant cost-saving measures that are expected to extend its cash runway into at least 2027, while maximizing its ability to capture the potential milestones from its partnered 4-1BB bispecific Mabcalin™ protein IO assets. The Company may be entitled to aggregate milestones of up to approximately $15.0 million upon first patient dosed in the Phase 2 trials for SGN-BB228 and BOS-342, which are currently in Phase 1 clinical development, and up to approximately $40.0 million upon first patient dosed in pivotal clinical trials for SGN-BB228 and BOS-342.

On July 23, 2024, the Company and its wholly-owned subsidiary, Polo Merger Sub, Inc. ("Merger Sub") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Palvella Therapeutics, Inc. ("Palvella"), discussed further in Note 11, whereby Merger Sub will merge with and into Palvella, with Palvella continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger (the "Merger"). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (i) each then-outstanding share of Palvella capital stock will be converted into the right to receive a number of shares of the Company's common stock equal to the Exchange Ratio as defined in the Merger Agreement; and (ii) each then-outstanding Palvella stock option to purchase Palvella common stock will be assumed by the Company. Each of the Company and Palvella has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approvals of their respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) the Company using its commercially reasonable efforts to maintain the existing listing of the Company's common stock on Nasdaq and the Company causing the shares of the Company's common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger and (5) the Company filing with the U.S. Securities and Exchange Commission and causing to become effective a registration statement to register the shares of the Company's common stock to be issued in connection with the Merger.

On August 7, 2024, the Company entered into a Subscription and Investment Representation Agreement with James Geraghty, Chairman of the Company’s Board of Directors (the "Purchaser"), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series F Preferred Stock, par value $0.001 per share, to the Purchaser for $1.00 cash. The sale closed on August 7, 2024. The Series F Preferred Stock have no voting rights other than the right to vote on a proposed amendment to the Company’s amended and restated articles of incorporation to effect an increase in the number of authorized shares of the Company’s common stock (the "Authorized Share Increase Proposal"). Each share of Series F Preferred Stock outstanding on the record date entitles the holder thereof to 25,000,000 votes on the Authorized Share Increase Proposal, and all shares of Series F Preferred Stock held by such holder must and will be voted, without further action by such holder, in the same proportion as the aggregate shares of Pieris common stock (excluding any shares of Pieris common stock that are not voted) that are voted on the Authorized Share Increase Proposal.

As of June 30, 2024, cash and cash equivalents were $19.7 million. For the three months ended June 30, 2024 and 2023, the Company had a net loss of $3.6 million and net income of $4.0 million, respectively. For the six months ended June 30, 2024 and 2023, the Company had net losses of $8.5 million and $9.2 million, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $323.4 million as of  June 30, 2024. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for the foreseeable future.

The Company has historically devoted substantially all of its financial resources and efforts to research and development and general and administrative expenses to support the discovery and development of Anticalin-based drugs. Going forward, as part of the Company's previous decision to implement measures to maximize its ability to capture potential milestones from its partnered programs with Pfizer and Boston Pharmaceuticals(all as defined in Note 3 below) and the Company's plan to consummate the potential Merger, subject to stockholder approval, the Company has discontinued all research and development efforts and continues to reduce discretionary expenditures and other fixed or variable personnel costs. The Company believes that its currently available funds will be sufficient to fund its operations through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. The Company's belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding.

2.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material additions to the significant accounting policies for the six months ended June 30, 2024.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 29, 2024.

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

The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pfizer	$—	$3,486	$6	$4,909
AstraZeneca	—	4,056	—	4,490
Servier	—	(31)	47	(105)
Genentech	—	12,544	—	12,697
Total Revenue	$—	$20,055	$53	$21,991

As of June 30, 2024, under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
Pfizer	$759	$450
Boston Pharmaceuticals	85	265
Total potential milestone payments	$844	$715

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

Genentech also had options to select two additional programs with the payment of a fee, which expired in May 2024. With the expiration of these options and no programs active or ongoing, the Genentech Agreement also expired.

Boston Pharmaceuticals

On April 24, 2021, the Company and BP Asset XII, Inc., or Boston Pharmaceuticals, a subsidiary of Boston Pharma Holdings, LLC, entered into an Exclusive Product License Agreement, or the BP Agreement, to develop BOS-342, also referred to as PRS-342, a 4-1BB/GPC3 preclinical immuno-oncology Mabcalin® (antibody-Anticalin fusion) protein.

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

Servier

In 2017, the Company entered into a license and collaboration agreement, or Servier Collaboration Agreement, and a non-exclusive Anticalin platform license agreement, or Servier Platform License Agreement, and together with the Servier Collaboration Agreement, the Servier Agreements, with Les Laboratoires Servier and Institut de Recherches Internationales Servier, or Servier, pursuant to which the Company and Servier agreed to initially pursue five bispecific therapeutic programs. The intention of the collaboration and defined programs was to combine antibodies from the Servier portfolio with one or more Anticalin proteins based on the Company’s proprietary platform to generate innovative IO bispecific drug candidates.

Since inception, four of the five initially committed programs have been discontinued by Servier. The Company does not presently intend to continue development of the four discontinued programs but retains full rights to advance the development and commercialization of those products on a world-wide basis in the future.

In July 2023, the Company notified Servier of its decision to opt out of co-development and commercialization of S095012, also referred to as PRS- 344, a 4- 1BB/PD- L1 bispecific Mabcalin protein, in the United States. With the decision to opt out of co-development of S095012, the Company recognized the remaining revenue under the collaboration, or $4.7 million, in 2023 and there are no more active co-development programs under the collaboration.

On June 28, 2024, Servier provided the Company with a written notice of termination of the Servier Collaboration Agreement. Pursuant to the Servier Platform License Agreement, the Servier Platform License Agreement terminates upon termination of the Servier Collaboration Agreement. The Servier Collaboration Agreement and Servier Platform License Agreements will terminate effective  December 27, 2024, or 180 days from the date on which Servier notified the Company of its intent to terminate both agreements.

With this notice, Servier will discontinue and cease dosing in the Phase 1 clinical study of S095012. Servier's decision to terminate both agreements was based on a potential safety concern in S095012 Phase 1 clinical studies. The Company intends to review the safety data from the S095012 Phase 1 clinical study to understand the implications of the data. The Company does not intend to pursue any further development of S095012.

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

There were no additions to deferred revenue during the three and six months ended June 30, 2024. There were no reductions to deferred revenue for the three and six months ended June 30, 2024 and reductions to deferred revenue were $19.9 million and $21.6 million for the three and six months ended June 30, 2023 respectively.

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

5.    Cash, cash equivalents and investments

As of  June 30, 2024 and December 31, 2023, cash, cash equivalents and investments comprised funds in depository, money market accounts and U.S. treasury securities. The following tables present the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at June 30, 2024 and December 31, 2023.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2024
Money market funds, included in cash equivalents	$14,138	$14,138	$—	$—
Total	$14,138	$14,138	$—	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023
Money market funds, included in cash equivalents	$13,224	$13,224	$—	$—
Investments - US treasuries	8,970	8,970	—	—
Total	$22,194	$22,194	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of June 30, 2024.

The Company recorded no realized gains or losses from the maturity of available-for-sale securities during the three and six months ended June 30, 2024 and recorded no realized gains or losses and $0.1 million in realized losses from the maturity of available-for-sale securities during the three and six months ended June 30, 2023, respectively.

6.    Assets Held for Sale

As of June 30, 2024 and December 31, 2023, assets held for sale are summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Laboratory furniture and equipment	$—	$1,967
Office furniture and equipment	—	221
Assets held for sale	$—	$2,188

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

The net book value of its long-lived assets, as of December 31, 2023 represents the Company's best estimate of the fair value less costs to sell that could be recovered related to lab and office equipment and furniture as part of the Company's initiative to monetize all remaining assets. As the estimated selling price less costs to sell are based primarily on unobservable inputs as they relate to the location and condition of the specific lab equipment and furniture, they are classified in Level 3 in the fair value hierarchy. In the six months ended June 30, 2024, the Company conducted an auction, with the assistance of a third party, of its assets held for sale. After the conclusion of the auction, the Company recovered the total net book value of the assets held for sale and recorded a gain on the sale of the assets of $0.2 million within "Other income (loss)" in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024.

7.    Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Compensation expense	$3,108	$6,448
Research and development fees	528	968
Accrued accounts payable	701	558
Other current liabilities	1,013	363
Accrued license obligations	27	213
Total	$5,377	$8,550

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

The following tables includes a roll forward of the restructuring activity and payments recorded for the three and six months ended June 30, 2024 (in thousands):

Severance and Benefits Costs
Balance at March 31, 2024	$3,634
Adjustments to restructuring charges	$17
Cash payments	(801)
Balance at June 30, 2024	$2,850

Severance and Benefits Costs
Balance at December 31, 2023	$5,105
Adjustments to restructuring charges	$(269)
Cash payments	(1,986)
Balance at June 30, 2024	$2,850

8.    Net Income (Loss) per Share

Basic net loss per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented, with the exception of the three months ended June 30, 2023.

A reconciliation of basic and diluted net income (loss) per share is as follows (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(3,590)	$3,976	$(8,482)	$(9,207)
Basic weighted average common shares outstanding	1,299	1,095	1,268	1,014
Weighted average common equivalent shares	—	2	—	—
Diluted weighted average common shares outstanding	1,299	1,098	1,268	1,014
Basic net income (loss) per share	$(2.76)	$3.63	$(6.69)	$(9.08)
Diluted net income (loss) per share	$(2.76)	$3.62	$(6.69)	$(9.08)

As of June 30, 2024 and 2023, and as calculated using the treasury stock method, approximately 0.5 million of weighted average shares, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

9.    Stockholders’ Equity

Effective at 5:00 p.m. Eastern Time on April 22, 2024, the Company effected a 1-for-80 Reverse Split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the Reverse Split on a retroactive basis.

The Company had 3,750,000 shares authorized and 1,320,240 shares and 1,236,688 shares of common stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively, with a par value of $0.001 per share.

The Company had 10,000,000 shares authorized and 15,617 shares of preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023. Preferred stock has a par value of $0.001 per share, converts on a factor of 13.34 common shares for each preferred share, and consists of the following:

•	Series A Convertible, 85 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.
•	Series B Convertible, 4,026 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.
•	Series C Convertible, 3,506 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.
•	Series D Convertible, 3,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.
•	Series E Convertible, 5,000 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.

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

For the six months ended June 30, 2024, the Company did not sell any shares under the ATM program. For the six months ended June 30, 2023, the Company sold 0.3 million shares for gross proceeds of $20.3 million under the ATM program at an average stock price of $67.20 per share.

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

In December 2023, Pieris Pharmaceuticals GmbH entered into an agreement to terminate the Hallbergmoos Lease, or the Lease Termination Agreement. Under the terms of the Lease Termination Agreement, Pieris Pharmaceuticals GmbH terminated the Hallbergmoos Lease in exchange for a termination fee of approximately €9.7 million, and vacated the majority of the premises by December 31, 2023, while continuing to occupy, through June 2024, a limited portion of the office space and using another portion of the former lab space to house its assets being held for sale.

There was no cash paid for amounts included in the measurement of the lease liabilities for the three and six months ended June 30, 2024. Cash paid for amounts included in the measurement of the lease liabilities was $0.5 million and $1.1 million for the three and six months ended June 30, 2023, respectively.

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$—	$287	$—	$574
Variable lease costs (1)	—	204	—	388
Total lease cost	$—	$491	$—	$962

(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The variable costs for the three and six months ended June 30, 2024 were immaterial, as the Company continues to occupy a limited portion of the space.

11.    Subsequent Events

Merger with Palvella Therapeutics, Inc.

On July 23, 2024, the Company and its wholly-owned subsidiary, Merger Sub entered into the Merger Agreement with Palvella whereby Merger Sub will merge with and into Palvella, with Palvella continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the Merger. If the Merger is completed, the business of Palvella will continue as the business of the combined organization. Consummation of the Merger is contingent on certain closing conditions as identified in the Merger Agreement, including among others, (1) approval by the Company's stockholders of the Required Voting Proposals, as defined in the Merger Agreement, (2) approval by the Palvella stockholders of the adoption of the Merger Agreement, (3) Nasdaq’s approval of the listing of the shares of the Company's common stock to be issued in connection with the Merger, (4) the effectiveness of the Registration Statement, and (5) consummation of the PIPE Financing, all in accordance with the terms of the Purchase Agreement.

Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger and the absence of any material adverse effect affecting the other party that is continuing on the closing date.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, as defined in the Merger Agreement, (i) each then-outstanding share of Palvella capital stock will be converted into the right to receive a number of shares of the Company's common stock equal to the Exchange Ratio as defined in the Merger Agreement; and (ii) each then-outstanding Palvella stock option to purchase Palvella common stock will be assumed by the Company, subject to adjustment as set forth in the Merger Agreement. In connection with the Merger, and contingent on the approval of the Company's stockholders, the Company intends to amend the amended and restated articles of incorporation of the Company to increase the number of shares of authorized common stock, change the corporate name of the Company to “Palvella Therapeutics, Inc.” and adopt a new 2024 equity incentive plan. The provisions for calculating the Exchange Ratio are set forth in the Merger Agreement, and assume a valuation for Palvella equal to $95 million, and a valuation for Pieris equal to $21 million, provided, that (a) if Pieris’ net cash as of the closing is greater than $11 million, then Pieris’ valuation will be adjusted upwards on a dollar-for-dollar basis by the difference of: (i) Pieris' net cash, minus (ii) $11 million, and (b) if Pieris’ net cash is less than $11 million, then Pieris’ valuation will be adjusted downwards on a dollar-for-dollar basis by the difference of: (i) $11 million, minus (ii) Pieris’ net cash.

For the purposes of calculating the Exchange Ratio for each of Pieris and Palvella, the total number of shares of capital stock of such company issued and outstanding immediately prior to the Merger, expressed on a fully-diluted and as-converted to common stock basis, calculated using the treasury stock method, will be included in the calculation of the Exchange Ratio. Shares of Pieris common stock underlying Pieris stock options outstanding immediately prior to the Effective Time with an exercise price per share of less than the volume weighted average closing trading price of a share of Pieris common stock on the Nasdaq Capital Market (“Nasdaq”) for the five consecutive trading days ending five trading days immediately prior to the date upon which the Merger occurs will be deemed to be outstanding, calculated using the treasury stock method, and all shares of Palvella common stock underlying outstanding Palvella stock options, warrants and other derivative securities will be deemed to be outstanding, calculated using the treasury stock method, subject to certain exceptions set forth in the Merger Agreement.

Under the terms of the Merger Agreement, on a pro forma basis, it is expected that upon the closing of the Merger, pre-Merger Company stockholders will own approximately 18% of the combined company and pre-Merger Palvella stockholders will own approximately 82% of the combined company, based on the number of shares of the Company's common stock expected to be issued in connection with the Merger, in each case, prior to the issuance of shares under a proposed concurrent private financing. The percentage of the combined company that pre-merger Palvella stockholders and pre-merger Pieris stockholders will own upon the closing of the merger is subject to further adjustment based on the amount of Pieris' net cash at the time of closing.

In connection with the Merger, Pieris will seek the approval of its stockholders to, among other things, (a) issue the shares of Pieris common stock issuable in connection with the Merger under the rules of The Nasdaq Stock Market LLC pursuant to the terms of the Merger Agreement, (b) amend the amended and restated articles of incorporation of Pieris to (i) increase the number of shares of authorized common stock and (ii) change the name of Pieris to “Palvella Therapeutics, Inc.” (the approvals described in clause (a) and (b), the “Required Pieris Voting Proposals”) and (c) adopt a new 2024 equity incentive plan, in each case, as described in the Merger Agreement.

Each of Pieris and Palvella has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approvals of their respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) Pieris using its commercially reasonable efforts to maintain the existing listing of the Pieris common stock on Nasdaq and Pieris causing the shares of Pieris common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger and (5) Pieris filing with the U.S. Securities and Exchange Commission (the “SEC”) and causing to become effective a registration statement to register the shares of Pieris common stock to be issued in connection with the Merger (the “Registration Statement”). The Registration Statement related to the Merger was included on the Form S-4 filed by the Company with the SEC on August 9, 2024.

The transaction is expected to close in the fourth quarter of 2024 and remains subject to stockholder approval.

Contingent Value Rights

At or prior to the Effective Time, Pieris will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent (“Rights Agent”), pursuant to which Pieris’ pre-Merger capital stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of Pieris common stock held by such stockholder, or share of common stock underlying preferred stock held by such stockholder, on such date. Each CVR will represent the contractual right to receive payments upon the receipt of payments by Pieris or any of its affiliates under certain strategic partner agreements, including existing collaboration agreements pursuant to which Pieris may be entitled to milestones and royalties in the future and other out-licensing agreements for certain of Pieris’ legacy assets, and upon the receipt of certain research and development tax credits in favor of Pieris or any of its affiliates, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that holders of CVRs will receive any amounts with respect thereto. The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Pieris or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Termination Fees

The Merger Agreement contains certain termination rights of each of Pieris and Palvella, including, subject to compliance with the applicable terms of the Merger Agreement, the right of each party to terminate the Merger Agreement to enter into a definitive agreement for a superior proposal. Upon termination of the Merger Agreement under specified circumstances, Pieris may be required to pay Palvella a termination fee of $1.0 million and Palvella may be required to pay Pieris a termination fee of $2.0 million.

Securities Purchase Agreement

On July 23, 2024, and in connection with the executed Merger Agreement, Pieris entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors, including BVF Partners, L.P., an existing stockholder of Pieris (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase (either for cash or in exchange for the termination and cancellation of outstanding convertible notes issued by Palvella), and Pieris agreed to issue and sell to the PIPE Investors, an aggregate of approximately 3,154,241 of shares of Pieris common stock at a price per share equal to $13.7299 multiplied by (x) 0.315478 divided by (y) the Exchange Ratio (the “Purchase Price”), subject to adjustment as set forth in the Purchase Agreement, and/or in lieu of Pieris common stock to certain purchasers who so choose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,592,585 shares of Pieris common stock at a purchase price per Pre-Funded Warrant equal to the Purchase Price minus $0.001, subject to adjustment as set forth in the Purchase Agreement, (the “PIPE Financing”). The Purchase Agreement contains customary representations and warranties of Pieris, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing, including the consummation of the Merger. The gross proceeds from the PIPE Financing are expected to be approximately $78.9 million, before paying estimated expenses. The closing of the PIPE Financing is expected to occur in connection with and immediately following the consummation of the Merger.

The Pre-Funded Warrants do not expire, and each Pre-Funded Warrant will be exercisable at any time after the date of issuance of such Pre-Funded Warrant, subject to a beneficial ownership limitation. A holder of a Pre-Funded Warrant may not exercise such Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99% of the number of shares of Pieris common stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to the Company, but not to any percentage in excess of 19.99%.

At or prior to the closing of the PIPE Financing, Pieris will enter into a registration rights agreement (the “Registration Rights Agreement”) with the PIPE Investors pursuant to which the PIPE Investors will be entitled to certain resale registration rights with respect to shares of Pieris common stock issued to the PIPE Investors and any shares of Pieris common stock issued upon exercise of the Pre-Funded Warrants. Pursuant to the Registration Rights Agreement, the Company will be required to prepare and file a resale registration statement with the SEC within 30 days following the closing of the PIPE Financing. The Company shall use its commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within 90 days following the closing of the PIPE Financing (or within 120 days following the PIPE Financing if the SEC reviews the registration statement).

Subscription and Investment Representation Agreement (Series F Preferred Stock)

On August 7, 2024, the Company entered into a Subscription and Investment Representation Agreement with James Geraghty, Chairman of the Company’s Board of Directors (the "Purchaser"), pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series F Preferred Stock, par value $0.001 per share, to the Purchaser for $1.00 cash. The sale closed on August 7, 2024.

Voting Rights

The Series F Preferred Stock have no voting rights other than the right to vote on a proposed amendment to the Company’s amended and restated articles of incorporation to effect an increase in the number of authorized shares of the Company’s common stock (the "Authorized Share Increase Proposal"). Each share of Series F Preferred Stock outstanding on the record date entitles the holder thereof to 25,000,000 votes on Authorized Share Increase Proposal, and all shares of Series F Preferred Stock held by such holder must and will be voted, without further action by such holder, in the same proportion as the aggregate shares of Pieris common stock (excluding any shares of Pieris common stock that are not voted) that are voted on the Authorized Share Increase Proposal. As an example, if 70% of the aggregate votes cast by Pieris common stock voting on the Authorized Share Increase Proposal are voted in favor thereof and 30% of the aggregate votes cast by Pieris common stock voting on the Authorized Share Increase Proposal are voted against such Proposal, then 70% of the votes entitled to be cast by the Series F Preferred Stock will be cast in favor of the Proposal and 30% of such votes will be cast against the Proposal. For purposes of the foregoing, abstentions and broker non-votes will not be considered votes cast.

Conversion and Redemption

Shares of the Series F Preferred Stock are not convertible into any other security, and are redeemable by the Company upon the earlier to occur of: (i) the order of the Pieris board of directors in its sole discretion, automatically and effective at such date and time as is determined and specified by the Pieris board of directors in its sole discretion and (ii) automatically and effective immediately after the effectiveness of the increase in the number of authorized shares of Pieris common stock proposed in the Authorized Share Increase Proposal. Upon redemption, the holder of the Series F Preferred Stock will receive cash consideration of $0.01 per share. Shares of the Series F Preferred Stock may not be transferred prior to their redemption without the prior written consent of the Pieris board of directors.

Other Rights and Restrictions

Each holder of Series F Preferred Stock has entered into a written agreement with the Company to attend the Pieris special meeting, to vote all shares of Series F Preferred Stock with regard to the Authorized Share Increase Proposal in the same proportion as the aggregate shares of Pieris common stock (excluding any shares of Pieris common stock that are not voted) are voted on the Authorized Share Increase Proposal and, upon request by the Company, to grant a designee of the Company an irrevocable proxy to vote the shares of Series F Preferred Stock in accordance with the foregoing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in, or implied by, these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as those included in this Quarterly Report on Form 10-Q in Part II, Item 1A.

As used in this Quarterly Report on Form 10-Q, unless the context indicates or otherwise requires, “our Company”, “the Company”, “Pieris”, “we”, “us” and “our” refer to Pieris Pharmaceuticals, Inc., a Nevada corporation, and its consolidated subsidiaries.

We have registered trademarks for Pieris, Anticalin, Mabcalin and others. All other trademarks, trade names and service marks included in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owner.

Overview

We are a biotechnology company that historically discovered and developed Anticalin® protein-based drugs to target validated disease pathways in unique and transformative ways. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies, including Servier, Pfizer (formerly Seagen), and Boston Pharmaceuticals in immuno-oncology, or IO. Our clinical pipeline consists of IO bispecifics in partnership with collaborators including SGN-BB228 (also referred to as PRS-346) targeting CD228 and 4-1BB, and BOS-342 (also referred to as PRS-342) targeting GPC3 and 4-1BB.

On March 27, 2024, we announced the implementation of a new strategy along with relevant cost-saving measures that are expected to extend its cash runway into at least 2027, while maximizing its ability to capture the potential milestones from its partnered 4-1BB bispecific Mabcalin™ protein IO assets. We may be entitled to aggregate milestones of up to approximately $15.0 million upon first patient dosed in the Phase 2 trials for SGN-BB228 and BOS-342, which are currently in Phase 1 clinical development, and up to approximately $40.0 million upon first patient dosed in pivotal clinical trials for SGN-BB228 and BOS-342.

On July 23, 2024, we entered into the Merger Agreement with Merger Sub and Palvella pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Palvella, with Palvella continuing as our wholly owned subsidiary and the surviving corporation of the merger, or Merger. If the Merger is completed, the business of Palvella will continue as the business of the combined organization.

We expect to devote significant time and resources to the completion of the Merger. However, there can be no assurances that such activities will result in completion of the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value. If the Merger is not completed, we will reconsider our strategic alternatives. We consider one of the following courses of actions to be the most likely alternatives if the Merger is not completed:

• Continue to operate its business: On March 27, 2024, we announced our decision to implement measures that are expected to extend our cash runway into at least 2027, while maximizing our ability to collect potential milestones from our clinical pipeline of partnered drug candidates. If the Merger is not completed, our Board may elect to continue with this strategy and continue to operate our business.

• Pursue another strategic transaction similar to the Merger. We may resume our process of evaluating other companies interested in pursuing a strategic transaction with us and, if a candidate is identified, focus our attention on negotiating and completing such a transaction with such candidate.

• Dissolve and liquidate our assets. If for any reason the Merger does not close, our Board may conclude that it is in the best interest of stockholders to dissolve the Company and liquidate our assets. In that event, we would be required to pay any contractual obligations, wind down any remaining operations, and set aside certain reserves for potential future claims. There would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

Merger Agreement

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, (i) each then-outstanding share of Palvella capital stock will be converted into the right to receive a number of shares of the Company's common stock equal to the Exchange Ratio as defined in the Merger Agreement; and (ii) each then-outstanding Palvella stock option to purchase Palvella common stock will be assumed by the Company, subject to adjustment as set forth in the Merger Agreement. In connection with the Merger, and contingent on the approval of the Company's stockholders, the Company intends to amend the amended and restated articles of incorporation of the Company to increase the number of shares of authorized common stock, change the corporate name of the Company to “Palvella Therapeutics, Inc.” and adopt a new 2024 equity incentive plan. The provisions for calculating the Exchange Ratio are set forth in the Merger Agreement, and assume a valuation for Palvella equal to $95 million, and a valuation for Pieris equal to $21 million, provided, that (a) if Pieris’ net cash as of the closing is greater than $11 million, then Pieris’ valuation will be adjusted upwards on a dollar-for-dollar basis by the difference of: (i) Pieris' net cash, minus (ii) $11 million, and (b) if Pieris’ net cash is less than $11 million, then Pieris’ valuation will be adjusted downwards on a dollar-for-dollar basis by the difference of: (i) $11 million, minus (ii) Pieris’ net cash.

Subject to the terms and conditions of, and the calculation of the Exchange Ratio pursuant to, the Merger Agreement, it is currently anticipated that upon the closing of the Merger, pre-Merger Pieris stockholders will own approximately 18% of the combined company and pre-Merger Palvella stockholders will own approximately 82% of the combined company on a pro forma basis, based on the number of shares of Pieris common stock expected to be issued in connection with the Merger. The shares of the combined company purchased by the PIPE Investors in the PIPE Financing (as such terms are defined below) are not reflected in the foregoing percentages.

The provisions for calculating the Exchange Ratio are set forth in the Merger Agreement and assume a valuation for Palvella equal to $95.0 million and a valuation for Pieris equal to $21.0 million, subject to adjustment based on Pieris’ net cash as of the date immediately preceding the anticipated closing date, as set forth in the Merger Agreement. The Exchange Ratio is also based on the relative capitalizations of Pieris and Palvella, as further described in the Merger Agreement. For purposes of calculating the Exchange Ratio, for each of Pieris and Palvella, the total number of shares of capital stock of such company issued and outstanding immediately prior to the Merger, expressed on a fully-diluted and as-converted to common stock basis, calculated using the treasury stock method, will be included in the calculation of the Exchange Ratio. Shares of Pieris common stock underlying Pieris stock options outstanding immediately prior to the Effective Time with an exercise price per share of less than the volume weighted average closing trading price of a share of Pieris common stock on the Nasdaq Capital Market (“Nasdaq”) for the five consecutive trading days ending five trading days immediately prior to the date upon which the Merger occurs will be deemed to be outstanding, calculated using the treasury stock method, and all shares of Palvella common stock underlying outstanding Palvella stock options, warrants and other derivative securities will be deemed to be outstanding, calculated using the treasury stock method, subject to certain exceptions set forth in the Merger Agreement.

In connection with the Merger, Pieris will seek the approval of its stockholders to, among other things, (a) issue the shares of Pieris common stock issuable in connection with the Merger under the rules of The Nasdaq Stock Market LLC pursuant to the terms of the Merger Agreement, (b) amend the amended and restated articles of incorporation of Pieris to (i) increase the number of shares of authorized common stock and (ii) change the name of Pieris to “Palvella Therapeutics, Inc.” (the approvals described in clause (a) and (b), the “Required Pieris Voting Proposals”) and (c) adopt a new 2024 equity incentive plan, in each case, as described in the Merger Agreement.

Each of Pieris and Palvella has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approvals of their respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) Pieris using its commercially reasonable efforts to maintain the existing listing of the Pieris common stock on Nasdaq and Pieris causing the shares of Pieris common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger and (5) Pieris filing with the U.S. Securities and Exchange Commission (the “SEC”) and causing to become effective a registration statement to register the shares of Pieris common stock to be issued in connection with the Merger (the “Registration Statement”).

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by Pieris stockholders of the Required Pieris Voting Proposals, (2) approval by the Palvella stockholders of the adoption of the Merger Agreement, (3) Nasdaq’s approval of the listing of the shares of Pieris common stock to be issued in connection with the Merger, (4) the effectiveness of the Registration Statement and (5) the consummation of the PIPE Financing (as defined below), all in accordance with the terms of the Purchase Agreement (as defined below). Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger and the absence of any material adverse effect affecting the other party that is continuing on the closing date.

The Merger Agreement contains certain termination rights of each of Pieris and Palvella, including, subject to compliance with the applicable terms of the Merger Agreement, the right of each party to terminate the Merger Agreement to enter into a definitive agreement for a superior proposal. Upon termination of the Merger Agreement under specified circumstances, Pieris may be required to pay Palvella a termination fee of $1.0 million and Palvella may be required to pay Pieris a termination fee of $2.0 million.

At the Effective Time, the board of directors of the combined company is expected to consist of five members, four of whom will be designated by Palvella and one of whom will be designated by Pieris. Palvella’s designees are expected to be Wes Kaupinen, Todd Davis, George Jenkins and Tadd Wessel. Pieris’ designee is expected to be Christopher Kiritsy, a current member of Pieris’ board of directors.

At or prior to the Effective Time, Pieris will enter into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent, pursuant to which Pieris’ pre-Merger capital stockholders will receive one contingent value right (each, a “CVR”) for each outstanding share of Pieris common stock held by such stockholder, or share of common stock underlying preferred stock held by such stockholder, on such date. Each CVR will represent the contractual right to receive payments upon the receipt of payments by Pieris or any of its affiliates under certain strategic partner agreements, including existing collaboration agreements pursuant to which Pieris may be entitled to milestones and royalties in the future and other out-licensing agreements for certain of Pieris’ legacy assets, and upon the receipt of certain research and development tax credits in favor of Pieris or any of its affiliates, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that holders of CVRs will receive any amounts with respect thereto. The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in Pieris or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Concurrently with the execution and delivery of the Merger Agreement, we entered into a common stock purchase agreement, or the Purchase Agreement, with certain investors, including BVF Partners, L.P., an existing stockholder of Pieris (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase (either for cash or in exchange for the termination and cancellation of outstanding convertible notes issued by Palvella), and we agreed to issue and sell to the PIPE Investors, an aggregate of up to 3,154,241 of shares of Pieris common stock at a price per share equal to $13.7299 multiplied by (x) 0.315478 divided by (y) the Exchange Ratio (the “Purchase Price”), subject to adjustment as set forth in the Purchase Agreement, and/or in lieu of Pieris common stock to certain purchasers who so choose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,592,585 shares of Pieris common stock at a purchase price per Pre-Funded Warrant equal to the Purchase Price minus $0.001 (the “PIPE Financing”). The Purchase Agreement contains customary representations and warranties of ours, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing, including the consummation of the Merger. The gross proceeds from the PIPE Financing are expected to be approximately $78.9 million, before paying estimated expenses. The closing of the PIPE Financing is expected to occur in connection with and immediately following the consummation of the Merger.

Discovery and Development Programs

We currently have several IO drug candidates partnered with major biopharmaceutical companies, which are at varying stages of development:

•

Our IO partnered portfolio includes the following drug candidates that are multi-specific Anticalin-based fusion protein drug candidates designed to engage immunomodulatory targets, in partnership with Pfizer (formerly Seagen), and Boston Pharmaceutics.

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

•

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

•	S095012 (also referenced as PRS-344) is a bispecific Mabcalin compound comprising a PD-L1-targeting antibody genetically linked to 4-1BB-targeting Anticalin proteins being developed by Servier on a worldwide basis. The first-in-human Phase 1/2 multicenter open-label dose escalation study was designed to determine the safety and preliminary activity of S095012 in patients with advanced and/or metastatic solid tumors. In July 2023, we notified Servier that we were opting out of co-development and commercialization of S095012 in the United States. On June 28, 2024, Servier notified us of its decision to terminate the Servier Agreements, effective December 27, 2024, and discontinue and cease dosing in the Phase 1 clinical study of S095012. This decision was based on a potential safety concern in the S095012 Phase 1 clinical studies. We do not intend to pursue any further development of S095012.

•

In May 2021, we also entered into a multi-program research collaboration and license agreement with Genentech, a member of the Roche Group, to discover, develop and commercialize locally delivered respiratory and ophthalmology therapies. In April and May 2023, the ophthalmology and respiratory programs were jointly discontinued, respectively. Genentech also had options to select two additional programs with the payment of a fee, which expired in May 2024. With the expiration of these options and no programs active or ongoing, the Genentech Agreement also expired.

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and six months ended June 30, 2024, we reported net loss of $3.6 million and $8.5 million respectively. For the three and six months ended June 30, 2023, we reported net income of $4.0 million and net loss of $9.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $323.4 million. We expect to continue incurring substantial losses as we devote time and resources into exploring strategic transactions. Our operating expenses have historically been comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the six months ended June 30, 2023 were from license and collaboration agreements with our partners.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, equity compensation and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services along with facility and maintenance costs attributable to general and administrative functions. Included in general and administrative costs are costs associated with evaluating strategic alternatives and severance costs associated with the workforce reductions announced in July 2023 and March 2024. We expect general and administrative costs to be significantly lower than historical amounts given the leaner organization and elimination of research and development spending going forward.

Results of Operations

Comparison of the three and six months ended June 30, 2024 and 2023

The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$—	$20,055	$53	$21,991

Research and development expenses	751	14,328	1,969	27,752
General and administrative expenses	3,426	3,664	7,564	7,687
Total operating expenses	4,177	17,992	9,533	35,439
Other (expense) income
Interest income	201	490	441	847
Grant income	—	1,584	—	3,612
Other (expense) income	386	(161)	557	(218)
Net income (loss)	$(3,590)	$3,976	$(8,482)	$(9,207)

Revenues

The following table provides a comparison of revenue for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
Customer revenue	$—	$20,086	$(20,086)
Collaboration revenue	—	(31)	31
Total Revenue	$—	$20,055	(20,055)

•

The $20.1 million decrease in customer revenue in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is entirely due to no revenue being recognized in the current period as all obligations related to customer revenue have previously been satisfied.

•

The $31 thousand increase in collaboration revenues in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is due to no revenue pass through cost or collaboration reimbursement being recognized in the current period as all obligations related to the collaboration agreement have previously been satisfied.

The following table provides a comparison of revenue for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
Customer revenue	$6	$22,096	$(22,090)
Collaboration revenue	47	(105)	152
Total Revenue	$53	$21,991	(21,938)

•

The $22.1 million decrease in customer revenue in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflects only the final, minimal amounts of reimbursement revenue being recognized in the current period as all obligations related to customer revenue have previously been satisfied.

•

The $0.2 million increase in collaboration revenues in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflects final reimbursement revenue recorded in the current period as compared to changes in the estimated progress for S095012 under the Servier collaboration that led to higher revenue offsets in the prior period.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Increase/(Decrease)
Respiratory	$(116)	$6,743	$(6,859)
Immuno-oncology	43	2,076	(2,033)
Other R&D activities	824	5,509	(4,685)
Total	$751	$14,328	(13,577)

•

The $6.9 million decrease in our respiratory programs for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is due primarily to lower overall costs for PRS-220 and lower pre-clinical costs for PRS-400, as these programs were stopped or wound down in connection with the Company's strategic update announced in July 2023. The credit balance for respiratory program expense in the current period reflects a final cash payment collected from a single vendor.

•

The $2.0 million decrease in our immuno-oncology programs for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is due primarily to decreases in manufacturing and clinical costs for both cinrebafusp alfa and S095012, as such programs have been discontinued or handed over to partners.

•

The $4.7 million decrease in other research and development activities expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 is driven by lower overall personnel costs due to lower headcount as a result of restructuring actions announced in July 2023, no depreciation in 2024 as a result of the Company's asset sale, and lower overall lab supply costs due to the lab facility wind down.

The following table provides a comparison of the research and development expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
Respiratory	$(83)	$10,888	$(10,971)
Immuno-oncology	530	4,585	(4,055)
Other R&D activities	1,522	12,279	(10,757)
Total	$1,969	$27,752	(25,783)

•

The $11.0 million decrease in our respiratory programs for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is due primarily to lower overall costs for PRS-220 and lower pre-clinical costs PRS-400, as these programs were stopped or wound down in connection with the Company's strategic update announced in July 2023. The credit balance for respiratory program expense in the current period reflects a final cash payment collected from a single vendor.

•

The $4.1 million decrease in our immuno-oncology programs for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is due primarily to decreases in manufacturing and clinical costs for both cinrebafusp alfa and S095012, as such programs have been discontinued or handed over to partners.

•

The $10.8 million decrease in other research and development activities expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is driven by lower overall personnel costs due to lower headcount as a result of restructuring actions announced in July 2023, no depreciation in 2024 as a result of the Company's asset sale, and lower overall lab supply costs due to the lab facility wind down.

General and Administrative Expenses

General and administrative expenses were $3.4 million for the three months ended June 30, 2024 and $3.7 million for the three months ended June 30, 2023. The period-over-period decrease was driven by lower overall personnel costs due to lower headcount as a result of restructuring actions announced in July 2023 and March 2024, no depreciation in 2024 as a result of the Company's asset sale process, lower professional services spending given the winddown of programs and activities, and lower rent and facility costs. These benefits were partially offset by higher legal spending related to ongoing strategic transaction costs and the impact of lower allocated facility and IT costs to R&D departments given the winddown of R&D programs and activities.

General and administrative expenses were $7.6 million for the six months ended June 30, 2024 and $7.7 million for the six months ended June 30, 2023. The period-over-period decrease was driven by lower overall personnel costs due to lower headcount as a result of restructuring actions announced in July 2023 and March 2024 and no depreciation in 2024 as a result of the Company's asset sale process and lower professional services spending given the winddown of programs and activities. These benefits were partially offset by higher legal spending related to ongoing strategic transaction costs and the impact of lower allocated facility and IT costs to R&D departments given the winddown of R&D programs and activities.

Other Income (Expense)

Our other income was $0.6 million for the three months ended June 30, 2024 and $1.9 million for the three months ended June 30, 2023. The period-over-period decrease was primarily due to lower grant income offset slightly by unrealized gains in the current period due to an overall strengthening U.S. dollar and a net gain on the sales of all property and equipment compared to the estimated fair value of the assets held for sale.

Our other income was $1.0 million for the six months ended June 30, 2024 and $4.2 million for the six months ended June 30, 2023. The period-over-period decrease was primarily due to lower grant income offset slightly by unrealized gains in the current period due to an overall strengthening U.S. dollar and a net gain on the sales of all property and equipment compared to the estimated fair value of the assets held for sale.

Liquidity and Capital Resources

On March 27, 2024, the Company announced the implementation of a new strategy along with relevant cost-saving measures that are expected to extend its cash runway into at least 2027, while maximizing its ability to capture the potential milestones from its partnered 4-1BB bispecific Mabcalin protein IO assets. The Company may be entitled to aggregate milestones of up to approximately $15.0 million upon first patient dosed in the Phase 2 trials for SGN-BB228 and BOS-342, which are currently in Phase 1 clinical development, and up to approximately $40.0 million upon first patient dosed in pivotal clinical trials for SGN-BB228 and BOS-342.

Through June 30, 2024, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, and upfront and milestone payments), government grants and loans.

As of June 30, 2024, we had a total of $19.7 million in cash, cash equivalents and investments. We have incurred losses in every period since inception, with the exception of the three months ended June 30, 2023, and have a total accumulated deficit of $323.4 million as of June 30, 2024. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for at least the next several years.

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development.

We expect cash necessary to fund operations will continue to decrease significantly in the near term as we have taken measures to preserve cash, including implementing significant workforce reductions and terminating all research and development activities.

The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(8,476)	$(24,427)
Net cash provided by investing activities	11,176	10,537
Net cash provided by financing activities	—	19,781

Net cash used in operating activities for the six months ended June 30, 2024 was $8.5 million compared to net cash used in operating activities of $24.4 million for the six months ended June 30, 2023. The decrease in cash used in operations in the current period is predominantly attributable to the $21.5 million impact of a reduction in deferred revenue in the six months ended June 30, 2023 as compared to the current period in which there was no cash used in operations related to deferred revenue.

Net cash provided by investing activities for the six months ended June 30, 2024 was $11.2 million, as compared to net cash provided by investing activities of $10.5 million for the same period in 2023. The change in net cash used is predominantly attributable to the impact of net investments changes and the timing of maturities in the current period as well as proceeds on the sale of all assets, as compared to the prior period.

There was no net cash provided by financing activities for the six months ended June 30, 2024, as compared to net cash provided by financing activities of $19.8 million for the same period in 2023. The change in net cash used is predominantly attributable to the $19.7 million impact of the issuance of stock resulting from the ATM sales activity performed during the six months ended June 30, 2023.

Effective at 5:00 p.m. Eastern Time on April 22, 2024, we effected a 1-for-80 reverse stock split of our common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis.

In August 2021, we established the ATM Program under a sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The ATM Program, as amended, is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the six months ended June 30, 2024, we did not sell any shares under the ATM Program.

On July 23, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors, including BVF Partners, L.P., an existing stockholder of Pieris (the “PIPE Investors”), pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase (either for cash or in exchange for the termination and cancellation of outstanding convertible notes issued by Palvella), and we agreed to issue and sell to the PIPE Investors, an aggregate of approximately 3,154,241 of shares of Pieris common stock at a price per share equal to $13.7299 multiplied by (x) 0.315478 divided by (y) the Exchange Ratio (the “Purchase Price”), subject to adjustment as set forth in the Purchase Agreement, and/or in lieu of Pieris common stock to certain purchasers who so choose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,592,585 shares of Pieris common stock at a purchase price per Pre-Funded Warrant equal to the Purchase Price minus $0.001, subject to adjustment as set forth in the Purchase Agreement, (the “PIPE Financing”). The Purchase Agreement contains customary representations and warranties of Pieris, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing, including the consummation of the Merger. The gross proceeds from the PIPE Financing are expected to be approximately $78.9 million, before paying estimated expenses. The closing of the PIPE Financing is expected to occur in connection with and immediately following the consummation of the Merger.

The Pre-Funded Warrants do not expire, and each Pre-Funded Warrant will be exercisable at any time after the date of issuance of such Pre-Funded Warrant, subject to a beneficial ownership limitation. A holder of a Pre-Funded Warrant may not exercise such Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99% of the number of shares of Pieris common stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%.

At or prior to the closing of the PIPE Financing, we will enter into a registration rights agreement (the “Registration Rights Agreement”) with the PIPE Investors pursuant to which the PIPE Investors will be entitled to certain resale registration rights with respect to shares of Pieris common stock issued to the PIPE Investors and any shares of Pieris common stock issued upon exercise of the Pre-Funded Warrants. Pursuant to the Registration Rights Agreement, we will be required to prepare and file a resale registration statement with the SEC within 30 days following the closing of the PIPE Financing. We shall use our commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within 90 days following the closing of the PIPE Financing (or within 120 days following the PIPE Financing if the SEC reviews the registration statement).

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

We have historically devoted substantially all of our financial resources and efforts to research and development and general and administrative expenses to support such research and development. We expect cash necessary to fund operations will continue to decrease significantly as we have decided to discontinue all research and development activities and implement a further workforce reduction, as disclosed in our March 27, 2024 strategic update.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024, and Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 15, 2024, for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. In addition, we are supplementing the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 with these additional risk factors.

Risks Related to the Proposed Merger

The Merger with Palvella may not be consummated or may not deliver the anticipated benefits we expect.

In July 2023, we announced that AstraZeneca was discontinuing the elarekibep Phase 2a clinical study and that we intended to review and explore potential strategic transactions, including focusing on the execution of new or expanded partnerships to advance its therapeutics programs, with the goal of maximizing shareholder value. The strategic review process involved evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction.

On July 23, 2024, we entered into the Merger Agreement with Palvella and Merger Sub, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Palvella, with Palvella continuing as a wholly owned subsidiary of Pieris and the surviving corporation of the merger, which we refer to as the Merger.  If the Merger is completed, the business of Palvella will continue as the business of the combined organization.

Subject to the terms and conditions of, and the calculation of the Exchange Ratio pursuant to, the Merger Agreement, it is currently anticipated that upon the closing of the Merger, pre-Merger Pieris stockholders will own approximately 18% of the combined company and pre-Merger Palvella stockholders will own approximately 82% of the combined company on a pro forma basis, based on the number of shares of Pieris common stock expected to be issued in connection with the Merger. The shares of the combined company purchased by the PIPE Investors in the PIPE Financing (as such terms are defined below) are not reflected in the foregoing percentages.

We are devoting substantially all of our time and resources to consummating the closing of the Merger; however, there can be no assurance that such activities will result in the consummation of the Merger or that such transaction will deliver the anticipated benefits or enhance stockholder value.  Any delay in completing the proposed Merger may materially and adversely affect the timing and benefits that are expected to be achieved from the proposed Merger.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each party from soliciting or engaging in discussions with third parties regarding alternative acquisition proposals, except in limited circumstances when such party’s board of directors determines in good faith after consultation with outside legal counsel that an unsolicited acquisition proposal constitutes or could reasonably be expected to lead to a superior proposal and that failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. In addition, if the Merger Agreement is terminated by us or Palvella under certain circumstances, including because of a decision of our board of directors to accept a superior proposal, we would be required to pay Palvella a termination fee of $1.0 million. This termination fee may discourage third parties from submitting alternative takeover proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend an alternative proposal.

The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects.

The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. In the event that the Merger is not completed, the announcement of the termination of the Merger Agreement may also adversely affect the trading price of our common stock and our business prospects.

Failure to consummate the Merger may result in us paying a termination fee to Palvella and could harm our common stock price and our future business and operations.

The Merger will not be consummated if the conditions precedent to the consummation of the transaction are not satisfied or waived, or if the Merger Agreement is terminated in accordance with its terms. If the Merger is not consummated, we are subject to the following risks:

• if the Merger Agreement is terminated under certain circumstances, we will be required to pay Palvella a termination fee of $1.0 million; and

• the price of our common stock may decline and remain volatile.

If the Merger does not close for any reason, our board of directors may elect to, among other things, attempt to complete another strategic transaction, attempt to sell or otherwise dispose of our various assets, dissolve or liquidate our assets or seek to continue to operate our business. If we seek another strategic transaction or attempt to sell or otherwise dispose of our remaining assets, there is no assurance that we will be able to do so, that the terms would be equal to or superior to the terms of the Merger or as to the timing of such transaction. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurance as to the amount or timing of available cash left to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

If we were to seek to continue our business, we would continue to be reliant the potential milestones and royalties under our partnership agreements which is necessitated on our partner's ability to successfully develop and commercialize our product candidates.

The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The provisions for calculating the Exchange Ratio are set forth in the Merger Agreement and assume a valuation for Palvella equal to $95.0 million and a valuation for Pieris equal to $21.0 million, subject to adjustment based on Pieris’ net cash as of the date immediately preceding the anticipated closing date, as set forth in the Merger Agreement. The Exchange Ratio is also based on the relative capitalizations of Pieris and Palvella, as further described in the Merger Agreement. For purposes of calculating the Exchange Ratio, for each of Pieris and Palvella, the total number of shares of capital stock of such company issued and outstanding immediately prior to the Merger, expressed on a fully-diluted and as-converted to common stock basis, calculated using the treasury stock method, will be included in the calculation of the Exchange Ratio. Shares of Pieris common stock underlying Pieris stock options outstanding immediately prior to the Effective Time with an exercise price per share of less than the volume weighted average closing trading price of a share of Pieris common stock on the Nasdaq for the five consecutive trading days ending five trading days immediately prior to the date upon which the Merger occurs will be deemed to be outstanding, calculated using the treasury stock method, and all shares of Palvella common stock underlying outstanding Palvella stock options, warrants and other derivative securities will be deemed to be outstanding, calculated using the treasury stock method, subject to certain exceptions set forth in the Merger Agreement.

Subject to the terms and conditions of, and the calculation of the Exchange Ratio pursuant to, the Merger Agreement, including , it is currently anticipated that upon the closing of the Merger, pre-Merger Pieris stockholders will own approximately 18% of the combined company and pre-Merger Palvella stockholders will own approximately 82% of the combined company on a pro forma basis, based on the number of shares of Pieris common stock expected to be issued in connection with the Merger. The shares of the combined company purchased by the PIPE Investors in the PIPE Financing are not reflected in the foregoing percentages. Under certain circumstances further described in the Merger Agreement, however, these ownership percentages may be adjusted upward or downward based on our cash level at the closing of the Merger, and as a result, either our stockholders or Palvella stockholders could own less of the combined company than expected.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Palvella’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Palvella’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Palvella's stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right.

If the conditions to the merger are not satisfied or waived the merger may not occur.

Certain proposals are a condition to completion of the merger. Therefore, the merger cannot be consummated without the approval of such proposals. If our stockholders do not approve such proposals, failure to consummate the merger may harm our Company and/or Palvella. Even if the Merger is approved by our stockholders and the requisite proposals are approved, specified conditions must be satisfied or, to the extent permitted by applicable law, waived to complete the merger, as set forth in the Merger Agreement. Our Company and Palvella cannot provide any assurance that all of the conditions to the consummation of the merger will be satisfied or waived. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed.

If the Merger is not consummated, we may be unable to retain the services of key remaining members of our management team and, as a result, may be unable to seek or consummate another strategic transaction, properly dissolve and liquidate our assets or continue our business.

If we do not successfully consummate the transaction with Palvella, our board of directors may dissolve or liquidate our assets to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such transaction or liquidation.

If the Merger does not close for any reason, our board of directors may elect to, among other things, dissolve or liquidate our assets, which may include seeking protection from creditors in a bankruptcy proceeding. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

In the event of a dissolution and liquidation, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations in preparation for the consummation of the Merger. Further, the Merger Agreement contains certain termination rights for each party, and provides that, upon termination under specified circumstances, we may be required to pay Palvella a termination fee of $1.0 million, which would further decrease our available cash resources. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Nevada corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) obligations under our employment, separation and retention agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of us; and (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of us. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of our liquidation, dissolution or winding up.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Palvella, Palvella’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Palvella, or Palvella’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect our financial condition.

Certain of our officers and directors may have interests in the proposed Merger that are different from, or in conflict with or in addition to, those of our stockholders generally.

Certain officers and directors of ours may have interests in the proposed Merger that are different from, or in conflict with or in addition to, the interests of our stockholders generally, including potentially, among others, the continued service as a director of the combined company, the acceleration of stock option vesting, and continued indemnification. The closing of the Merger may also result in the acceleration of vesting of options to purchase shares of our common stock held by our executive officers and directors, whether or not there is a covered termination of such officer's employment. In addition, certain of our current directors and executive officers are expected to become directors of the surviving company upon the closing of the Merger, and all of our directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. These interests, among others, may influence our officers and directors and cause them to view the Merger differently from how our stockholders generally may view it.

Our stockholders potentially may not receive any payment on the contingent value rights and the contingent value rights may otherwise expire valueless.

The Merger Agreement contemplates that, at or prior to the effective time of the Merger, we will enter into a Contingent Value Rights Agreement, or the CVR Agreement, with a rights agent pursuant to which each of our stockholders of record immediately prior to the Merger will receive one contingent value right, or a CVR, for each outstanding share of our common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive payments upon the receipt of payments by Pieris or any of its affiliates under certain strategic partner agreements, including existing collaboration agreements pursuant to which Pieris may be entitled to milestones and royalties in the future and other out-licensing agreements for certain of Pieris’ legacy assets, and upon the receipt of certain research and development tax credits in favor of Pieris or any of its affiliates, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement. The right of our stockholders to derive any value from the CVRs will be contingent solely upon the disposition of such assets within the time periods specified in the CVR Agreement.

We may not be able to achieve successful results from the disposition of such assets as described above.  If this is not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Amended and Restated Articles of Incorporation, as amended on April 22, 2024	*

10.2	Form of Common Stock Certificate	*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

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

PIERIS PHARMACEUTICALS, INC.

August 14, 2024	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

August 14, 2024	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)