Form 10-Q
period 2024-09-30
PIERIS PHARMACEUTICALS, INC.
filed 2024-11-13
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 1,320,240 shares of common stock outstanding.

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

You should not place undue reliance on any forward-looking statement(s), each of which applies only as of the date of this Quarterly Report on Form 10-Q. Before you invest in our securities, you should be aware that the occurrence of the events described in Part II, Item 1A (Risk Factors) the Quarterly Report on Form 10-Q filed on May 15, 2024 and August 14, 2024 for the quarters ending March 31, 2024 and June 30, 2024, respectively, or Part I, Item 1A (Risk Factors) of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission, or SEC, on March 29, 2024, could negatively affect our business, operating results, financial condition and stock price. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to us on the date hereof, and except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our statements to actual results or changed expectations.

We have registered trademarks for Pieris®, Anticalin®, Mabcalin® and Duocalin®. All other trademarks, trade names and service marks included in this Quarterly Report on Form 10-Q are the property of their respective owners. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsements or sponsorship of, us by the trademark, trade dress or product owner.

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

Where in this Quarterly Report on Form 10-Q we refer to amounts in euros, we have for your convenience also, in certain cases, provided a conversion of those amounts to U.S. dollars in parentheses. Where the numbers refer to a specific balance sheet account date or financial statement account period, we have used the exchange rate that was used to perform the conversions in connection with the applicable financial statement. In all other instances, unless otherwise indicated, the conversions have been made using the noon buying rate of €1.00 to U.S. $1.11895 based on information provided by Xignite as of September 30, 2024.

ii

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$19,363	$17,396
Short term investments	—	8,970
Accounts receivable	373	572
Receivable from public grants	—	3,141
Other receivables	506	2,326
Assets held for sale, property and equipment	—	2,188
Prepaid expenses and other current assets	280	4,087
Total current assets	$20,522	$38,680
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$801	$3,372
Accrued expenses and other current liabilities	3,453	8,550
Total current liabilities	4,254	11,922
Stockholders’ equity:
Preferred stock	—	—
Common stock	1	1
Additional paid-in capital	342,916	341,693
Accumulated other comprehensive income (loss)	(316)	28
Accumulated deficit	(326,333)	(314,964)
Total stockholders’ equity	16,268	26,758
Total liabilities and stockholders’ equity	$20,522	$38,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Customer revenue	$—	$15,569	$6	$37,665
Collaboration revenue	—	3,951	47	3,846
Total revenue	—	19,520	53	41,511
Operating expenses
Research and development	(446)	9,595	1,523	37,347
General and administrative	3,581	6,839	11,145	14,526
Asset impairment	—	14,893	—	14,893
Total operating expenses	3,135	31,327	12,668	66,766
Loss from operations	(3,135)	(11,807)	(12,615)	(25,255)
Other income
Interest income	169	549	610	1,396
Grant income	—	—	—	3,612
Other income	79	506	636	288
Net loss	$(2,887)	$(10,752)	$(11,369)	$(19,959)

Other comprehensive income loss:
Foreign currency translation	120	(204)	(343)	(159)
Unrealized gain (loss) on available-for-sale securities	—	2	(1)	74
Comprehensive loss	$(2,767)	$(10,954)	$(11,713)	$(20,044)
Net loss per share
Basic	$(2.19)	$(8.70)	$(8.84)	$(18.33)
Diluted	$(2.19)	$(8.70)	$(8.84)	$(18.33)
Weighted average number of common shares outstanding
Basic	1,320	1,236	1,285	1,089
Diluted	1,320	1,236	1,285	1,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Three Months Ended September 30, 2023 and 2024

						Accumulated
	Preferred shares		Common shares		Additional	other		Total
	No. of	Share	No. of	Share	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	capital	income (loss)	deficit	equity
Balance as of June 30, 2023	16	$—	1,236	$1	$340,262	$(137)	$(299,628)	$40,498
Net loss	—	—	—	—	—	—	(10,752)	(10,752)
Stock based compensation expense	—	—	—	—	966	—	—	966
Foreign currency translation adjustment	—	—	—	—	—	(204)	—	(204)
Unrealized gain on investments	—	—	—	—	—	2	—	2
Balance at September 30, 2023	16	$—	1,236	$1	$341,228	$(339)	$(310,380)	$30,510

Balance as of June 30, 2024	16	$—	1,320	$1	$342,586	$(436)	$(323,446)	$18,705
Net loss	—	—	—	—	—	—	(2,887)	(2,887)
Stock based compensation expense	—	—	—	—	330	—	—	330
Foreign currency translation adjustment	—	—	—	—	—	120	—	120
Balance at September 30, 2024	16	$—	1,320	$1	$342,916	$(316)	$(326,333)	$16,268

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited, in thousands)

For the Nine Months Ended September 30, 2023 and 2024

						Accumulated
	Preferred shares		Common shares		Additional	other		Total
	No. of	Share	No. of	Share	paid-in	comprehensive	Accumulated	Stockholders’
	shares	capital	shares	capital	capital	income (loss)	deficit	equity
Balance at December 31, 2022	16	$—	931	$1	$318,603	$(254)	$(290,421)	$27,929
Net loss	—	—	—	—	—	—	(19,959)	(19,959)
Stock based compensation expense	—	—	—	—	2,898	—	—	2,898
Foreign currency translation adjustment	—	—	—	—	—	(159)	—	(159)
Unrealized loss on investments	—	—	—	—	—	74	—	74
Issuance of common stock resulting from purchase of employee stock purchase plan shares	—	—	1	—	52	—	—	52
Issuance of common stock pursuant to ATM offering program, net of $0.7 million in offering costs	—	—	303	—	19,675	—	—	19,675
Balance at September 30, 2023	16	$—	1,236	$1	$341,228	$(339)	$(310,380)	$30,510

Balance at December 31, 2023	16	$—	1,237	$1	$341,693	$28	$(314,964)	$26,758
Net loss	—	—	—	—	—	—	(11,369)	(11,369)
Stock based compensation expense	—	—	—	—	1,223	—	—	1,223
Foreign currency translation adjustment	—	—	—	—	—	(343)	—	(343)
Unrealized gain on investments	—	—	—	—	—	(1)	—	(1)
Round-Up shares from the 1-for-80 reverse split effective April 23, 2024	—	—	83	—	—	—	—	—
Balance at September 30, 2024	16	$—	1,320	$1	$342,916	$(316)	$(326,333)	$16,268

PIERIS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(11,369)	$(19,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (accretion)	(30)	2,102
Right-of-use asset accretion	—	(98)
Stock-based compensation	1,223	2,898
Gain on sale of fixed assets	(225)
Asset impairment	—	14,893
Prepaid rent	1,118	—
Realized investment losses	—	(53)
Other non-cash transactions	864	(129)
Changes in operating assets and liabilities	89	(33,804)
Net cash used in operating activities	(8,330)	(34,150)
Investing activities:
Purchases of property and equipment	—	(184)
Proceeds from maturity of investments	9,000	24,007
Proceeds on sale of fixed assets	2,318	—
Purchases of investments	—	(15,270)
Net cash provided by investing activities	11,318	8,553
Financing activities:
Proceeds from employee stock purchase plan	—	52
Proceeds from issuance of common stock resulting from ATM sales, net of $0.7 million in transaction costs	—	19,729
Net cash provided by financing activities	—	19,781
Effect of exchange rate change on cash and cash equivalents	(1,021)	75
Net increase in cash and cash equivalents	1,967	(5,741)
Cash and cash equivalents at beginning of period	17,396	38,635
Cash and cash equivalents at end of period	$19,363	$32,894
Supplemental cash flow disclosures:
Net unrealized gain (loss) on investments	$(1)	$74

The accompanying notes are an integral part of these condensed consolidated financial statements.

PIERIS PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Corporate Information

Pieris Pharmaceuticals, Inc., or the Company or Pieris, was founded in May 2013, and acquired 100% interest in Pieris Pharmaceuticals GmbH (formerly Pieris AG, a German company which was founded in 2001) in December 2014. Pieris Pharmaceuticals, Inc. and its wholly-owned subsidiaries, hereinafter collectively Pieris, or the Company, is a biopharmaceutical company that, prior to July of 2023, discovered and developed Anticalin-based drugs to target validated disease pathways in unique and transformative ways. Pieris’ clinical pipeline consists of immuno-oncology, or IO, programs partnered with several major multi-national pharmaceutical companies. Pieris' corporate headquarters is located in Boston, Massachusetts. Pieris also maintains office space in Ismaning, Germany. The Company’s core Anticalin technology and platform was developed in Germany.

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

Also on July 18, 2023, the Company’s Board of Directors approved a reduction in the Company’s workforce by approximately 70%. Since July of 2023, and continuing through September 30, 2024, the Company took additional steps to reduce its operating footprint including terminating its remaining lease obligations in Germany and winding down its proprietary inhaled respiratory programs. The Company also has opted out and terminated programs where possible to reduce operating costs. Further reductions in the workforce have occurred based upon these actions. As a result, the Company has incurred approximately $7.5 million of severance costs and other related termination benefits in 2023 as the service period to earn such benefits is considered complete.

Approximately $2.4 million of the termination benefits were paid in 2023. The Company expects approximately $4.3 million of the termination benefits to be paid through the end of 2024, with the remainder of termination benefits to be paid in 2025.

On March 27, 2024, the Company announced the implementation of a new strategy along with relevant cost-saving measures that are expected to extend its cash runway into at least 2027, while maximizing its ability to capture the potential milestones from its partnered 4-1BB bispecific Mabcalin® protein IO assets. The Company may be entitled to aggregate milestones of up to approximately $15.0 million upon first patient dosed in the Phase 2 trials for SGN-BB228 and BOS-342, which are currently in Phase 1 clinical development, and up to approximately $40.0 million upon first patient dosed in pivotal clinical trials for SGN-BB228 and BOS-342.

On July 23, 2024, the Company and its wholly-owned subsidiary, Polo Merger Sub, Inc., or Merger Sub, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Palvella Therapeutics, Inc., or Palvella, discussed further in Note 11, whereby Merger Sub will merge with and into Palvella, with Palvella continuing as a wholly-owned subsidiary of the Company and the surviving corporation of the merger, or the Merger. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (i) each then-outstanding share of Palvella capital stock will be converted into the right to receive a number of shares of the Company's common stock equal to the Exchange Ratio as defined in the Merger Agreement; and (ii) each then-outstanding Palvella stock option to purchase Palvella common stock will be assumed by the Company. Each of the Company and Palvella has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approvals of their respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) the Company using its commercially reasonable efforts to maintain the existing listing of the Company's common stock on Nasdaq and the Company causing the shares of the Company's common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger and (5) the Company filing with the U.S. Securities and Exchange Commission, or the SEC, and causing to become effective a registration statement to register the shares of the Company's common stock to be issued in connection with the Merger.

On August 7, 2024, the Company entered into a Subscription and Investment Representation Agreement with James Geraghty, Chairman of the Company’s Board of Directors, or the Purchaser, pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series F Preferred Stock, par value $0.001 per share, to the Purchaser for $1.00 cash. The sale closed on August 7, 2024. The Series F Preferred Stock have no voting rights other than the right to vote on a proposed amendment to the Company’s amended and restated articles of incorporation to effect an increase in the number of authorized shares of the Company’s common stock, or the Authorized Share Increase Proposal. Each share of Series F Preferred Stock outstanding on the record date entitles the holder thereof to 25,000,000 votes on the Authorized Share Increase Proposal, and all shares of Series F Preferred Stock held by such holder must and will be voted, without further action by such holder, in the same proportion as the aggregate shares of Pieris common stock (excluding any shares of Pieris common stock that are not voted) that are voted on the Authorized Share Increase Proposal.

As of September 30, 2024, cash and cash equivalents were $19.4 million. For the three months ended September 30, 2024 and 2023, the Company had a net loss of $2.9 million and $10.8 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company had net losses of $11.4 million and $20.0 million, respectively. The Company has incurred net losses since inception and had an accumulated deficit of $326.3 million as of  September 30, 2024. Net losses and negative cash flows from operations have had, and will continue to have, an adverse effect on the Company’s stockholders’ equity and working capital. The Company expects to continue to incur operating losses for the foreseeable future.

The Company has historically devoted substantially all of its financial resources and efforts to research and development and general and administrative expenses to support the discovery and development of Anticalin-based drugs. Going forward, as part of the Company's previous decision to implement measures to maximize its ability to capture potential milestones from its partnered programs with Pfizer and Boston Pharmaceuticals (all as defined in Note 3 below) and the Company's plan to consummate the potential Merger, subject to stockholder approval, the Company has discontinued all research and development efforts and continues to reduce discretionary expenditures and other fixed or variable personnel costs. The Company believes that its currently available funds will be sufficient to fund its operations through at least the next twelve months from the issuance of this Quarterly Report on Form 10-Q. The Company's belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties.

2.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2—Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material additions to the significant accounting policies for the nine months ended September 30, 2024.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments, and disclosures considered necessary for a fair presentation of interim period results have been included. Interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 29, 2024.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no financial instruments with off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. Financial instruments that subject Pieris to concentrations of credit risk include cash and cash equivalents, investments, and accounts receivable. The Company’s cash, cash equivalents, and investments are held in accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimize the exposure to concentration of credit risk. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. Accounts receivable historically consisted of amounts due under strategic partnership and other license agreements with major multi-national pharmaceutical companies for which the Company does not obtain collateral.

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

Property and Equipment

Property and equipment are recorded at acquisition cost, less accumulated depreciation and impairment. Depreciation on property and equipment is calculated using the straight-line method over the remaining estimated useful lives of the assets. Maintenance and repairs to these assets are charged to expenses as occurred. As of the period ended September 30, 2024, the Company did not have any property and equipment recorded on the condensed consolidated balance sheet.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, that requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. It requires a public entity to also disclose the title and position of the Chief Operating Decision Maker. The ASU will be effective for all entities for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the effect on the condensed consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, or ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 applies to all entities subject to income taxes. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities, the requirement will be effective for annual periods beginning after December 15, 2025. The Company is currently evaluating the effect on the condensed consolidated financial statements.

3.    Revenue

General

The Company has not generated revenue from product sales. The Company has generated revenue from contracts with customers (option, license and collaboration agreements), which include upfront payments for licenses or options to obtain licenses, payments for research and development services and milestone payments.

The Company recognized revenue from the following strategic partnerships and other license agreements (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pfizer (formerly Seagen)	$—	$9,179	$6	$14,088
AstraZeneca	—	3,909	—	8,399
Servier	—	3,951	47	3,846
Genentech	—	—	—	12,697
Boston Pharmaceuticals	—	2,481	—	2,481
Total Revenue	$—	$19,520	$53	$41,511

As of September 30, 2024, under the Company’s existing strategic partnerships and other license agreements, the Company could receive the following potential milestone payments (in millions):

	Research, Development, Regulatory & Commercial Milestones	Sales Milestones
Pfizer (formerly Seagen)	$759	$450
Boston Pharmaceuticals	85	265
Total potential milestone payments	$844	$715

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

There were no additions to deferred revenue during the three and nine months ended September 30, 2024. There were no reductions to deferred revenue for the three and nine months ended September 30, 2024 and reductions to deferred revenue were $17.1 million and $38.7 million for the three and nine months ended September 30, 2023 respectively.

4.    Grant Income

One of the Company's proprietary respiratory assets, PRS-220, an oral inhaled Anticalin protein targeting connective tissue growth factor, or CTGF, was being developed as a local treatment for idiopathic pulmonary fibrosis, and other forms for fibrotic lung disorders. In June 2021, the Company received a €14.2 million (approximately $17.0 million) grant from the Bavarian Ministry of Economic Affairs, Regional Development and Energy (the Bavarian Grant) supporting research and development for post-acute sequelae of SARS-CoV-2 infection (PASC) pulmonary fibrosis, or PASC-PF, also known as post-COVID-19 syndrome pulmonary fibrosis, or long COVID.

The Bavarian Grant provided partial reimbursement for qualifying research and development activities on PRS-220, including drug manufacturing costs, activities and costs to support an IND filing, and Phase 1 clinical trials costs. The Bavarian Grant provided reimbursement of qualifying costs incurred through December 2023, with submission for reimbursements allowed through February 2024, which was successfully completed by the Company. As of September 30, 2024, all reimbursable amounts subject to the Bavarian Grant have been received by the Company.

5.    Cash, cash equivalents and investments

As of  September 30, 2024 and December 31, 2023, cash, cash equivalents and investments comprised funds in depository, money market funds and U.S. treasury securities. The following tables present the cash equivalents and investments carried at fair value in accordance with the hierarchy defined in Note 2 at September 30, 2024 and December 31, 2023.

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2024
Money market funds, included in cash equivalents	$11,893	$11,893	$—	$—
Total	$11,893	$11,893	$—	$—

	Total	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023
Money market funds, included in cash equivalents	$13,224	$13,224	$—	$—
Investments - US treasuries	8,970	8,970	—	—
Total	$22,194	$22,194	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. The Company validates the prices provided by its third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources, as needed. After completing its validation procedures, the Company did not adjust any fair value measurements provided by the pricing services as of September 30, 2024.

The Company recorded no realized gains or losses from the maturity of available-for-sale securities during the three and nine months ended September 30, 2024 and recorded no realized gains or losses and $0.1 million in realized losses from the maturity of available-for-sale securities during the three and nine months ended September 30, 2023, respectively.

6.    Assets Held for Sale

As of September 30, 2024 and December 31, 2023, assets held for sale are summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023
Laboratory furniture and equipment	$—	$1,967
Office furniture and equipment	—	221
Assets held for sale	$—	$2,188

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

The net book value of its long-lived assets, as of December 31, 2023 represents the Company's best estimate of the fair value less costs to sell that could be recovered related to lab and office equipment and furniture as part of the Company's initiative to monetize all remaining assets. As the estimated selling price less costs to sell are based primarily on unobservable inputs as they relate to the location and condition of the specific lab equipment and furniture, they are classified in Level 3 in the fair value hierarchy. In the nine months ended September 30, 2024, the Company conducted an auction, with the assistance of a third party, of its assets held for sale. After the conclusion of the auction, the Company recovered the total net book value of the assets held for sale and recorded a gain on the sale of the assets of $0.2 million within "Other income (loss)" in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024.

7.    Accrued Expenses

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Compensation expense	$2,306	$6,448
Research and development fees	—	968
Accrued accounts payable	60	558
Other current liabilities	1,031	363
Accrued license obligations	56	213
Total	$3,453	$8,550

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

The following tables includes a roll forward of the restructuring activity and payments recorded for the three and nine months ended September 30, 2024 (in thousands):

Severance and Benefits Costs
Balance at June 30, 2024	$2,850
Adjustments to restructuring charges	$183
Cash payments	(805)
Balance at September 30, 2024	$2,228

Severance and Benefits Costs
Balance at December 31, 2023	$5,105
Adjustments to restructuring charges	$(86)
Cash payments	(2,791)
Balance at September 30, 2024	$2,228

8.    Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented.

A reconciliation of basic and diluted net loss per share is as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(2,887)	$(10,752)	$(11,369)	$(19,959)
Basic weighted average common shares outstanding	1,320	1,236	1,285	1,089
Diluted weighted average common shares outstanding	1,320	1,236	1,285	1,089
Basic net loss per share	$(2.19)	$(8.70)	$(8.84)	$(18.33)
Diluted net loss per share	$(2.19)	$(8.70)	$(8.84)	$(18.33)

As of September 30, 2024 and 2023, and as calculated using the treasury stock method, approximately 0.5 million of weighted average shares, were excluded from the calculation of diluted weighted average shares outstanding as their effect was antidilutive.

This amount includes approximately 0.1 million of warrants to purchase one share of the Company’s common stock with an exercise price of  $568.00. These were issued with a five-year term in connection with the 2019 private placement financing and expired in November of 2024.

9.    Stockholders’ Equity

Effective at 5:00 p.m. Eastern Time on April 22, 2024, the Company effected a 1-for-80 Reverse Split of its common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the Reverse Split on a retroactive basis.

The Company had 3,750,000 shares authorized and 1,320,240 shares and 1,236,688 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively, with a par value of $0.001 per share.

The Company had 10,000,000 shares authorized, 15,618 shares of preferred stock issued and outstanding as of September 30, 2024 and  15,618 shares of preferred stock issued and outstanding as of   December 31, 2023. Preferred stock has a par value of $0.001 per share, and the Series A-E convertible preferred stock converts on a factor of 13.34 common shares for each preferred share, and consists of the following:

•	Series A Convertible, 85 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.
•	Series B Convertible, 4,026 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.
•	Series C Convertible, 3,506 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.
•	Series D Convertible, 3,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.
•	Series E Convertible, 5,000 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.
•	Series F Preferred, 1 share issued and outstanding at September 30, 2024, and no shares issued and outstanding at December 31, 2023

Subscription and Investment Representation Agreement (Series F Preferred Stock)

On August 7, 2024, the Company entered into a Subscription and Investment Representation Agreement with the Purchaser, pursuant to which the Company agreed to issue and sell one (1) share of the Company’s Series F Preferred Stock, par value $0.001 per share, to the Purchaser for $1.00 cash. The sale closed on August 7, 2024.

Voting Rights

The Series F Preferred Stock have no voting rights other than the right to vote on the Authorized Share Increase Proposal . Each share of Series F Preferred Stock outstanding on the record date entitles the holder thereof to 25,000,000 votes on Authorized Share Increase Proposal, and all shares of Series F Preferred Stock held by such holder must and will be voted, without further action by such holder, in the same proportion as the aggregate shares of Pieris common stock (excluding any shares of Pieris common stock that are not voted) that are voted on the Authorized Share Increase Proposal. As an example, if 70% of the aggregate votes cast by Pieris common stock voting on the Authorized Share Increase Proposal are voted in favor thereof and 30% of the aggregate votes cast by Pieris common stock voting on the Authorized Share Increase Proposal are voted against such Proposal, then 70% of the votes entitled to be cast by the Series F Preferred Stock will be cast in favor of the Proposal and 30% of such votes will be cast against the Proposal. For purposes of the foregoing, abstentions and broker non-votes will not be considered votes cast.

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

At the 2021 Annual Meeting of Stockholders, held on June 25, 2021, the Company’s stockholders approved the first amendment to the 2020 Plan to add 28,125 shares for issuance under the 2020 Plan. At the 2022 Annual Meeting of Stockholders held on June 22, 2022, the Company’s stockholders approved a second amendment to the 2020 Plan to add 37,500 shares of common stock for issuance under the 2020 Plan. At the 2023 Annual Meeting of Stockholders held on June 21, 2023, the Company’s stockholders approved a third amendment to the 2020 Plan to add 75,000 shares of common stock for issuance under the 2020 Plan. As of September 30, 2024, there are 333,145 shares remaining and available for grant under the 2020 Plan.

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

For the nine months ended September 30, 2024, the Company did not sell any shares under the ATM Program. For the nine months ended September 30, 2023, the Company sold 24.3 million shares for gross proceeds of $20.3 million under the ATM Program at an average stock price of $0.84 per share.

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

There was no cash paid for amounts included in the measurement of the lease liabilities for the three and nine months ended September 30, 2024. Cash paid for amounts included in the measurement of the lease liabilities was $0.5 million and $1.6 million for the three and nine months ended September 30, 2023, respectively.

The following table summarizes operating lease costs included in operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$—	$280	$—	$862
Variable lease costs (1)	—	98	—	476
Total lease cost	$—	$378	$—	$1,338

(1) Variable lease costs include certain additional charges for operating costs, including insurance, maintenance, taxes, utilities, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage.

11.    Merger Agreement with Palvella Therapeutics, Inc.

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

In connection with the Merger, Pieris will seek the approval or ratification, as applicable, by its stockholders of, among other things, (a) the issuance of the shares of Pieris common stock issuable in connection with the Merger under the rules of The Nasdaq Stock Market LLC pursuant to the terms of the Merger Agreement, (b) amendments to the amended and restated articles of incorporation of Pieris to (i) increase the number of shares of authorized common stock and (ii) change the name of Pieris to “Palvella Therapeutics, Inc.” (the approvals described in clause (a) and (b), the “Required Pieris Voting Proposals”) and (c) the adoption of a new 2024 equity incentive plan, in each case, as described in the Merger Agreement.

Each of Pieris and Palvella has agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approvals of their respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) Pieris using its commercially reasonable efforts to maintain the existing listing of the Pieris common stock on Nasdaq and Pieris causing the shares of Pieris common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger and (5) Pieris filing with the SEC and causing to become effective a registration statement to register the shares of Pieris common stock to be issued in connection with the Merger, or Registration Statement. The Registration Statement related to the Merger was included on the Form S-4 filed by the Company with the SEC on August 9, 2024, and was subsequently amended on September 23, 2024, October 15, 2024, November 5, 2024, and November 7, 2024. The Registration Statement was declared effective by the SEC on November 8, 2024.

The transaction is expected to close in the fourth quarter of 2024 and remains subject to stockholder approval.

Contingent Value Rights

At or prior to the Effective Time, Pieris will enter into a Contingent Value Rights Agreement, or CVR Agreement, with a rights agent, or Rights Agent, pursuant to which Pieris’ pre-Merger capital stockholders will receive one contingent value right, or a CVR, for each outstanding share of Pieris common stock held by such stockholder, or share of common stock underlying preferred stock held by such stockholder, on such date. Each CVR will represent the contractual right to receive payments upon the receipt of payments by Pieris or any of its affiliates under certain strategic partner agreements, including existing collaboration agreements pursuant to which Pieris may be entitled to milestones and royalties in the future and other out-licensing agreements for certain of Pieris’ legacy assets, and upon the receipt of certain research and development tax credits in favor of Pieris or any of its affiliates, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement.

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

Securities Purchase Agreement

On July 23, 2024, and in connection with the executed Merger Agreement, Pieris entered into a securities purchase agreement, or the Purchase Agreement, with certain investors, including BVF Partners, L.P., an existing stockholder of Pieris, or the PIPE Investors, pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase (either for cash or in exchange for the termination and cancellation of outstanding convertible notes issued by Palvella), and Pieris agreed to issue and sell to the PIPE Investors, an aggregate of approximately 3,154,241 of shares of Pieris common stock at a price per share equal to $13.7299 multiplied by (x) 0.315478 divided by (y) the Exchange Ratio, or the Purchase Price, subject to adjustment as set forth in the Purchase Agreement, and/or in lieu of Pieris common stock to certain purchasers who so choose, pre-funded warrants, or the Pre-Funded Warrants, to purchase up to 2,592,585 shares of Pieris common stock at a purchase price per Pre-Funded Warrant equal to the Purchase Price minus $0.001, subject to adjustment as set forth in the Purchase Agreement, or the PIPE Financing. The Purchase Agreement contains customary representations and warranties of Pieris, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing, including the consummation of the Merger. The gross proceeds from the PIPE Financing are expected to be approximately $78.9 million, before paying estimated expenses. The closing of the PIPE Financing is expected to occur in connection with and immediately following the consummation of the Merger.

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

At or prior to the closing of the PIPE Financing, Pieris will enter into a registration rights agreement, or the Registration Rights Agreement, with the PIPE Investors pursuant to which the PIPE Investors will be entitled to certain resale registration rights with respect to shares of Pieris common stock issued to the PIPE Investors and any shares of Pieris common stock issued upon exercise of the Pre-Funded Warrants. Pursuant to the Registration Rights Agreement, the Company will be required to prepare and file a resale registration statement with the SEC within 30 days following the closing of the PIPE Financing. The Company shall use its commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within 90 days following the closing of the PIPE Financing (or within 120 days following the PIPE Financing if the SEC reviews the registration statement).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in, or implied by, these forward-looking statements as a result of certain factors, including but not limited to those set forth under the caption “Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as well as those included in this Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024 in Part II, Item 1A.

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

Overview

We are a biotechnology company that historically discovered and developed Anticalin® protein-based drugs to target validated disease pathways in unique and transformative ways. Proprietary to us, Anticalin proteins are a novel class of therapeutics validated in the clinic and through partnerships with leading pharmaceutical companies, including Pfizer (formerly Seagen), and Boston Pharmaceuticals in immuno-oncology, or IO. Our clinical pipeline consists of IO bispecifics in partnership with collaborators including SGN-BB228 (also referred to as PRS-346) targeting CD228 and 4-1BB, and BOS-342 (also referred to as PRS-342) targeting GPC3 and 4-1BB.

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

Merger Agreement

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, (i) each then-outstanding share of Palvella capital stock will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio as defined in the Merger Agreement; and (ii) each then-outstanding Palvella stock option to purchase Palvella common stock will be assumed by us, subject to adjustment as set forth in the Merger Agreement. In connection with the Merger, and contingent on the approval of our stockholders, we intend to amend our amended and restated articles of incorporation to increase the number of shares of authorized common stock, change our corporate name to “Palvella Therapeutics, Inc.” and adopt a new 2024 equity incentive plan. The provisions for calculating the Exchange Ratio are set forth in the Merger Agreement, and assume a valuation for Palvella equal to $95 million, and a valuation for us equal to $21 million, provided, that (a) our net cash as of the closing is greater than $11 million, then our valuation will be adjusted upwards on a dollar-for-dollar basis by the difference of: (i) our net cash, minus (ii) $11 million, and (b) if our net cash is less than $11 million, then Pieris’ valuation will be adjusted downwards on a dollar-for-dollar basis by the difference of: (i) $11 million, minus (ii) our net cash.

Subject to the terms and conditions of, and the calculation of the Exchange Ratio pursuant to, the Merger Agreement, it is currently anticipated that upon the closing of the Merger, our pre-Merger stockholders will own approximately 18% of the combined company and pre-Merger Palvella stockholders will own approximately 82% of the combined company on a pro forma basis, based on the number of shares of our common stock expected to be issued in connection with the Merger. The shares of the combined company purchased by the PIPE Investors in the PIPE Financing (as such terms are defined below) are not reflected in the foregoing percentages.

The provisions for calculating the Exchange Ratio are set forth in the Merger Agreement and assume a valuation for Palvella equal to $95.0 million and a valuation for our company equal to $21.0 million, subject to adjustment based on our net cash as of the date immediately preceding the anticipated closing date, as set forth in the Merger Agreement. The Exchange Ratio is also based on the relative capitalizations of us and Palvella, as further described in the Merger Agreement. For purposes of calculating the Exchange Ratio, for each of us and Palvella, the total number of shares of capital stock of such company issued and outstanding immediately prior to the Merger, expressed on a fully-diluted and as-converted to common stock basis, calculated using the treasury stock method, will be included in the calculation of the Exchange Ratio. Shares of our common stock underlying our stock options outstanding immediately prior to the Effective Time with an exercise price per share of less than the volume weighted average closing trading price of a share of our common stock on the Nasdaq Capital Market, or Nasdaq, for the five consecutive trading days ending five trading days immediately prior to the date upon which the Merger occurs will be deemed to be outstanding, calculated using the treasury stock method, and all shares of Palvella common stock underlying outstanding Palvella stock options, warrants and other derivative securities will be deemed to be outstanding, calculated using the treasury stock method, subject to certain exceptions set forth in the Merger Agreement.

In connection with the Merger, we will seek the approval or ratification, as applicable, by our stockholders of, among other things, (a) the issuance of the shares of our common stock issuable in connection with the Merger under the rules of The Nasdaq Stock Market LLC pursuant to the terms of the Merger Agreement, (b) amendments to our amended and restated articles of incorporation to (i) increase the number of shares of authorized common stock and (ii) change the name of our company to “Palvella Therapeutics, Inc.” (the approvals described in clause (a) and (b), the “Required Pieris Voting Proposals”) and (c) the adoption of a new 2024 equity incentive plan, in each case, as described in the Merger Agreement.

We and Palvella have each agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approvals of their respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of their respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) using our commercially reasonable efforts to maintain the existing listing of our common stock on Nasdaq and us causing the shares of our common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger and (5)  us filing with the SEC and causing to become effective a registration statement to register the shares of our common stock to be issued in connection with the Merger, or the Registration Statement.

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by our stockholders of the Required Pieris Voting Proposals, (2) approval by the Palvella stockholders of the adoption of the Merger Agreement, (3) Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the Merger, (4) the effectiveness of the Registration Statement and (5) the consummation of the PIPE Financing (as defined below), all in accordance with the terms of the Purchase Agreement (as defined below). Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger and the absence of any material adverse effect affecting the other party that is continuing on the closing date.

The Merger Agreement contains certain termination rights of each of us and Palvella, including, subject to compliance with the applicable terms of the Merger Agreement, the right of each party to terminate the Merger Agreement to enter into a definitive agreement for a superior proposal. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Palvella a termination fee of $1.0 million and Palvella may be required to pay us a termination fee of $2.0 million.

At the Effective Time, the board of directors of the combined company is expected to consist of five members, four of whom will be designated by Palvella and one of whom will be designated by us. Palvella’s designees are expected to be Wes Kaupinen, Todd Davis, George Jenkins and Tadd Wessel. Our designee is expected to be Christopher Kiritsy, a current member of our board of directors.

At or prior to the Effective Time, we will enter into a Contingent Value Rights Agreement, or the CVR Agreement, with a rights agent, pursuant to which our pre-Merger capital stockholders will receive one contingent value right, or a CVR, for each outstanding share of our common stock held by such stockholder, or share of common stock underlying preferred stock held by such stockholder, on such date. Each CVR will represent the contractual right to receive payments upon the receipt of payments by us or any of our affiliates under certain strategic partner agreements, including existing collaboration agreements pursuant to which we may be entitled to milestones and royalties in the future and other out-licensing agreements for certain of our legacy assets, and upon the receipt of certain research and development tax credits in favor of us or any of our affiliates, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement.

Each CVR will represent the contractual right to receive cash payments (net of certain expenses and taxes) upon the receipt of payments by us or any of our affiliates under certain strategic partner agreements, including existing collaboration agreements pursuant to which we may be entitled to milestones and royalties in the future and other out-licensing agreements for certain of our legacy assets, and upon the receipt of certain research and development tax credits in favor of us or any of our affiliates, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement. We retain the ability under the Merger Agreement to seek to enter into such agreements related to our legacy assets and intellectual property, including PRS-400 and PRS-220, though we currently do not have any such agreements in place and do not have any plans to divest any material assets. We continue to explore potential transactions for PRS-400 and PRS-220. Our management has determined that there is no value associated with the CVRs as the likelihood of any payments received in connection with our legacy assets is remote.  Unless earlier terminated by the representative of the CVR holders and the combined company, the CVR Agreement will terminate on the date on which no strategic partner agreement is in effect and no payments are payable to us or any of our affiliates under any strategic partner agreement.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that holders of CVRs will receive any amounts with respect thereto. The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in us or any of our affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

The proposed merger transaction is expected to close in the fourth quarter of 2024 and remains subject to stockholder approval.

Concurrently with the execution and delivery of the Merger Agreement, we entered into a common stock purchase agreement, or the Purchase Agreement, with certain investors, including BVF Partners, L.P., an existing stockholder of Pieris, or the PIPE Investors, pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase (either for cash or in exchange for the termination and cancellation of outstanding convertible notes issued by Palvella), and we agreed to issue and sell to the PIPE Investors, an aggregate of up to 3,154,241 of shares of our common stock at a price per share equal to $13.7299 multiplied by (x) 0.315478 divided by (y) the Exchange Ratio, or the Purchase Price, subject to adjustment as set forth in the Purchase Agreement, and/or in lieu of our common stock to certain purchasers who so choose, pre-funded warrants, or the Pre-Funded Warrants, to purchase up to 2,592,585 shares of our common stock at a purchase price per Pre-Funded Warrant equal to the Purchase Price minus $0.001, or the PIPE Financing. The Purchase Agreement contains customary representations and warranties of ours, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing, including the consummation of the Merger. The gross proceeds from the PIPE Financing are expected to be approximately $78.9 million, before paying estimated expenses. The closing of the PIPE Financing is expected to occur in connection with and immediately following the consummation of the Merger.

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

◦

In the Pfizer collaboration, SGN-BB228, a CD228 x 4-1BB bispecific antibody-Anticalin compound, was previously handed over to Pfizer, which is responsible for further advancement and funding of the asset. In January 2023, the first patient was dosed in a Pfizer-sponsored Phase 1 study of SGN-BB228, upon which we achieved a $5.0 million milestone. Pfizer presented preclinical data for this program at the Society for Immunotherapy of Cancer 37th Annual Meeting in November 2022 and at the American Association for Cancer Research (AACR) Annual Meeting in April 2023. Pfizer presented the study design of the Phase 1 study of SGN-BB228 at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2023. The program is one of three programs in the Pfizer alliance, and we believe the previous achievement of a key development milestone for SGN-BB228 validates our approach in IO bispecifics, complementing the encouraging clinical data seen with cinrebafusp alfa. We transferred the second and third programs to Pfizer at the end of 2023, and retain a co-promotion option for one program in the Pfizer collaboration in the United States.

◦

BOS-342 is a GPC3 x 4-1BB bispecific Mabcalin compound that we have exclusively licensed to Boston Pharmaceuticals. In August 2023, the first patient was dosed in a Boston Pharmaceuticals sponsored Phase 1/2 study of BOS-342 in hepatocellular carcinoma (HCC), for which we received a $2.5 million milestone payment and are entitled to receive up to approximately $350 million in potential development, regulatory and sales-based milestone payments, and tiered royalties on potential sales of BOS-342.

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

◦

In July 2022, we received fast track designation from FDA for cinrebafusp alfa. In August 2022, we announced the decision to cease further enrollment in the two-arm, multicenter, open-label Phase 2 study of cinrebafusp alfa as part of a strategic pipeline prioritization to focus our resources. Cinrebafusp alfa has demonstrated clinical benefit in Phase 1 studies, including single agent activity in a monotherapy setting, and in the Phase 2 study in HER2-expressing gastric cancer, giving the Company confidence in its broader 4-1BB franchise. In April 2023, clinical data showing an unconfirmed 100% objective response rate and promising emerging durability profile were presented at the American Association of Cancer Research annual meeting. This data provided encouraging evidence of clinical activity for this program. We previously attempted to partner our cinrebafusp alfa program and because we were ultimately unable to find a partner for this program, we discontinued the program and partnering efforts.

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

Since inception, we have devoted nearly all of our efforts and resources to our research and development activities and have incurred significant net losses. For the three and nine months ended September 30, 2024, we reported net loss of $2.9 million and $11.4 million, respectively. For the three and nine months ended September 30, 2023, we reported net loss of $10.8 million and $20.0 million, respectively. As of September 30, 2024, we had an accumulated deficit of $326.3 million. We expect to continue incurring substantial losses as we devote time and resources into exploring strategic transactions. Our operating expenses have historically been comprised of research and development expenses and general and administrative expenses.

We have not generated any revenues from product sales to date and we do not expect to generate revenues from product sales for the foreseeable future. Our revenues for the nine months ended September 30, 2023 were from license and collaboration agreements with our partners.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2024 and 2023

The following table sets forth our revenues and operating expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$—	$19,520	$53	$41,511

Research and development expenses	(446)	9,595	1,523	37,347
General and administrative expenses	3,581	6,839	11,145	14,526
Asset impairment	—	14,893	—	14,893
Total operating expenses	3,135	31,327	12,668	66,766
Other income
Interest income	169	549	610	1,396
Grant income	—	—	—	3,612
Other income	79	506	636	288
Net loss	$(2,887)	$(10,752)	$(11,369)	$(19,959)

Revenues

The following table provides a comparison of revenue for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
Customer revenue	$—	$15,569	$(15,569)
Collaboration revenue	—	3,951	(3,951)
Total Revenue	$—	$19,520	(19,520)

•

The $15.6 million decrease in customer revenue in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is entirely due to no revenue being recognized in the current period as all obligations related to customer revenue have previously been satisfied.

•

The $4.0 million decrease in collaboration revenues in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is due to no revenue pass through cost or collaboration reimbursement being recognized in the current period as all obligations related to the collaboration agreement have previously been satisfied.

The following table provides a comparison of revenue for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
Customer revenue	$6	$37,665	$(37,659)
Collaboration revenue	47	3,846	(3,799)
Total Revenue	$53	$41,511	(41,458)

•

The $37.7 million decrease in customer revenue in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 reflects only the final, minimal amounts of reimbursement revenue being recognized in the current period as all obligations related to customer revenue have previously been satisfied.

•

The $3.8 million decrease in collaboration revenues in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 reflects final minimal amounts of reimbursement revenue recorded in the current period, as compared to the reimbursement revenue related to the now-terminated S095012 product under the Servier collaboration agreement recorded in the prior period.

Research and Development Expenses

The following table provides a comparison of the research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Increase/(Decrease)
Respiratory	$(36)	$442	$(478)
Immuno-oncology	(501)	1,125	(1,626)
Other R&D activities	91	8,028	(7,937)
Total	$(446)	$9,595	(10,041)

•

The $0.5 million decrease in our respiratory programs for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is due primarily to the completion of winddown activities related to PRS-220 and PRS-400, in connection with the Company's strategic update that was announced and initiated in July 2023. The credit balance for respiratory program expense in the current period is primarily due to a favorable final settlement on the amount owed to a single vendor compared to original estimates.

•

The $1.6 million decrease in our immuno-oncology programs for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is due primarily to decreases in manufacturing and clinical costs for both cinrebafusp alfa and S095012, as such programs have been discontinued or were handed over to partners. The credit balance for IO expense in the current period is primarily due to a favorable final settlement on the amount owed to a single vendor compared to the original estimates.

•

The $7.9 million decrease in other research and development activities expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is driven by lower overall personnel costs due to lower headcount as a result of restructuring actions announced in July 2023 and March 2024, no depreciation in 2024 as a result of the Company's asset sale, and lower overall lab supply costs due to the lab facility wind down.

The following table provides a comparison of the research and development expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
Respiratory	$(118)	$11,330	$(11,448)
Immuno-oncology	29	5,710	(5,681)
Other R&D activities	1,612	20,307	(18,695)
Total	$1,523	$37,347	(35,824)

•

The $11.4 million decrease in our respiratory programs for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is due primarily to the completion of winddown activities related to PRS-220 and PRS-400 in connection with our strategic update that was announced and initiated in July 2023. The credit balance for respiratory program expense in the current period is primarily due to a favorable final settlement on the amount owed to a single vendor compared to the original estimates.

•

The $5.7 million decrease in our immuno-oncology programs for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is due primarily to decreases in manufacturing and clinical costs for both cinrebafusp alfa and S095012, as such programs have been discontinued or handed over to partners. Offsetting IO expense in the first half of 2024, we benefitted from a favorable final settlement in the third quarter of 2024 on the amount owed to a single vendor compared to the original estimates.

•

The $18.7 million decrease in other research and development activities expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is driven by lower overall personnel costs due to lower headcount as a result of restructuring actions announced in July 2023 and March 2024, no depreciation in 2024 as a result of our asset sale, and lower overall lab supply costs due to the lab facility wind down.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended September 30, 2024 and $6.8 million for the three months ended September 30, 2023. The period-over-period decrease was driven by lower overall personnel costs due to lower headcount as a result of restructuring actions announced in July 2023 and March 2024, no depreciation in 2024 as a result of the Company's asset sale process, lower professional services spending given the winddown of programs and activities, and lower rent and facility costs. These benefits were partially offset by higher legal spending related to ongoing strategic alternative evaluation and the impact of lower allocated facility and information technology, or IT, costs to research and development departments given the winddown of research and development programs and activities.

General and administrative expenses were $11.1 million for the nine months ended September 30, 2024 and $14.5 million for the nine months ended September 30, 2023. The period-over-period decrease was driven by lower overall personnel costs due to lower headcount as a result of restructuring actions announced in July 2023 and March 2024 and no depreciation in 2024 as a result of the Company's asset sale process and lower professional services spending given the winddown of programs and activities. These benefits were partially offset by higher legal spending related to ongoing strategic alternative evaluation and the impact of lower allocated facility and IT costs to research and development departments given the winddown of research and development programs and activities.

Other Income (Expense)

Our other income was $0.2 million for the three months ended September 30, 2024 and $1.1 million for the three months ended September 30, 2023. Period-over-period there was a decrease in interest income in the three months ended September 30, 2024 and unrealized losses in the current period due to an overall strengthening U.S. dollar. This was partially offset by a net gain on the sales of all property and equipment compared to the estimated fair value of the assets held for sale.

Our other income was $1.2 million for the nine months ended September 30, 2024 and $5.3 million for the nine months ended September 30, 2023. The period-over-period decrease was primarily due to lower grant income and lower interest income, offset slightly by unrealized gains in the current period due to an overall strengthening U.S. dollar and a net gain on the sales of all property and equipment compared to the estimated fair value of the assets held for sale.

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

Through September 30, 2024, we have funded our operations primarily through private and public sales of equity, payments received under our license and collaboration agreements (including research and development services costs, and upfront and milestone payments), government grants and loans.

As of September 30, 2024, we had a total of $19.4 million in cash, cash equivalents and investments. We have incurred losses in every period since inception, with the exception of the three months ended June 30, 2023, and have a total accumulated deficit of $326.3 million as of September 30, 2024. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to continue to incur operating losses for at least the next several years.

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

The following table provides a summary of operating, investing and financing cash flows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(8,330)	$(34,150)
Net cash provided by investing activities	11,318	8,553
Net cash provided by financing activities	—	19,781

Net cash used in operating activities for the nine months ended September 30, 2024 was $8.3 million compared to net cash used in operating activities of $34.2 million for the nine months ended September 30, 2023. The decrease in cash used in operations in the current period is predominantly attributable to the $38.9 million impact of a reduction in deferred revenue and an offsetting $4.8 million decrease in accounts receivable in the nine months ended September 30, 2023 as compared to the current period in which, given the winddown of operating programs and suspension of research and development activities, there was no cash used in operations related to deferred revenue and only a $0.2 million decrease in accounts receivable.

Net cash provided by investing activities for the nine months ended September 30, 2024 was $11.3 million, as compared to net cash provided by investing activities of $8.6 million for the same period in 2023. The change in net cash used is predominantly attributable to the impact of net investments changes and the timing of maturities in the current period as well as proceeds on the sale of all assets, as compared to the prior period.

There was no net cash provided by financing activities for the nine months ended September 30, 2024, as compared to net cash provided by financing activities of $19.8 million for the same period in 2023. The change in net cash used is predominantly attributable to the $19.7 million impact of the issuance of stock resulting from the ATM Program (as defined in Note 9) sales activity performed during the nine months ended September 30, 2023.

Effective at 5:00 p.m. Eastern Time on April 22, 2024, we effected a 1-for-80 reverse stock split of our common stock. All references to shares of common stock outstanding, average number of shares outstanding and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the reverse stock split on a retroactive basis.

In August 2021, we established the ATM Program under a sales agreement with Jefferies LLC, pursuant to which we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $50.0 million. In November 2022, the sales agreement was amended to provide for an increase in the aggregate offering amount, such that under the ATM Program, as amended, we may offer and sell shares of our common stock, from time to time, up to an aggregate amount of gross sales proceeds of $75.0 million. The ATM Program, as amended, is offered under a shelf registration statement on Form S-3 that was filed with and declared effective by the SEC in August 2021. For the nine months ended September 30, 2024, we did not sell any shares under the ATM Program.

On July 23, 2024, we entered into the Purchase Agreement with the PIPE Investors, including BVF Partners, L.P., an existing stockholder of Pieris, pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase (either for cash or in exchange for the termination and cancellation of outstanding convertible notes issued by Palvella), and we agreed to issue and sell to the PIPE Investors, an aggregate of approximately 3,154,241 of shares of our common stock at a price per share equal to the Purchase Price, subject to adjustment as set forth in the Purchase Agreement, and/or in lieu of our common stock to certain purchasers who so choose, the Pre-Funded Warrants to purchase up to 2,592,585 shares of our common stock at a purchase price per Pre-Funded Warrant equal to the Purchase Price minus $0.001, subject to adjustment as set forth in the Purchase Agreement. The Purchase Agreement contains customary representations and warranties of us, on the one hand, and the PIPE Investors, on the other hand, and customary conditions to closing, including the consummation of the Merger. The gross proceeds from the PIPE Financing are expected to be approximately $78.9 million, before paying estimated expenses. The closing of the PIPE Financing is expected to occur in connection with and immediately following the consummation of the Merger.

The Pre-Funded Warrants do not expire, and each Pre-Funded Warrant will be exercisable at any time after the date of issuance of such Pre-Funded Warrant, subject to a beneficial ownership limitation. A holder of a Pre-Funded Warrant may not exercise such Pre-Funded Warrant if the holder, together with its affiliates, would beneficially own more than 4.99% or 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise, provided, however, that a holder may increase or decrease the beneficial ownership limitation by giving 61 days’ notice to us, but not to any percentage in excess of 19.99%.

At or prior to the closing of the PIPE Financing, we will enter into the Registration Rights Agreement with the PIPE Investors pursuant to which the PIPE Investors will be entitled to certain resale registration rights with respect to shares of our common stock issued to the PIPE Investors and any shares of our common stock issued upon exercise of the Pre-Funded Warrants. Pursuant to the Registration Rights Agreement, we will be required to prepare and file a resale registration statement with the SEC within 30 days following the closing of the PIPE Financing. We shall use our commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within 90 days following the closing of the PIPE Financing (or within 120 days following the PIPE Financing if the SEC reviews the registration statement).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024, and Item 1A of the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, filed with the SEC on May 15, 2024 and August 14, 2024, respectively, for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

10.1	Separation Agreement by and between the Pieris Pharmaceuticals GmbH and Shane Olwill, Ph.D., dated as of July 23, 2024	*#

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

Exhibit Number	Exhibit Description		Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File / Registration Number

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

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

PIERIS PHARMACEUTICALS, INC.

November 13, 2024	By:	/s/ Stephen S. Yoder
Stephen S. Yoder
Chief Executive Officer and President
(Principal Executive Officer)

November 13, 2024	By:	/s/ Thomas Bures
Thomas Bures
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)