Form 10-Q
period 2025-06-30
PALVELLA THERAPEUTICS, INC.
filed 2025-08-14
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Registrant’s common stock outstanding as of August 8, 2025 was 11,059,665.

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2025 and 2024	2
	Condensed Consolidated Statements of Changes in Preferred Stock, Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2025 and 2024	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION		35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

SIGNATURES		37

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
•
our ability to obtain and maintain regulatory approval of our product candidates and our expectations regarding various types of therapy;
•
the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
•
the volatility of capital markets and other macroeconomic factors, including those due to inflationary pressures, tariffs and other trade restrictions or the threat of such actions, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine war, the current conflicts in the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”) and the other documents we file with the Securities and Exchange Commission (the “SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$70,433	$83,602
Accounts receivable	—	358
German research and development tax credit receivable	1,978	1,978
Prepaid expenses and other current assets	1,336	2,296
Total current assets	73,747	88,234
Total assets	$73,747	$88,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,557	$4,586
Derivative liabilities – contingent value right liability	1,978	1,978
Accrued expenses and other current liabilities	3,081	5,474
Total current liabilities	9,616	12,038

Royalty agreement liability	14,511	11,942
Derivative liabilities – royalty agreement	1,840	1,647
Total liabilities	25,967	25,627

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001; 10,000,000 shares authorized; 15,617 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 11,059,665 and 11,012,105 shares issued and outstanding at June 30, 2025 and December 31, 2024	11	11
Additional paid-in capital	159,271	156,328
Accumulated other comprehensive (loss) income	(111)	3
Accumulated deficit	(111,391)	(93,735)
Total stockholders’ equity	47,780	62,607
Total liabilities and stockholders’ equity	$73,747	$88,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$5,118	$1,442	$9,192	$2,426
General and administrative	4,132	1,466	7,929	2,241
Total operating expenses	9,250	2,908	17,121	4,667
Operating loss	(9,250)	(2,908)	(17,121)	(4,667)
Other (expense) income:
Interest expense – royalty agreement	(1,354)	(942)	(2,569)	(1,747)
Interest expense - convertible notes payable	—	(29)	—	(29)
Fair value adjustments on derivative liabilities – royalty agreement	(118)	(271)	(193)	(329)
Interest income (expense), net	690	(86)	1,442	—
Other income, net	561	64	785	64
Loss before income taxes	(9,471)	(4,172)	(17,656)	(6,708)
Income tax benefit (expense)	—	—	—	—
Net loss	$(9,471)	$(4,172)	$(17,656)	$(6,708)
Less: Cumulative Series D preferred dividends	—	(194)	—	(388)
Loss attributable to common stockholders	$(9,471)	$(4,366)	$(17,656)	$(7,096)

Other comprehensive loss:
Foreign currency translation loss	(108)	—	(114)	—
Comprehensive loss	$(9,579)	$(4,366)	$(17,770)	$(7,096)

Net loss per share of common stock – basic and diluted	$(0.86)	$(2.47)	$(1.60)	$(4.01)
Weighted-average shares used in computing net loss per share of common stock – basic and diluted	11,052,741	1,770,167	11,033,327	1,770,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

Six Months Ended June 30, 2025

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	15,617	$—	11,012,105	$11	$156,328	$3	$(93,735)	$62,607
Proceeds from the exercise of stock options	—	—	9,284	—	67	—	—	67
Stock-based compensation	—	—	—	—	1,094	—	—	1,094
Foreign currency translation gain	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(8,185)	(8,185)
Balance at March 31, 2025	15,617	$—	11,021,389	$11	$157,489	$(3)	$(101,920)	$55,577
Proceeds from the exercise of stock options	—	—	38,276	—	349	—	—	349
Stock-based compensation	—	—	—	—	1,433	—	—	1,433
Foreign currency translation gain	—	—	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	—	—	(9,471)	(9,471)
Balance at June 30, 2025	15,617	$—	11,059,665	$11	$159,271	$(111)	$(111,391)	$47,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(Unaudited)

(in thousands, except share amounts)

Six Months Ended June 30, 2024

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	15,360,787	70,603	1,770,167	$2	$1,816	$—	$(76,301)	$(74,483)
Stock-based compensation	—	—	—	—	146	—	—	146
Net loss	—	—	—	—	—	—	(2,536)	(2,536)
Balance at March 31, 2024	15,360,787	$70,603	1,770,167	$2	$1,962	$—	$(78,837)	$(76,873)
Stock-based compensation	—	—	—	—	217	—	—	217
Net loss	—	—	—	—	—	—	(4,172)	(4,172)
Balance at June 30, 2024	15,360,787	$70,603	1,770,167	$2	$2,179	$—	$(83,009)	$(80,828)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,656)	$(6,708)
Adjustments to reconcile net loss income to net cash used in operating activities:
Non-cash interest expense – royalty agreement	2,569	1,748
Non-cash interest expense – convertible note	—	29
Change in fair value of derivative liabilities – royalty agreement	193	329
Stock-based compensation	2,527	363
Costs to issue convertible notes	—	108
Change in operating assets and liabilities:
Accounts receivable	358	—
Prepaid expenses and other current assets	960	(109)
Accounts payable	1,240	510
Accrued expenses and other current liabilities	(2,393)	1,025
Net cash used in operating activities	(12,202)	(2,705)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of transaction costs in connection with Reverse Merger	(1,269)	—
Proceeds from issuance of convertible notes	—	10,000
Payment of transaction costs to issue convertible notes	—	(108)
Proceeds from exercise of stock options	416	—
Net cash (used in) provided by financing activities	(853)	9,892
Effect of exchange rate change on cash and cash equivalents	(114)	—
Net (decrease) increase in cash and cash equivalents	(13,169)	7,187
Cash and cash equivalents at beginning of period	83,602	7,350
Cash and cash equivalents at end of period	$70,433	$14,537

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2025 and year ended December 31, 2024, the Company reported a net loss of $17.7 million and $17.4 million, respectively, and net cash used in operating activities of $12.2 million and $10.8 million, respectively. At June 30, 2025, the Company had an accumulated deficit of $111.4 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2025 or any other future period.

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

At June 30, 2025 and December 31, 2024, the carrying amounts of financial instruments, which include cash and cash equivalents, accounts payable, and accrued expenses and other liabilities, approximate their fair value due to their short maturities. At June 30, 2025 and December 31, 2024, the fair value of the royalty agreement liability, which is based on Level 3 inputs (including probability-weighted cash flow estimates of the Company’s potential future royalty payments and a weighted-average cost of capital of 19.0% and 20.0%, respectively) is approximately $34.0 million and $26.6 million, respectively. The Company records its derivative liabilities at fair value.

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

The Company determined that certain contingent payments that may become payable under the CVR Agreement related to the asset sales prior to the Reverse Merger qualify as derivatives under ASC 815. Upon such time that these payments were assessed a fair value, they were recorded as a liability on the balance sheet. These values are then remeasured for future expected payout or receipt, as well as the increase in fair value due to the time value of money. These gains or losses, if any, are recognized in the condensed consolidated statements of operations within other income, net.

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

Government Grants

The Company recognizes grants from governmental agencies when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to evaluate whether the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, grant income related to research and development costs is recognized as such expenses are incurred. Grant income is recorded as a reduction of research and development costs in the condensed consolidated statements of operations. In September 2024, the Company received a grant award notice from the Department of Health and Human Services in connection with its ongoing Phase 3 clinical trial, SELVA. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.3 million, respectively, of grant income as a reduction to research and development costs in the accompanying condensed consolidated statements of operations. The Company received $0.5 million of grant proceeds from the Department of Health and Human Services in May 2025.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2025 and 2024, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either June 30, 2025 or December 31, 2024 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2025 and December 31, 2024, the Company had no uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact on its consolidated financial statements; however, it does not expect the OBBBA Act to have a material impact on our estimated annual effective tax rate or cash flows in 2025.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net income loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. For the three and six months ended June 30, 2025 and 2024, basic and diluted net loss per share are the same.

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

Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$70,433	$—	$—	$70,433
Total assets measured at fair value	$70,433	$—	$—	$70,433

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$1,840	$1,840
Derivative liabilities – contingent value right liability	—	—	1,978	1,978
Total liabilities measured at fair value	$—	$—	$3,818	$3,818

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$83,602	$—	$—	$83,602
Total assets measured at fair value	$83,602	$—	$—	$83,602

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$1,647	$1,647
Derivative liabilities – contingent value right liability	—	—	1,978	1,978
Total liabilities measured at fair value	$—	$—	$3,625	$3,625

Cash and cash equivalents as of June 30, 2025 and December 31, 2024 includes cash and investments in money market funds. Money market funds, which are cash equivalents, are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

Assumptions Used in Determining Fair Value of Derivative Liabilities

The key assumptions used to determine the fair value of the derivative liabilities – royalty agreement at June 30, 2025 and December 31, 2024 are as follows:

	June 30,	December 31,
	2025	2024
Discount rate	19.0%	20.0%
Probability rate of achieving FDA approval of a product	56.6%	56.6%
Expected term to FDA regulatory approval of a product	2.0 years	2.5 years

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liabilities – Royalty Agreement

	2025	2024
Derivative liabilities - royalty agreement
Balance at January 1	$1,647	$1,014
Fair value adjustments on derivative liabilities	193	329
Balance at June 30	$1,840	$1,343

The derivative liabilities – royalty agreement is classified as long term on the Company’s condensed consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

Derivative Liabilities – Contingent Value Right Liability

	2025	2024
Derivative liabilities - contingent value rights
Balance at January 1	$1,978	$—
Fair value adjustments on derivative liabilities	—	—
Balance at June 30	$1,978	$—

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

The total amount of potential future milestone payments remaining under the arrangement was $5.0 million as of June 30, 2025. The potential future milestone payments represent derivative liabilities with a fair value of $1.8 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively, which are classified as “derivative liabilities – royalty agreement” on the accompanying condensed consolidated balance sheets. See Note 4 for fair value measurements.

The Company’s obligation to pay tiered royalties under the Ligand Agreement was determined to be a debt instrument based on the likelihood of repaying the amounts provided to fund the development of QTORIN rapamycin and that the Company has significant continuing involvement in the generation of the cash flows potentially due to Ligand. This obligation is reflected as royalty agreement liability which is classified as a long-term liability on the accompanying condensed consolidated balance sheets and was $14.5 million and $11.9 million as of June 30, 2025 and December 31, 2024, respectively. Interest expense with respect to the royalty agreement liability is determined using the effective interest method based upon probability-adjusted cash flow estimates of the Company’s potential future royalty payments under the Ligand Agreement, yielding an effective interest rate of 39.9% as of June 30, 2025 and December 31, 2024. Changes in these estimates impact the amount of interest expense recognized through the accompanying condensed consolidated statements of operations. The Company incurred non-cash interest expense of $1.4 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.6 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively, all of which is a component of the royalty agreement liability on the accompanying condensed consolidated balance sheets.

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

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Professional fees	$399	$808
Compensation expense (1)	786	3,073
Research and development expenses	971	404
Other	925	1,189
Total accrued expenses and other current liabilities	$3,081	$5,474

_______________

(1)
Includes accrued severance, bonus, and retention payments of $2.1 million for current and former Pieris employees as of December 31, 2024.

Note 7. Stockholders’ Equity

Authorized Capital

Upon closing of the Reverse Merger, pursuant to the terms of the Amendment to the Company’s Amended and Restated Articles of Incorporation with the Nevada Secretary of State, the Company was authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share (“Common Stock”). As of June 30, 2025 and December 31, 2024, 11,059,665 and 11,012,105 shares of Common stock were issued and outstanding, respectively.

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

In connection with the Reverse Merger, 15,617 shares of Preferred Stock remain outstanding and convert on a factor of 13.34 common shares for each preferred share, and consists of the following as of June 30, 2025 and December 31, 2024:

•
Series A Convertible Preferred Stock, 85 shares issued and outstanding
•
Series B Convertible Preferred Stock, 4,026 shares issued and outstanding
•
Series C Convertible Preferred Stock, 3,506 shares issued and outstanding
•
Series D Convertible Preferred Stock, 3,000 shares issued and outstanding
•
Series E Convertible Preferred Stock, 5,000 shares issued and outstanding

Common Stock and Pre-Funded Warrants

Each share of the Company’s common stock is entitled to one vote and all shares rank equally as to voting and other matters. Dividends may be declared and paid on the common stock from funds legally available therefore, if, as and when determined by the Board of Directors.

The Company has pre-funded warrants outstanding to purchase an aggregate of 2,466,456 shares of common stock as of June 30, 2025 and December 31, 2024. The pre-funded warrants are exercisable at any time for an exercise price of $0.001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% or 4.99% of the outstanding common stock, depending on the investor and subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity.

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

As of June 30, 2025, 2,077,974 shares of the Company’s common stock were issued under the 2024 Plan.

In connection with the Reverse Merger, all of the options outstanding under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) were adjusted with respect to the number of shares and exercise price to reflect the Exchange Ratio. As of June 30, 2025, 617,512 shares of the Company’s common stock were outstanding under the 2019 Plan and no further grants will be made under the 2019 Plan.

For incentive stock options and non-statutory stock options, the option exercise price may not be less than 100% of the estimated fair value on the date of grant. Options granted to employees typically vest over a four-year period but may be granted with different vesting terms. The options expire ten years from the grant date.

The following table summarizes stock option activity for the Company’s equity incentive plans for the six months ended June 30, 2025:

	Common	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Remaining
	Stock	Price per	Contractual
	Options	Share	Life (in years)
Outstanding at December 31, 2024	1,673,352	$11.55	8.6
Granted	1,117,509	$16.36
Exercised	(47,560)	$8.73
Forfeited / Cancelled	(47,800)	$13.60
Outstanding at June 30, 2025	2,695,501	$13.56	8.9
Exercisable at June 30, 2025	576,249	$9.96	6.9

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$510	$157	$900	$290
General and administrative	923	60	1,627	73
Total stock-based compensation expense	$1,433	$217	$2,527	$363

As of June 30, 2025, there was approximately $20.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average service period of 3.25 years.

The weighted average fair value of stock options granted during the six months ended June 30, 2025 was $11.87 per share which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	72.49% – 75.55%
Risk-free interest rate	3.90% – 4.47%
Expected term (years)	5.50 – 6.08
Expected dividend yield	—

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

Note 10. Segment Information

The Company is comprised of one reportable segment, the Company operations. As of June 30, 2025, the Company operations segment has not generated any product revenue since inception, as it does not yet have approved products for sale. However, the Company operations segment anticipates future revenue generation upon the successful development and commercialization of product candidates either independently or through partnerships.

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

The following table reconciles segment direct profit or loss to the Company’s consolidated results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development:
QTORIN rapamycin for microcystic LM	$1,235	$422	$2,389	$425
QTORIN rapamycin for microcystic LM - Government grant income	(212)	—	(339)	—
QTORIN rapamycin for cutaneous VM	354	—	700	—
QTORIN rapamycin CMC	1,517	40	2,289	153
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	1,501	704	2,823	1,351
Consultants	385	183	632	351
Other	338	93	698	146
Total research and development	$5,118	$1,442	$9,192	$2,426
General and administrative:
Salaries and stock-based compensation	$1,744	$411	$3,197	$757
Consultants	914	786	1,910	946
Other	1,474	269	2,822	538
Total general and administrative	$4,132	$1,466	$7,929	$2,241
Loss from operations	$(9,250)	$(2,908)	$(17,121)	$(4,667)

Note 11. Subsequent Events

Subsequent events have been evaluated through August 14, 2025, which is the date the accompanying condensed consolidated financial statements were issued.

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

Recent Developments

•
In May 2025, we received initial proceeds of $0.5 million from our previously announced grant from the FDA Office of Orphan Products Development supporting our ongoing Phase 3 SELVA trial.
•
In June 2025, the United States Patent and Trademark Office (USPTO) granted us our sixth U.S. patent (No. 12,329,748) covering 0.1-20% anhydrous compositions of rapamycin and other mTOR inhibitors.
•
In June 2025, we announced the successful completion of enrollment in our Phase 3 SELVA trial with 51 subjects enrolled.

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

QTORIN rapamycin for the treatment of microcystic LMs

Microcystic LMs is a rare, chronically debilitating, and lifelong genetic disease of the lymphatic system characterized by lymphorrhea, which is the persistent discharge of internal lymph fluid from disrupted lymphatic vessels, and acute cellulitis, or a bacterial infection of the skin underlying tissues. The specific pathophysiology of microcystic LMs is primarily the result of somatic activating mutations in the PIK3CA gene that result in increased activation of the PI3K/mTOR pathway and subsequent lymphatic hyperplasia. Because microcystic LMs have a well-understood pathophysiology and a well-defined disease course, we believe an appropriate clinical study for this rare disease is a baseline-controlled Phase 3 study using clinician assessments. There are currently no FDA-approved treatments for the estimated more than 30,000 individuals in the U.S. with microcystic LMs.

In the third quarter of 2024, we initiated SELVA, a 24-week, Phase 3, single-arm, baseline-controlled clinical trial of QTORIN rapamycin administered topically once daily for the treatment of microcystic LMs. The primary efficacy endpoint is the change from baseline in the overall microcystic LM Investigator Global Assessment, a 7-point clinician rated changes scale, at week 24. In the first quarter of 2025, we announced the expansion of our SELVA trial to include patients ages 3 to 5 years old. Previously, trial participants were required to be at least 6 years old. In the second quarter of 2025 we completed enrollment in the SELVA trial with 51 subjects enrolled, exceeding the original target of approximately 40 participants. Following an 8-week baseline period and 24-week evaluation, eligible participants may continue treatment in an open-label extension study. The open-label extension study also remains open to enrolling new subjects aged three to five years who meet the study’s inclusion criteria. We expect to report top-line data for the Phase 3 study in the first quarter of 2026.

We have received Breakthrough Therapy Designation, Fast Track Designation, and Orphan Drug Designation from the FDA for QTORIN rapamycin for the treatment of microcystic LMs. Orphan Drug Designation has also been granted by the European Medicines Agency. In addition, we have been awarded an FDA Orphan Products Clinical Trials Grant for up to $2.6 million supporting the SELVA Phase 3 study. In May 2025, we received initial proceeds of $0.5 million from the FDA under such grant.

QTORIN rapamycin for the treatment of cutaneous VMs

Cutaneous VMs is a serious, rare condition characterized by the overgrowth of veins that protrude through the skin and are characterized by deformities, functional impairment and hemorrhaging. They present as dilated, tortuous vessels that manifest as bluish or purplish patches or nodules on the skin. These malformations result from developmental errors in venous morphogenesis during embryogenesis, leading to abnormal connections between veins and capillaries. Cutaneous VMs cause functional impairment, significantly impact quality of life and are associated with severe long-term complications. There are currently no FDA-approved treatments for the estimated more than 75,000 individuals in the U.S. with cutaneous VMs.

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

Impact of Global and Macroeconomic Events

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, increased U.S. trade tariffs and retaliatory tariffs, interest rate and currency rate fluctuations, new laws and regulations enacted by the Trump administration, including, but not limited to, the recently enacted One Big Beautiful Bill Act, economic slowdown or recession, banking instability, monetary policy changes, and geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto, rapid changes in our regulatory landscape in the United States, including significant staffing reductions and unexpected shifts in leadership of certain federal agencies, and an uncertain legislative environment and supply chain disruptions. While our management is closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on its participants in its Phase 3 clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Part I, Item 1A “Risk Factors” of our 2024 Form 10-K.

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

Other (Expense) Income

Our other (expense) income for the three and six months ended June 30, 2025 and 2024 primarily consists of: (i) non-cash interest (expense) income related to our obligation to make future royalty payments pursuant to the Amended Ligand Agreement, which was determined to be a debt instrument; (ii) fair value adjustments related to our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability; and (iii) interest income (expense), net.

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

We had no provision for income taxes for the three and six months ended June 30, 2025 and 2024.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
Operating expenses:
Research and development	$5,118	$1,442	$3,676	$9,192	$2,426	$6,766
General and administrative	4,132	1,466	2,666	7,929	2,241	5,688
Total operating expenses	9,250	2,908	6,342	17,121	4,667	12,454
Operating loss	(9,250)	(2,908)	(6,342)	(17,121)	(4,667)	(12,454)
Other (expense) income:
Interest expense – royalty agreement	(1,354)	(942)	(412)	(2,569)	(1,747)	(822)
Interest expense - convertible notes payable	—	(29)	29	—	(29)	29
Fair value adjustments on derivative liabilities – royalty agreement	(118)	(271)	153	(193)	(329)	136
Interest income (expense), net	690	(86)	776	1,442	—	1,442
Other income, net	561	64	497	785	64	721
Loss before income taxes	(9,471)	(4,172)	(5,299)	(17,656)	(6,708)	(10,948)
Income tax benefit (expense)	—	—	—	—	—	—
Net loss	$(9,471)	$(4,172)	$(5,299)	$(17,656)	$(6,708)	$(10,948)

Research and Development Expenses

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	$ Change	2025	2024	$ Change
QTORIN rapamycin for microcystic LM	$1,235	$422	$813	$2,389	$425	$1,964
QTORIN rapamycin for microcystic LM - Government grant income	(212)	—	(212)	(339)	—	(339)
QTORIN rapamycin for cutaneous VM	354	—	354	700	—	700
QTORIN rapamycin CMC	1,517	40	1,477	2,289	153	2,136
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	1,501	704	797	2,823	1,351	1,472
Consultants	385	183	202	632	351	281
Other	338	93	245	698	146	552
Total research and development expenses	$5,118	$1,442	$3,676	$9,192	$2,426	$6,766

The increase in research and development expenses during each of the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, was primarily due to increased spending on the clinical development of QTORIN rapamycin for the treatment of microcystic LMs and cutaneous venous malformations, including conducting our Phase 3 SELVA and Phase 2 TOIVA trials, which were initiated in 2024. Additional increases include CMC costs for all programs and increased compensation costs as a result of headcount additions in late 2024 and early 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 were $4.1 million, as compared to $1.5 million for the three months ended June 30, 2024. General and administrative expenses for the six months ended June

30, 2025 were $7.9 million, as compared to $2.2 million for the six months ended June 30, 2024. The increase in general and administrative expenses during each of the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, was primarily due to increased employee compensation expense due to headcount additions, as well as increased professional services related to operating as a publicly-traded company.

Total Other (Expense) Income

Total other (expense) income, net for the three months ended June 30, 2025 was $0.2 million of expense, as compared to $1.3 million of expense for the three months ended June 30, 2024. Total other (expense) income, net for the six months ended June 30, 2025 was $0.5 million of expense, as compared to $2.0 million of expense for the six months ended June 30, 2024. The significant components of other (expense) income are more fully described below.

Interest expense – royalty agreement

During the three months ended June 30, 2025, we recorded interest expense of approximately $1.4 million, as compared to approximately $0.9 million for the three months ended June 30, 2024. During the six months ended June 30, 2025, we recorded interest expense of approximately $2.6 million, as compared to approximately $1.7 million for the six months ended June 30, 2024. Interest expense recorded in all periods related to the change in fair value of our royalty agreement liability.

Fair value adjustments on derivative liabilities – royalty agreement

During the three months ended June 30, 2025, we recorded a non-cash loss on derivative liabilities of approximately $0.1 million, as compared to approximately $0.3 million for the three months ended June 30, 2024. During the six months ended June 30, 2025, we recorded a non-cash loss on derivative liabilities of approximately $0.2 million, as compared to approximately $0.3 million for the six months ended June 30, 2024. The non-cash loss recorded in all periods related to the change in fair value of our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability.

Interest income (expense), net

During the three months ended June 30, 2025, we recorded $0.7 million of interest income, net, as compared to $0.1 million of interest expense for the three months ended June 30, 2024. During the six months ended June 30, 2025, we recorded $1.4 million of interest income, net, as compared to $0 for the six months ended June 30, 2024. The increase during each of the three and six months ended June 30, 2025, as compared to the corresponding periods in 2024, was primarily due to increases in the average balances held in interest-bearing cash and money market funds.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders for the three months ended June 30, 2025 and 2024 was $9.5 million and $4.4 million, respectively, and our net loss applicable to common stockholders for the six months ended June 30, 2025 and 2024 was $17.7 million and $7.1 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and have primarily funded our operations with proceeds from the Amended Ligand Agreement and the sale of debt and equity securities, including common stock, convertible preferred stock and convertible notes. During the six months ended June 30, 2025, we incurred a net loss of $17.7 million and reported net cash used in operating activities of $12.2 million. As of June 30, 2025, we had an accumulated deficit of $111.4 million and cash and cash equivalents of $70.4 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and, to a lesser extent, general and administrative expenditures.

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

Future Funding Requirements

We have not generated product revenue or achieved profitability since our inception and expect to continue to incur net losses for the foreseeable future. As of June 30, 2025, we had approximately $70.4 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the one year period following the date of the filing of this Quarterly Report on Form 10-Q. Moreover, we expect our losses to increase as we continue to advance our product candidates through clinical trials and regulatory submissions. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates, which may not be currently contemplated in our planned operations. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, license payments or milestone obligations that may arise, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that our cash and cash equivalents on hand as of June 30, 2025 will be sufficient to fund our operating expenses into the second half of 2027. To continue to finance our operations beyond that point, we may need to raise additional capital, the success of which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. If we receive regulatory approval for QTORIN rapamycin for the treatment of microcystic LM, or any of our future product candidates, we expect to incur significant commercialization expenses related to manufacturing, sales, marketing, and distribution, or from any out-licensing of the product. We are also responsible for up to $5.0 million in milestone payments to Ligand under the Amended Ligand Agreement upon the achievement of certain regulatory milestones by us related to QTORIN rapamycin, which may be triggered prior to the commercialization of any of our product candidates and ability to generate revenue.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(12,202)	$(2,705)
Net cash (used in) provided by financing activities	(853)	9,892
Effect of exchange rate change on cash and cash equivalents	(114)	—
Net (decrease) increase in cash and cash equivalents	$(13,169)	$7,187

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates, including general and administrative support, which increased due to greater research and development efforts in 2025, increased costs to operate as a public company, as well as the timing of payments and increase in accounts payable.

Net cash (used in) provided by financing activities

For the six months ended June 30, 2025, net cash used in financing activities was $0.9 million, consisting primarily of payments of transaction costs incurred in connection with the Business Combination and proceeds from the exercise of options.

For the six months ended June 30, 2024, net cash provided by financing activities was $9.9 million, entirely attributable to proceeds from issuance of convertible notes payable of $10.0 million less issuance costs of $0.1 million.

Contractual Obligations and Commitments

During the six months ended June 30, 2025, there were no material changes outside the ordinary course of our business to our contractual obligations and cash requirements, as disclosed in our 2024 Form 10-K.

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

During the six months ended June 30, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
10.1*+	Offer Letter, dated May 21, 2025, by and between Ashley Kline and Palvella Therapeutics, Inc.
10.2*+	Severance Agreement, dated May 21, 2025, by and between Ashley Kline and Palvella Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palvella Therapeutics, Inc.

By:
Date: August 14, 2025		/s/ Wesley H. Kaupinen
Wesley H. Kaupinen
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Matthew E. Korenberg
Date: August 14, 2025		Matthew E. Korenberg
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)