Form 10-Q
period 2025-09-30
PALVELLA THERAPEUTICS, INC.
filed 2025-11-12
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 001-37471

Palvella Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Nevada	30-0784346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
353 W. Lancaster Ave, Suite 200 Wayne, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 253-1461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PVLA	The Nasdaq Capital Market

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

The number of shares of Registrant’s common stock outstanding as of November 7, 2025 was 11,836,490.

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
•
our ability to utilize our proprietary drug development platform to develop a pipeline of product candidates to address unmet needs in rare skin disease indications;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$63,567	$83,602
Accounts receivable	—	358
German research and development tax credit receivable	2,216	1,978
Prepaid expenses and other current assets	1,154	2,296
Total current assets	66,937	88,234
Total assets	$66,937	$88,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,481	$4,586
Derivative liabilities – contingent value right liability	2,216	1,978
Accrued expenses and other current liabilities	4,615	5,474
Total current liabilities	10,312	12,038

Royalty agreement liability	16,021	11,942
Derivative liabilities – royalty agreement	1,922	1,647
Total liabilities	28,255	25,627

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001; 10,000,000 shares authorized; 15,617 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 11,088,329 and 11,012,105 shares issued and outstanding at September 30, 2025 and December 31, 2024	11	11
Additional paid-in capital	161,303	156,328
Accumulated other comprehensive (loss) income	104	3
Accumulated deficit	(122,736)	(93,735)
Total stockholders’ equity	38,682	62,607
Total liabilities and stockholders’ equity	$66,937	$88,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$6,528	$3,182	$15,720	$5,608
General and administrative	3,649	1,880	11,578	4,121
Total operating expenses	10,177	5,062	27,298	9,729
Operating loss	(10,177)	(5,062)	(27,298)	(9,729)
Other (expense) income:
Interest expense – royalty agreement	(1,510)	(1,017)	(4,079)	(2,764)
Interest expense – convertible notes payable	—	(220)	—	(249)
Fair value adjustments on derivative liabilities – royalty agreement	(82)	(75)	(275)	(404)
Fair value adjustments on convertible notes payable	—	(568)	—	(568)
Fair value adjustments on derivative liabilities – contingent value right liability	(238)	—	(238)	—
Interest income (expense), net	628	187	2,070	361
Other income (expense), net	34	(20)	819	(130)
Loss before income taxes	(11,345)	(6,775)	(29,001)	(13,483)
Income tax benefit (expense)	—	—	—	—
Net loss	$(11,345)	$(6,775)	$(29,001)	$(13,483)
Less: Cumulative Series D preferred dividends	—	(194)	—	(582)
Loss attributable to common stockholders	$(11,345)	$(6,969)	$(29,001)	$(14,065)

Other comprehensive loss:
Foreign currency translation gain	215	—	101	—
Comprehensive loss	$(11,130)	$(6,969)	$(28,900)	$(14,065)

Net loss per share of Common Stock – basic and diluted	$(1.03)	$(3.94)	$(2.63)	$(7.95)
Weighted-average shares used in computing net loss per share of Common Stock – basic and diluted	11,064,282	1,770,167	11,043,758	1,770,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

Nine Months Ended September 30, 2025

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	15,617	$—	11,012,105	$11	$156,328	$3	$(93,735)	$62,607
Stock option exercises	—	—	9,284	—	67	—	—	67
Stock-based compensation	—	—	—	—	1,094	—	—	1,094
Foreign currency translation loss	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(8,185)	(8,185)
Balance at March 31, 2025	15,617	$—	11,021,389	$11	$157,489	$(3)	$(101,920)	$55,577
Stock option exercises	—	—	38,276	—	349	—	—	349
Stock-based compensation	—	—	—	—	1,433	—	—	1,433
Foreign currency translation loss	—	—	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	—	—	(9,471)	(9,471)
Balance at June 30, 2025	15,617	$—	11,059,665	$11	$159,271	$(111)	$(111,391)	$47,780
Stock option exercises	—	—	28,664	—	242	—	—	242
Stock-based compensation	—	—	—	—	1,790	—	—	1,790
Foreign currency translation gain	—	—	—	—	—	215	—	215
Net loss	—	—	—	—	—	—	(11,345)	(11,345)
Balance at September 30, 2025	15,617	$—	11,088,329	$11	$161,303	$104	$(122,736)	$38,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(Unaudited)

(in thousands, except share amounts)

Nine Months Ended September 30, 2024

	Convertible				Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balance at December 31, 2023	15,360,787	70,603	1,770,167	$2	$1,816	$—	$(76,301)	$(74,483)
Stock-based compensation	—	—	—	—	146	—	—	146
Net loss	—	—	—	—	—	—	(2,536)	(2,536)
Balance at March 31, 2024	15,360,787	$70,603	1,770,167	$2	$1,962	$—	$(78,837)	$(76,873)
Stock-based compensation	—	—	—	—	217	—	—	217
Net loss	—	—	—	—	—	—	(4,172)	(4,172)
Balance at June 30, 2024	15,360,787	$70,603	1,770,167	$2	$2,179	$—	$(83,009)	$(80,828)
Stock-based compensation	—	—	—	—	199	—	—	199
Net loss	—	—	—	—	—	—	(6,775)	(6,775)
Balance at September 30, 2024	15,360,787	$70,603	1,770,167	$2	$2,378	$—	$(89,784)	$(87,404)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,001)	$(13,483)
Adjustments to reconcile net loss income to net cash used in operating activities:
Non-cash interest expense – royalty agreement	4,079	2,764
Non-cash interest expense – convertible note	—	249
Change in fair value of derivative liabilities – royalty agreement	275	404
Change in fair value of derivative liabilities – contingent value right liability	238	—
Change in fair value of convertible notes payable	—	568
Stock-based compensation	4,317	562
Costs to issue convertible notes	—	129
Change in operating assets and liabilities:
Accounts receivable	358	—
Prepaid expenses and other current assets	1,142	(243)
Accounts payable	104	2,195
Accrued expenses and other current liabilities	(1,592)	1,408
Net cash used in operating activities	(20,080)	(5,447)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of transaction costs in connection with Reverse Merger	(1,269)	—
Proceeds from issuance of convertible notes	—	12,433
Payment of transaction costs to issue convertible notes	—	(129)
Proceeds from exercise of stock options	658	—
Net cash (used in) provided by financing activities	(611)	12,304
Effect of exchange rate change on cash and cash equivalents	656	—
Net (decrease) increase in cash and cash equivalents	(20,035)	6,857
Cash and cash equivalents at beginning of period	83,602	7,350
Cash and cash equivalents at end of period	$63,567	$14,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Organization and Liquidity

Business

Palvella Therapeutics, Inc. (the “Company,” or “Palvella”) (previously named Pieris Pharmaceuticals, Inc. (“Pieris”)), a Nevada corporation, is a late clinical-stage biopharmaceutical company committed to serving individuals suffering from serious, rare skin diseases without approved therapies. The Company’s lead product candidate, QTORIN 3.9% rapamycin anhydrous gel (“QTORIN rapamycin”), is based on the Company’s patented QTORIN platform. QTORIN rapamycin is in clinical development for two rare genetic skin diseases. Since inception, the Company has devoted substantially all of its resources to identifying, researching and conducting preclinical and clinical activities for its product candidates, and developing its platform technology, organizing and staffing the Company, business planning, raising capital and establishing its intellectual property portfolio. The Company’s principal executive offices are located in Wayne, Pennsylvania.

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2025 and year ended December 31, 2024, the Company reported a net loss of $29.0 million and $17.4 million, respectively, and net cash used in operating activities of $20.1 million and $10.8 million, respectively. At September 30, 2025, the Company had an accumulated deficit of $122.7 million.

Management does not expect to generate commercial revenue or operating cash flows in the near-term, including in the next two years. The Company’s ability to continue as a going concern in the near term is largely dependent on its existing cash and cash equivalents balance and ability to obtain additional sources of financing in order to fund operating expenses, complete development of its product candidates, obtain regulatory approvals, launch, and commercialize its product candidates, and continue research and development programs. Assuming no additional fund raising, the Company’s forecasted cash required to fund operations indicates that the Company has sufficient funds to support operations through at least the one-year period from the issuance date of these condensed consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2025 or any other future period.

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

At September 30, 2025 and December 31, 2024, the carrying amounts of financial instruments, which include cash and cash equivalents, accounts payable, and accrued expenses and other liabilities, approximate their fair value due to their short maturities. At September 30, 2025 and December 31, 2024, the fair value of the royalty agreement liability, which is based on Level 3 inputs (including probability-weighted cash flow estimates of the Company’s potential future royalty payments and a weighted-average cost of capital of 19.0% and 20.0%, respectively) is approximately $36.3 million and $26.6 million, respectively. The Company records its derivative liabilities at fair value.

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

Government Grants

The Company recognizes grants from governmental agencies when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to evaluate whether the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, grant income related to research and development costs is recognized as such expenses are incurred. Grant income is recorded as a reduction of research and development costs in the condensed consolidated statements of operations. In September 2024, the Company received a grant award notice from the Department of Health and Human Services in connection with its ongoing Phase 3 clinical trial, SELVA. During the three and nine months ended September 30, 2025, the Company recognized less than $0.1 million and $0.4 million, respectively, of grant income as a reduction to research and development costs in the accompanying condensed consolidated statements of operations. The Company received $0.5 million of grant proceeds from the Department of Health and Human Services in May 2025 and $0.6 million in October 2025.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2025 and 2024, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either September 30, 2025 or December 31, 2024 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2025 and December 31, 2024, the Company had no uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA enacted during the quarter and estimated its impact on the consolidated financial statements to be immaterial. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net income loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. For the three and nine months ended September 30, 2025 and 2024, basic and diluted net loss per share are the same.

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

Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$63,567	$—	$—	$63,567
Total assets measured at fair value	$63,567	$—	$—	$63,567

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$1,922	$1,922
Derivative liabilities – contingent value right liability	—	—	2,216	2,216
Total liabilities measured at fair value	$—	$—	$4,138	$4,138

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$83,602	$—	$—	$83,602
Total assets measured at fair value	$83,602	$—	$—	$83,602

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$1,647	$1,647
Derivative liabilities – contingent value right liability	—	—	1,978	1,978
Total liabilities measured at fair value	$—	$—	$3,625	$3,625

Cash and cash equivalents as of September 30, 2025 and December 31, 2024 includes cash and investments in money market funds. Money market funds, which are cash equivalents, are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

Assumptions Used in Determining Fair Value of Derivative Liabilities

The key assumptions used to determine the fair value of the derivative liabilities – royalty agreement at September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Discount rate	19.0%	20.0%
Probability rate of achieving FDA approval of a product	56.6%	56.6%
Expected term to FDA regulatory approval of a product	1.75 years	2.50 years

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liabilities – Royalty Agreement

	2025	2024
Derivative liabilities - royalty agreement
Balance at January 1	$1,647	$1,014
Fair value adjustments on derivative liabilities	275	404
Balance at September 30	$1,922	$1,418

The derivative liabilities – royalty agreement is classified as long term on the Company’s condensed consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

Derivative Liabilities – Contingent Value Right Liability

	2025	2024
Derivative liabilities - contingent value right liability
Balance at January 1	$1,978	$—
Fair value adjustments on derivative liabilities	238	—
Balance at September 30	$2,216	$—

The derivative liabilities – contingent value rights is classified as short term on the Company’s condensed consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

The Company applies a scenario-based method and weighs them based on the possible likelihood of certain contingencies triggering payments due under the CVR for the liability recognized. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The estimated value of the CVR is based upon available information and certain assumptions, which the Company's management believes are reasonable under the circumstances. As of September 30, 2025, the fair value adjustment for the CVR is driven from foreign currency translation. The change in fair value has been recorded in fair value adjustments on derivative liabilities - contingent value right liability on the condensed consolidated statement of operations.

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

The total amount of potential future milestone payments remaining under the arrangement was $5.0 million as of September 30, 2025. The potential future milestone payments represent derivative liabilities with a fair value of $1.9 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively, which are classified as “derivative liabilities – royalty agreement” on the accompanying condensed consolidated balance sheets. See Note 4 for fair value measurements.

The Company’s obligation to pay tiered royalties under the Ligand Agreement was determined to be a debt instrument based on the likelihood of repaying the amounts provided to fund the development of QTORIN rapamycin and that the Company has significant continuing involvement in the generation of the cash flows potentially due to Ligand. This obligation is reflected as royalty agreement liability which is classified as a long-term liability on the accompanying condensed consolidated balance sheets and was $16.0 million and $11.9 million as of September 30, 2025 and December 31, 2024, respectively. Interest expense with respect to the royalty agreement liability is determined using the effective interest method based upon probability-adjusted cash flow estimates of the Company’s potential future royalty payments under the Ligand Agreement, yielding an effective interest rate of 39.9% as of September 30, 2025 and December 31, 2024. Changes in these estimates impact the amount of interest expense recognized through the accompanying condensed consolidated statements of operations. The Company incurred non-cash interest expense of $1.5 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $4.1 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively, all of which is a component of the royalty agreement liability on the accompanying condensed consolidated balance sheets.

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

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Professional fees	$614	$808
Compensation expense (1)	1,247	3,073
Research and development expenses	1,703	404
Other	1,051	1,189
Total accrued expenses and other current liabilities	$4,615	$5,474

_______________

(1)
Includes accrued severance, bonus, and retention payments of $2.1 million for current and former Pieris employees as of December 31, 2024.

Note 7. Stockholders’ Equity

Authorized Capital

Upon closing of the Reverse Merger, pursuant to the terms of the Amendment to the Company’s Amended and Restated Articles of Incorporation with the Nevada Secretary of State, the Company was authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share (“Common Stock”). As of September 30, 2025 and December 31, 2024, 11,088,329 and 11,012,105 shares of Common stock were issued and outstanding, respectively.

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

In connection with the Reverse Merger, 15,617 shares of Preferred Stock remain outstanding and convert on a factor of 13.34 common shares for each preferred share, and consists of the following as of September 30, 2025 and December 31, 2024:

•
Series A Convertible Preferred Stock, 85 shares issued and outstanding
•
Series B Convertible Preferred Stock, 4,026 shares issued and outstanding
•
Series C Convertible Preferred Stock, 3,506 shares issued and outstanding
•
Series D Convertible Preferred Stock, 3,000 shares issued and outstanding
•
Series E Convertible Preferred Stock, 5,000 shares issued and outstanding

Common Stock and Pre-Funded Warrants

Each share of Common Stock is entitled to one vote and all shares rank equally as to voting and other matters. Dividends may be declared and paid on the Common Stock from funds legally available therefore, if, as and when determined by the Board of Directors.

The Company has pre-funded warrants outstanding to purchase an aggregate of 2,466,456 shares of Common Stock as of September 30, 2025 and December 31, 2024. The pre-funded warrants are exercisable at any time for an exercise price of $0.001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% or 4.99% of the outstanding Common Stock, depending on the investor and subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity.

Preferred Stock

Prior to the Reverse Merger, Legacy Pieris had issued multiple series (Series A through E) of Preferred Stock to certain entities affiliated with Biotechnology Value Fund, L.P. (“BVF”). In each case, each share Preferred Stock is convertible into 13.34 shares of Common Stock (subject to adjustment as provided in the Certificate of Designation for each series) at any time at the option of the holder, provided that the holder is prohibited from converting the Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common Stock then issued and outstanding, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to a conversion, upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company.

Series A, Series B, Series C, Series D and Series E Preferred Stock rank senior to Common Stock; senior to any class or series of capital stock of the Company created after the designation of and specifically ranking by its terms as junior to the five series of Preferred Stock; in parity with each other and with any class or series of capital stock of the Company created after the designation of and specifically ranking by its terms as in parity with the existing five series of Preferred Stock; and junior to any class or series of capital stock of the Company created after the designation of and specifically ranking by its terms as senior to the existing five series of Preferred Stock. In the event of the Company’s liquidation, dissolution or winding up, subject to the rights of holders of Preferred Stock, holders are entitled to receive a payment equal to $0.001 per share of Preferred Stock pursuant to the rights and preferences discussed above, plus an additional amount equal to any dividends declared but unpaid on such shares. However, if the assets of the Company are insufficient to comply with the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the existing five series of Preferred Stock.

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

Note 8. Equity Incentive Plans

In connection with the Reverse Merger, the Company stockholders approved the 2024 Equity Incentive Plan (the “2024 Plan”) on December 13, 2024. The 2024 Plan provides for the grant of incentive stock options, nonqualified stock options, and stock awards, any of which may be performance-based, and for incentive bonuses, which may be paid in cash, Common Stock or a combination thereof.

The number of shares reserved for issuance under the 2024 Plan is equal to 3,455,433 shares of Common Stock.

As of September 30, 2025, 2,144,574 shares of Common Stock were issued under the 2024 Plan.

In connection with the Reverse Merger, all of the options outstanding under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) were adjusted with respect to the number of shares and exercise price to reflect the Exchange Ratio. As of September 30, 2025, 588,848 shares of Common Stock were outstanding under the 2019 Plan and no further grants will be made under the 2019 Plan.

For incentive stock options and non-statutory stock options, the option exercise price may not be less than 100% of the estimated fair value on the date of grant. Options granted to employees typically vest over a four-year period but may be granted with different vesting terms. The options expire ten years from the grant date.

The following table summarizes stock option activity for the Company’s equity incentive plans for the nine months ended September 30, 2025:

	Common	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Remaining
	Stock	Price per	Contractual
	Options	Share	Life (in years)
Outstanding at December 31, 2024	1,673,352	$11.55	8.6
Granted	1,184,109	$18.11
Exercised	(76,224)	$8.62
Forfeited / Cancelled	(47,800)	$13.60
Outstanding at September 30, 2025	2,733,437	$14.44	8.7
Exercisable at September 30, 2025	669,840	$10.61	7.2

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$573	$147	$1,473	$437
General and administrative	1,217	52	2,844	125
Total stock-based compensation expense	$1,790	$199	$4,317	$562

As of September 30, 2025, there was approximately $20.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average service period of 3.03 years.

The weighted average fair value of stock options granted during the nine months ended September 30, 2025 was $14.77 per share which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	72.00% – 76.00%
Risk-free interest rate	3.72% – 4.47%
Expected term (years)	5.50 – 6.08
Expected dividend yield	—

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

Note 10. Segment Information

The Company is comprised of one reportable segment, the Company operations. As of September 30, 2025, the Company operations segment has not generated any product revenue since inception, as it does not yet have approved products for sale. However, the Company operations segment anticipates future revenue generation upon the successful development and commercialization of product candidates either independently or through partnerships.

The Company expects to primarily generate revenue in North America, with its long-lived assets also concentrated in this region, and manages its business activities on a consolidated basis. Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (CODM), which is the Company’s Chief Executive Officer (CEO). The CODM views the Company’s operations as a single operating segment which is the business of discovering and developing products for individuals with serious and rare skin diseases.

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

The following table reconciles segment direct profit or loss to the Company’s consolidated results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development:
QTORIN rapamycin for microcystic LM	$1,103	$651	$3,492	$1,078
QTORIN rapamycin for microcystic LM - Government grant income	(53)	(14)	(392)	(14)
QTORIN rapamycin for cutaneous VM	827	73	1,527	73
QTORIN CMC	2,265	847	4,554	1,000
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	1,658	1,021	4,481	2,373
Consultants	414	355	1,046	705
Other	314	249	1,012	393
Total research and development	$6,528	$3,182	$15,720	$5,608
General and administrative:
Salaries and stock-based compensation	$2,151	$682	$5,348	$1,439
Consultants	587	908	2,497	2,186
Other	911	290	3,733	496
Total general and administrative	$3,649	$1,880	$11,578	$4,121
Loss from operations	$(10,177)	$(5,062)	$(27,298)	$(9,729)

Note 11. Subsequent Events

Subsequent events have been evaluated through November 12, 2025, which is the date the accompanying condensed consolidated financial statements were issued.

Conversion of Preferred Stock and Exercise of Pre-funded Warrants

In October 2025, the Company issued to entities affiliated with BVF (i) 208,324 shares of Common Stock upon the conversion of 15,617 shares of Preferred Stock, and (ii) 535,837 shares of Common Stock upon the exercise of pre-funded warrants.

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

Overview

We are a clinical-stage biopharmaceutical company whose vision is to become the leading rare disease biopharmaceutical company focused on developing and, if approved, commercializing novel therapies to treat patients suffering from serious, rare skin diseases for which there are no FDA-approved therapies. We intend to leverage our versatile QTORIN platform to treat these patients. The QTORIN platform is designed to generate potential new therapies that penetrate the deep layers of the skin to locally treat a broad spectrum of rare skin diseases. Our lead product candidate, QTORIN 3.9% rapamycin anhydrous gel (“QTORIN rapamycin”), is currently in clinical development for microcystic lymphatic malformations (“microcystic LMs”) and cutaneous venous malformations (“cutaneous VMs”). QTORIN rapamycin contains the active pharmaceutical ingredient (“API”) rapamycin, also known as sirolimus, which is an inhibitor of mTOR, a kinase that has been known to play a key role in cell growth and proliferation.

We currently have two ongoing clinical trials: (i) SELVA, a Phase 3, single-arm, baseline-controlled study evaluating the safety and efficacy of QTORIN rapamycin for the treatment of microcystic LMs in patients 3 years and older and (ii) TOIVA, a Phase 2, single-arm, open-label, baseline-controlled study evaluating the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs in patients 6 years and older. We also have additional preclinical research programs based on our QTORIN platform for the treatment of serious, rare skin diseases for which we believe there are significant unmet needs. As we work to expand our pipeline into additional rare skin diseases, we plan to generate new product candidates based on our QTORIN platform.

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
•
In September 2025, we announced the successful completion of enrollment in our Phase 2 TOIVA trial with 16 subjects enrolled.
•
In September 2025, we announced the expansion of our QTORIN rapamycin development program into Clinically Significant Angiokeratomas.

•
In November 2025, we announced a new QTORIN™ product candidate, QTORIN™ pitavastatin, for the treatment of Disseminated Superficial Actinic Porokeratosis (DSAP), a rare, chronic, and pre-cancerous genetic skin disease with no FDA-Approved therapies.

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

In the third quarter of 2025 we completed enrollment in TOIVA, a multicenter, single-arm, open-label, baseline-controlled, Phase 2 clinical trial designed to evaluate the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs, with 16 subjects enrolled, meeting the original recruitment target of approximately 15 subjects. We expect to report top-line data for the TOIVA study in mid-December 2025.

Fast Track Designation from the FDA has been granted for our venous malformations program.

QTORIN rapamycin for the treatment of Clinically Significant Angiokeratomas

In September 2025, we announced the expansion of our QTORIN rapamycin development program into clinically significant angiokeratomas.

Clinically significant angiokeratomas are superficial vascular malformations of lymphatic origin which can cause bleeding, pain, functional impairment, and risk of infection, with no tendency for spontaneous regression. Angiokeratomas were recently classified as an isolated lymphatic malformation in 2025 by the International Society for the Study of Vascular Anomalies (“ISSVA”). Current treatment options include potentially destructive procedural interventions that carry significant risks of pain, scarring, and recurrence. Despite the substantial disease burden, there are currently no FDA-approved treatments available for clinically significant angiokeratomas.

We plan to meet with the FDA in the first half of 2026 to discuss the proposed design of a Phase 2 study of approximately 10-20 patients to evaluate QTORIN rapamycin for the treatment of clinically significant angiokeratomas. Study initiation is anticipated in the second half of 2026.

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

Impact of Global and Macroeconomic Events

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, increased U.S. trade tariffs and retaliatory tariffs, interest rate and currency rate fluctuations, new laws and regulations enacted by the Trump administration, including, but not limited to, the recently enacted One Big Beautiful Bill Act, economic slowdown or recession, banking instability, monetary policy changes, and geopolitical factors, including the ongoing conflict between Russia and Ukraine and the responses thereto, rapid changes in our regulatory landscape in the United States, including significant staffing reductions and unexpected shifts in leadership of certain federal agencies, and an uncertain legislative environment and supply chain disruptions. While our management is closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on its participants in its clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Part I, Item 1A “Risk Factors” of our 2024 Form 10-K.

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
•
the prevalence, duration and severity of potential side effects or other safety issues experienced with our product candidates, if any, or experienced by competitors who are developing topical rapamycin products or who are targeting the same indications in the rare skin diseases space;
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

Other (Expense) Income

Our other (expense) income for the three and nine months ended September 30, 2025 and 2024 primarily consists of: (i) non-cash interest (expense) income related to our obligation to make future royalty payments pursuant to the Amended Ligand Agreement, which was determined to be a debt instrument; (ii) fair value adjustments related to our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability; and (iii) interest income (expense), net.

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

We had no provision for income taxes for the three and nine months ended September 30, 2025 and 2024.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
Operating expenses:
Research and development	$6,528	$3,182	$3,346	$15,720	$5,608	$10,112
General and administrative	3,649	1,880	1,769	11,578	4,121	7,457
Total operating expenses	10,177	5,062	5,115	27,298	9,729	17,569
Operating loss	(10,177)	(5,062)	(5,115)	(27,298)	(9,729)	(17,569)
Other (expense) income:
Interest expense – royalty agreement	(1,510)	(1,017)	(493)	(4,079)	(2,764)	(1,315)
Interest expense - convertible notes payable	—	(220)	220	—	(249)	249
Fair value adjustments on derivative liabilities – royalty agreement	(82)	(75)	(7)	(275)	(404)	129
Fair value adjustments on convertible notes payable	—	(568)	568	—	(568)	568
Fair value adjustments on derivative liabilities – contingent value right liability	(238)	—	(238)	(238)	—	(238)
Interest income (expense), net	628	187	441	2,070	361	1,709
Other income (expense), net	34	(20)	54	819	(130)	949
Loss before income taxes	(11,345)	(6,775)	(4,570)	(29,001)	(13,483)	(15,518)
Income tax benefit (expense)	—	—	—	—	—	—
Net loss	$(11,345)	$(6,775)	$(4,570)	$(29,001)	$(13,483)	$(15,518)

Research and Development Expenses

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	$ Change	2025	2024	$ Change
QTORIN rapamycin for microcystic LM	$1,103	$651	$452	$3,492	$1,078	$2,414
QTORIN rapamycin for microcystic LM - Government grant income	(53)	(14)	(39)	(392)	(14)	(378)
QTORIN rapamycin for cutaneous VM	827	73	754	1,527	73	1,454
QTORIN CMC	2,265	847	1,418	4,554	1,000	3,554
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	1,658	1,021	637	4,481	2,373	2,108
Consultants	414	355	59	1,046	705	341
Other	314	249	65	1,012	393	619
Total research and development expenses	$6,528	$3,182	$3,346	$15,720	$5,608	$10,112

The increase in research and development expenses during each of the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, was primarily due to increased spending on the clinical development of QTORIN rapamycin for the treatment of microcystic LMs and cutaneous venous malformations, including conducting our Phase 3 SELVA and Phase 2 TOIVA trials, which were initiated in 2024. Additional increases include CMC costs for all programs and increased compensation costs as a result of headcount additions in late 2024 and early 2025.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 were $3.6 million, as compared to $1.9 million for the three months ended September 30, 2024. General and administrative expenses for the nine months ended September 30, 2025 were $11.6 million, as compared to $4.1 million for the nine months ended September 30, 2024. The increase in general and administrative expenses during each of the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, was primarily due to increased employee compensation expense due to headcount additions, as well as increased professional services related to operating as a publicly-traded company.

Total Other (Expense) Income

Total other (expense) income, net for the three months ended September 30, 2025 was $1.2 million of expense, as compared to $1.7 million of expense for the three months ended September 30, 2024. Total other (expense) income, net for the nine months ended September 30, 2025 was $1.7 million of expense, as compared to $3.8 million of expense for the nine months ended September 30, 2024. The significant components of other (expense) income are more fully described below.

Interest expense – royalty agreement

During the three months ended September 30, 2025, we recorded interest expense of approximately $1.5 million, as compared to approximately $1.0 million for the three months ended September 30, 2024. During the nine months ended September 30, 2025, we recorded interest expense of approximately $4.1 million, as compared to approximately $2.8 million for the nine months ended September 30, 2024. Interest expense recorded in all periods related to the change in fair value of our royalty agreement liability.

Fair value adjustments on derivative liabilities – royalty agreement

During the three months ended September 30, 2025, we recorded a non-cash loss on derivative liabilities of approximately $0.1 million, as compared to approximately $0.1 million for the three months ended September 30, 2024. During the nine months ended September 30, 2025, we recorded a non-cash loss on derivative liabilities of approximately $0.3 million, as compared to approximately $0.4 million for the nine months ended September 30, 2024. The non-cash loss recorded in all periods related to the change in fair value of our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability.

Fair value adjustments on convertible notes payable

During the three and nine months ended September 30, 2024, we recorded $0.6 million of non-cash income from fair value adjustments on the Convertible Notes, which were issued in 2024 and converted to Common Stock (or prefunded warrants) upon closing of the PIPE Financing in December 2024. No such non-cash income or expense was recorded during the three and nine months ended September 30, 2025.

Interest income (expense), net

During the three months ended September 30, 2025, we recorded interest income $0.6 million, as compared to $0.2 million for the three months ended September 30, 2024. During the nine months ended September 30, 2025, we recorded interest income of $2.1 million, as compared to approximately $0.4 million for the nine months ended September 30, 2024. The increase during each of the three and nine months ended September 30, 2025, as compared to the corresponding periods in 2024, was primarily due to increases in the average balances held in interest-bearing cash and money market funds.

Net Loss Applicable to Common Stockholders

As a result of the factors discussed above, our net loss applicable to common stockholders for the three months ended September 30, 2025 and 2024 was $11.3 million and $7.0 million, respectively, and our net loss applicable to common stockholders for the nine months ended September 30, 2025 and 2024 was $29.0 million and $14.1 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and have primarily funded our operations with proceeds from the Amended Ligand Agreement and the sale of debt and equity securities, including common stock, convertible preferred stock and convertible notes. During the nine months ended September 30, 2025, we incurred a net loss of $29.0 million and reported net cash used in operating activities of $20.1 million. As of September 30, 2025, we had an accumulated deficit of $122.7 million and cash and cash equivalents of $63.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and, to a lesser extent, general and administrative expenditures.

We do not expect to generate commercial revenue or operating cash flows in the near-term, including the next two years. Our ability to continue as a going concern in the near term is largely dependent on our existing cash balance and our ability to obtain additional sources of financing in order to fund operating expenses, complete development of our product candidates, obtain regulatory approvals, launch, and commercialize our product candidates, and continue research and development programs.

PIPE Financing

Concurrently with the execution of the Merger Agreement on July 23, 2024, Pieris entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors, including BVF Partners, L.P., an existing stockholder of Pieris (the “PIPE Investors”), pursuant to which, among other things, on the Closing Date and immediately following the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the termination and cancellation of outstanding convertible promissory notes issued by Legacy Palvella), and the Company issued and sold to the PIPE Investors, (i) 3,168,048 shares of Common Stock and (ii) Pre-Funded Warrants, exercisable for 2,466,456 shares of Common Stock, at a purchase price of $13.9965 per share or $13.9955 per Pre-Funded Warrant, which represents the per share purchase price of Common Stock less the $0.001 per share exercise price for each Pre-Funded Warrant, for an aggregate purchase price of approximately $78.9 million, consisting of approximately $60.0 million in cash and the conversion of approximately $18.9 million of principal and interest under outstanding convertible notes issued by Legacy Palvella (the “PIPE Financing”).

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

Future Funding Requirements

We have not generated product revenue or achieved profitability since our inception and expect to continue to incur net losses for the foreseeable future. As of September 30, 2025, we had approximately $63.6 million in cash and cash equivalents. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the one year period following the date of the filing of this Quarterly Report on Form 10-Q. Moreover, we expect our losses to increase as we continue to advance our product candidates through clinical trials and regulatory submissions. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates, which may not be currently contemplated in our planned operations. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, license payments or milestone obligations that may arise, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that our cash and cash equivalents on hand as of September 30, 2025 will be sufficient to fund our operating expenses into the second half of 2027. To continue to finance our operations beyond that point, we may need to raise additional capital, the success of which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. If we receive regulatory approval for QTORIN rapamycin for the treatment of microcystic LM, or any of our future product candidates, we expect to incur significant commercialization expenses related to manufacturing, sales, marketing, and distribution, or from any out-licensing of the product. We are also responsible for up to $5.0 million in milestone payments to Ligand under the Amended Ligand Agreement upon the achievement of certain regulatory milestones by us related to QTORIN rapamycin, which may be triggered prior to the commercialization of any of our product candidates and ability to generate revenue.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(20,080)	$(5,447)
Net cash (used in) provided by financing activities	(611)	12,304
Effect of exchange rate change on cash and cash equivalents	656	—
Net (decrease) increase in cash and cash equivalents	$(20,035)	$6,857

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates, including general and administrative support, which increased due to greater research and development efforts in 2025, increased costs to operate as a public company, as well as the timing of payments and increase in accounts payable.

Net cash (used in) provided by financing activities

For the nine months ended September 30, 2025, net cash used in financing activities was $0.6 million, consisting primarily of payments of transaction costs incurred in connection with the Business Combination and proceeds from the exercise of options.

For the nine months ended September 30, 2024, net cash provided by financing activities was $12.3 million, entirely attributable to proceeds from issuance of convertible notes payable of $12.4 million less issuance costs of $0.1 million.

Contractual Obligations and Commitments

During the nine months ended September 30, 2025, there were no material changes outside the ordinary course of our business to our contractual obligations and cash requirements, as disclosed in our 2024 Form 10-K.

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

During the nine months ended September 30, 2025, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended September 30, 2025:

Name	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Kathleen Goin Chief Operating Officer	Rule 10b5-1 Trading Plan	August 19, 2025

November 18, 2026 or such earlier date upon completion of all trades under the plan (or the expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Sale of up to 51,635 shares of Common Stock

Our officers and directors from time to time may adopt trading plans to transact in our securities for reasons such as satisfying vesting-related income tax requirements, investment diversification, or other personal reasons. On August

19th, Kathleen Goin, our Chief Operating Officer, entered into a Rule 10b5-1 trading plan that provides for the potential future sale of a limited portion of her Common Stock, as part of Ms. Goin’s long-term financial planning objectives. The plan was adopted during an open trading window, at a time when Kathleen Goin was not in possession of material non-public information and was reviewed and approved in accordance with the Company’s Insider Trading Policy. The plan establishes fixed criteria for potential transactions and removes discretion over the timing of trades.

Other than as disclosed above, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2025.

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

Palvella Therapeutics, Inc.

By:
Date: November 12, 2025		/s/ Wesley H. Kaupinen
Wesley H. Kaupinen
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Matthew E. Korenberg
Date: November 12, 2025		Matthew E. Korenberg
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)