Form 10-K
period 2025-12-31
PALVELLA THERAPEUTICS, INC.
filed 2026-03-31
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s Common Stock, as reported on the Nasdaq Capital Market on June 30, 2025, was $196.7 million.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2026 was 14,313,659.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
the potential of, and expectations regarding our programs, including QTORIN™ rapamycin, QTORIN™ pitavastatin, and research-stage opportunities, including their expected therapeutic potential and market opportunity;
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
•
our ability to utilize our proprietary drug development platform to develop a pipeline of product candidates to address unmet needs in rare skin disease and vascular malformation indications;
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
•
the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs; and
•
the volatility of capital markets and other macroeconomic factors, including those due to inflationary pressures, tariffs and other trade restrictions or the threat of such actions, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine war, the current conflicts in Venezuela and the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan.

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
•
We will likely require additional funding to finance our operations, which may cause dilution to our stockholders. Failure to obtain this necessary funding when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.
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
•
The rare skin diseases and vascular malformations we are currently targeting have no U.S. Food and Drug Administration (“FDA”)-approved therapies, which subjects the design and execution of our clinical development programs to complexities and known as well as unknown risks, including those related to novel and/or subjective clinical endpoints and varying patient population characteristics.
•
Our lead product candidates are based on our QTORIN platform and we are consequentially highly dependent on the successful development of this novel and unproven technology.
•
Orphan Drug Designation has been granted for QTORIN rapamycin for the treatment of microcystic lymphatic malformation (microcystic LM), but we may be unable to obtain such designation for other product candidates or to realize the benefits of Orphan Drug Designation, including potential marketing exclusivity, even if such designation is obtained.
•
Our development and commercialization strategy for our product candidates depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of rapamycin, pitavastatin, and other planned or future product candidates. If we are not able to pursue this strategy, we may be delayed in receiving regulatory authority approval.
•
Breakthrough Therapy Designation has been granted for QTORIN rapamycin for the treatment of microcystic LM but we may never be able to realize the benefits of such designation for QTORIN rapamycin or any other indications or future product candidates, if granted, and such designation may not lead to a faster development, regulatory review or approval process or increase the likelihood that our product candidates will receive marketing approval.
•
Even if QTORIN rapamycin, QTORIN pitavastatin or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
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

PART I

Item 1. Business.

On December 13, 2024, we completed the previously announced business combination with Legacy Palvella in accordance with the terms of the Merger Agreement, pursuant to which, among other matters, Merger Sub merged with and into Legacy Palvella, with Legacy Palvella surviving as our wholly owned subsidiary (such business combination, the Merger). In connection with the completion of the Merger, we changed our name from “Pieris Pharmaceuticals, Inc.” to “Palvella Therapeutics, Inc.,” and our business became primarily the business conducted by Legacy Palvella. We are now a clinical-stage biopharmaceutical company focused on developing and, if approved, commercializing novel therapies to treat patients suffering from serious, rare skin diseases and vascular malformations for which there are no FDA-approved therapies.

Unless the context indicates otherwise, references in this section to the “Company,” “we,” “our,” “us” and “Palvella” refer, collectively, to Palvella Therapeutics, Inc. and its consolidated subsidiaries following completion of the Merger.

Overview

We are a clinical-stage biopharmaceutical company whose vision is to become the leading rare disease biopharmaceutical company focused on developing and, if approved, commercializing novel therapies to treat patients suffering from serious, rare skin diseases and vascular malformations for which there are no FDA-approved therapies. We envision a future treatment paradigm in which individuals suffering from serious, rare skin diseases and vascular malformations, and the physicians treating those diseases, have significantly improved treatment options which address the underlying causes of those diseases. We intend to leverage our versatile QTORIN platform to minimize the challenges and timelines typically associated with generating novel topical product candidates. The QTORIN platform is specifically designed to reproducibly generate novel topical product candidates that penetrate the deep layers of the skin to locally treat a broad spectrum of rare skin diseases and vascular malformations. Our lead product candidate, QTORIN 3.9% rapamycin anhydrous gel (“QTORIN rapamycin”), is currently in clinical development for microcystic lymphatic malformations (“microcystic LMs”) and cutaneous venous malformations (“cutaneous VMs”). QTORIN rapamycin contains the active pharmaceutical ingredient (“API”) rapamycin, also known as sirolimus, which is an inhibitor of mTOR, a kinase that has been known to play a key role in cell growth and proliferation.

In February 2026, we announced positive topline results from SELVA, a Phase 3, single-arm, baseline-controlled study, which evaluated the safety and efficacy of QTORIN rapamycin for the treatment of microcystic LMs in patients 3 years and older. The study met the pre-specified primary endpoint, the mLM Investigator Global Assessment (“mLM-IGA”), with a +2.13 (p<0.001) improvement. The study also met its pre-specified key secondary and all four additional secondary endpoints with statistical significance (all p<0.001). In December 2025, we announced positive topline efficacy results from TOIVA, a Phase 2, single-arm, baseline-controlled study, which evaluated the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs in patients 6 years and older, which achieved nominal statistical significance (p<0.001) on multiple pre-specified clinician-reported and patient-reported efficacy endpoints, including dynamic change endpoints and static severity endpoints at Week 12.

In September 2025, we announced the expansion of our QTORIN rapamycin development program into clinically significant angiokeratomas.

In November 2025, we announced a new QTORIN product candidate, QTORIN pitavastatin, for the treatment of disseminated superficial actinic porokeratosis. QTORIN pitavastatin leverages our proprietary QTORIN platform and is designed to be the first pathogenesis-directed therapy for disseminated superficial actinic porokeratosis

(“DSAP”) by directly inhibiting the causal mevalonate pathway.

QTORIN Rapamycin for the Treatment of Microcystic LMs

Microcystic LM is a serious, chronically debilitating, and lifelong genetic disease of the lymphatic system characterized by lymphorrhea and acute cellulitis. It is estimated that there are more than 30,000 diagnosed patients in the United States with microcystic LMs. The specific pathophysiology of microcystic LMs is primarily the result of somatic activating mutations in the PIK3CA pathway that result in increased activation of the PI3K/mTOR pathway and subsequent lymphatic hyperplasia. Because microcystic LMs have a well-understood pathophysiology and a well-defined disease course, we believe an appropriate clinical study for this rare disease is a baseline-controlled study using clinician assessments.

We recently completed the SELVA trial, a Phase 3, single-arm, baseline-controlled clinical trial evaluating once-daily QTORIN rapamycin in individuals aged ≥ 3 years with microcystic LMs. Of the 51 participants enrolled, 50 initiated treatment, including 49 participants aged ≥ 6 years and 1 participant in the exploratory 3- to 5-year-old cohort. In accordance with the statistical analysis plan, efficacy results were reported for participants aged ≥ 6 years, which constituted the Intent-to-Treat (“ITT”) population. The study was originally designed to enroll 40 participants across leading U.S. vascular anomaly centers and exceeded its target enrollment.

The primary endpoint, the mLM-IGA, is a 7-point clinician-assessed dynamic scale measuring change in disease severity from baseline ranging from “Very Much Worse” (-3) to “Very Much Improved” (+3). On the mLM-IGA at Week 24 in the ITT population (n=49), QTORIN rapamycin demonstrated a mean improvement of +2.13 points, meeting the study’s primary endpoint (p<0.001). Of the participants aged ≥ 6 who completed the efficacy evaluation period, 95% (41/43) demonstrated at least a 1-point improvement, and 86% (37/43) were either “Much Improved” (+2) or “Very Much Improved” (+3). In the 3- to 5-year-old cohort, one participant enrolled and was “Very Much Improved” (+3) on the mLM-IGA at Week 24.

The key secondary endpoint, the blinded mLM Multi-Component Static Scale (“mLM-MCSS”), a clinician-assessed static scale scored as the total of three sub-scales (minimum score: 3; maximum score: 15) capturing lesion height, leaking/bleeding, and vesicle appearance, improved by a mean of 3.36 points (p<0.001), based on a blinded independent review of randomized Baseline and Week 24 photographs evaluated by a committee of clinician experts.

Similar to previous clinical trials of QTORIN rapamycin, in the Phase 3 SELVA study, QTORIN rapamycin was well-tolerated. Amongst the 50 participants who initiated treatment, 35 participants (70%) experienced treatment-emergent adverse events (“TEAEs”). Four experienced serious adverse events, of which one experienced a severe TEAE; all were deemed unrelated to study drug by investigators. Amongst the TEAEs, a total of 17 participants experienced treatment-related adverse events (“TRAEs”), all of which were rated mild or moderate. The most common TRAEs included application site acne, application site discoloration, and application site pruritus (all n=3, 6%). Rapamycin levels were below 2 ng/mL in systemic circulation for all participants at all timepoints in the study.

We previously announced topline Phase 2 clinical trial results from our multi-center, open-label, baseline-controlled study of 12 subjects receiving QTORIN rapamycin administered once daily for 12 weeks for the treatment of microcystic LMs. The Phase 2 clinical trial featured multiple pre-specified efficacy assessments, including clinician and patient global impression assessments as well as assessments of individual clinical manifestations that are important disease burdens for individuals living with microcystic LMs. All participants in the Phase 2 clinical trial demonstrated improvements on the Clinician Global Impression of Change (“CGI-C”) scale, a 7-point clinician-rated change scale, with all participants in the study rated as either “Much Improved” (n=7, 58%) or "Very Much Improved" (n=5, 42%) after 12-weeks of treatment compared to the pre-treatment baseline period.

In the first quarter of 2026, we submitted a pre-NDA meeting request to the FDA. We anticipate the meeting to occur during the second quarter of 2026. We have received Breakthrough Therapy Designation, Fast Track Designation, and Orphan Drug Designation from the FDA for QTORIN rapamycin for the treatment of microcystic LMs. In addition, we have been awarded an FDA Orphan Products Clinical Trials Grant for up to $2.6 million supporting the SELVA Phase 3 study and have received $1.1 million of proceeds to date.

QTORIN Rapamycin for the Treatment of Cutaneous VMs

Cutaneous VM is a serious disease with a high unmet need characterized by dysregulated growth of malformed veins impacting the skin, causing functional impairment and deformity. It is estimated that there are more than 75,000 diagnosed patients in the United States with cutaneous VMs.

In December 2025, we announced positive topline results from TOIVA, a multicenter, single-arm, open-label, baseline-controlled, Phase 2 clinical trial designed to evaluate the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs. The study enrolled 16 participants ≥ 6 years at leading vascular anomaly centers across the U.S. Key findings from the study’s pre-specified efficacy endpoints at Week 12 demonstrated nominally statistically significant (p<0.001) improvements at Week 12 on several of the clinically relevant and important efficacy endpoints evaluated when compared to pre-treatment (baseline), including many of the static and impression of change global instruments evaluated, including the Overall Cutaneous VM Investigator Global Assessment (“Overall cVM-IGA”) (Table 5). The Overall cVM-IGA is a 7-point, clinician-assessed, single-item efficacy endpoint measuring change in severity from baseline, with the numeric rating scale ranging from “Very Much Worse” (-3) to “Very Much Improved” (+3). On the Overall cVM-IGA at Week 12, 73% (11/15) participants improved, with 67% (10/15) either “Much Improved” (+2) or “Very Much Improved” (+3). No trial participants (0/15) were “Minimally Worse” (-1), “Much Worse” (-2), or “Very Much Worse” (-3).

Similar to previous clinical trials of QTORIN rapamycin, in the Phase 2 TOIVA study QTORIN rapamycin was generally well-tolerated, with the most common TEAEs being application site reactions (erythema, 25%). All TRAEs were moderate or mild, with no unexpected adverse events reported. Rapamycin levels were below 2 ng/mL in systemic circulation for all participants at all timepoints in the study.

In January 2026, we completed a Preliminary Breakthrough Therapy Designation Advice meeting with the FDA. Based on that meeting, our intent is to submit an application to the FDA for Breakthrough Therapy Designation in the second quarter of 2026. We plan to commence a Phase 3 pivotal study in the second half of 2026. We have received Fast Track Designation from the FDA for QTORIN rapamycin for the treatment of cutaneous VMs.

QTORIN Rapamycin for the Treatment of Clinically Significant Angiokeratomas

In September 2025, we announced the expansion of our QTORIN rapamycin development program into treating clinically significant angiokeratomas. No FDA-approved therapies currently exist for the estimated more than 50,000 diagnosed patients in the U.S.

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

We received written feedback from the FDA in the first quarter of 2026 on the proposed design of a Phase 2 study of approximately 10-20 patients to evaluate QTORIN rapamycin for the treatment of clinically significant angiokeratomas. Study initiation is anticipated in the second quarter of 2026. We received Fast Track Designation for QTORIN rapamycin for the treatment of angiokeratomas.

There are no FDA-approved therapies currently indicated for microcystic LMs, cutaneous VMs, or clinically significant angiokeratomas. If approved for the treatment of microcystic LMs, cutaneous VMs, or clinically significant angiokeratomas, we believe QTORIN rapamycin has the potential to become first line therapy and the standard of care for these indications.

Issued Patents and Patent Applications for Anhydrous Gel Formulations of Rapamycin

We have multiple patents and patent applications directed to anhydrous gel formulations of rapamycin, including QTORIN rapamycin, and the use of such anhydrous gel formulations for the treatment of certain skin disorders, including microcystic LMs and cutaneous VMs. Our issued U.S. patents with claims directed to certain anhydrous gel formulations containing rapamycin and methods of treatment expire in 2038 and, for certain applications, if issued, as late as 2042.

QTORIN Pitavastatin for the Treatment of Disseminated Superficial Actinic Porokeratosis

In November 2025, we announced a new product candidate, QTORIN pitavastatin, for the treatment of DSAP. QTORIN pitavastatin was developed leveraging the QTORIN platform.

DSAP is a premalignant genetic skin disease that presents as persistent, often extensive lesions that enlarge and increase in size, number, and extent over time, causing chronic loss of skin integrity which can severely impact quality-of-life. No FDA-approved therapies currently exist for the estimated more than 50,000 diagnosed patients in the U.S.

We received written feedback from the FDA in the first quarter of 2026 on the proposed design of a Phase 2 study to evaluate QTORIN pitavastatin for the treatment of DSAP. Trial initiation is anticipated in the second half of 2026.

Additional Preclinical Programs

We also have additional preclinical research programs based on our QTORIN platform for the treatment of serious, rare skin diseases and vascular malformations for which we believe there are significant unmet needs. As we plan to expand our pipeline into additional serious, rare skin diseases and vascular malformations, we plan to generate new product candidates with our QTORIN platform.

Our Vision and Approach

Our vision, supported by our mission of serving patients, is to become the leading rare disease biopharmaceutical company focused on developing and, if approved, commercializing novel therapies for serious, rare skin diseases and vascular malformations for which there are no FDA-approved therapies. We envision a future treatment paradigm in which individuals suffering from serious, rare skin diseases and vascular malformations, and the physicians treating those diseases, have significantly improved treatment options which address the underlying causes of those diseases. The core components of our approach include the following:

•
supported by our pipeline, build upon our experience in serious, rare skin diseases and vascular malformations through indication expansion and the generation of new product candidates. We believe serious, rare skin diseases and vascular malformations represent a substantial opportunity to develop and, if approved, commercialize first-in-disease therapies. More than 98% of the reported 597 rare skin diseases do not have a therapy approved by the FDA. Our goal is to select diseases with a well-understood etiology, pathophysiology and a strong rationale for a specific pathway intervention. Many of these diseases have a debilitating, lifelong impact on individual lives. In addition to exploring other selected diseases for which QTORIN rapamycin could provide an effective therapy, we are investigating several new product candidates for additional serious, rare skin diseases and vascular malformations;
•
maximize the potential of the QTORIN platform across a wide range of molecules. To date, we have developed QTORIN rapamycin and QTORIN pitavastatin, which we believe have broad clinical potential for several serious, rare skin diseases and vascular malformations currently without FDA-approved therapies. We intend to further leverage our scalable QTORIN platform to generate additional product candidates that target the known causes of serious, rare skin diseases and vascular malformations for which there are no FDA-approved therapies; and
•
forge meaningful patient and physician collaborations. A key element of our approach is to take a rigorous, systematic approach to understanding the disease of the patient populations that we are addressing. A foundational pillar of this approach is to forge and maintain meaningful collaborations with physicians and disease advocacy organizations. Through this engagement, valuable learnings inform the selection and development of efficacy endpoints and what constitutes clinical meaningfulness and acceptable risk-benefit.

We believe these learnings significantly inform our product development approach, which may contribute to the regulatory acceptability of our product candidates.

Our Strategy

To achieve our vision, the key elements of our strategy include:

•
successfully develop and, if approved, commercialize QTORIN rapamycin for the treatment of microcystic LM, cutaneous VMs, clinically significant angiokeratomas and other rare skin diseases and vascular malformations and QTORIN pitavastatin for the treatment of DSAP. QTORIN rapamycin is in clinical development for microcystic LMs and cutaneous VMs, and we plan to initiate a Phase 2 clinical study in clinically significant angiokeratomas in the second quarter of 2026. QTORIN pitavastatin is in development for DSAP. There are no FDA-approved therapies for these specific indications, and, if approved, we believe QTORIN rapamycin and QTORIN pitavastatin have the potential to become first line therapy and the standard of care. We reported topline data from our Phase 3 SELVA trial in microcystic LMs in February 2026 and plan to request FDA agreement to begin a rolling submission of a Section 505(b)(2) New Drug Application (“NDA”) for QTORIN rapamycin for the treatment of microcystic LMs in the second half of 2026. In December 2025, we announced positive topline efficacy results from TOIVA, a multicenter, single-arm, open-label, baseline-controlled, Phase 2 clinical trial designed to evaluate the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs. Given there is a growing body of real-world evidence that rapamycin has the potential to treat a broad number of cutaneous diseases, we plan to evaluate QTORIN rapamycin in other serious, rare skin diseases and vascular malformations. We received written feedback from the FDA in the first quarter of 2026 on the proposed design of a Phase 2 study to evaluate QTORIN pitavastatin for the treatment of DSAP, with study initiation expected in the second half of 2026;
•
build an independent commercial organization to commercialize, if approved, our skin disease and vascular malformation therapies in the United States. If, in the United States, QTORIN rapamycin is approved for the treatment of microcystic LM, cutaneous VMs, and/or clinically significant angiokeratomas or QTORIN pitavastatin is approved for the treatment of DSAP, we intend to independently commercialize QTORIN rapamycin and/or QTORIN pitavastatin by building a focused specialty sales force that will target vascular anomaly centers, dermatologists, or other specialists who cover a meaningful percentage of patients being treated. We expect this will provide us with a significant competitive advantage in addition to providing future operational leverage. Outside of the United States, we may consider building our own commercial infrastructure or out-licensing where appropriate. We may elect to utilize strategic collaborators, distributors or other partners to assist in the commercialization of our products candidates, if approved;
•
evaluate the potential of the QTORIN platform to treat additional serious, rare skin diseases and vascular malformations. We have identified several serious, rare skin diseases and vascular malformations where there are no FDA-approved therapies and the genetic mutation or the cause of pathophysiology is known. The QTORIN platform provides the opportunity to target delivery of APIs with very diverse chemical structures and molecular weights to the dermis and epidermis with limited systemic absorption thereby reducing the risk of adverse effects associated with systemic delivery. The incorporation and evaluation of additional APIs into the QTORIN platform has the potential to expand the range of indications for which novel, life-changing therapies may be created. This provides the opportunity for expansion of novel QTORIN products, if approved, to address the needs of hundreds of thousands of patients with skin diseases or vascular malformations who have no FDA-approved therapies for their disease; and
•
continue to establish barriers to entry through intellectual property and regulatory exclusivities. We have significant intellectual property rights for our current development programs, including issued patents in the U.S. directed to QTORIN rapamycin and methods of using such anhydrous gel formulations of rapamycin. We own issued patents in the US, as well as Europe, Australia, China, Israel and Japan and pending applications in the US, Europe and Japan directed to anhydrous gel formulations of rapamycin and methods of using the same to treat certain skin disorders, including microcystic LMs, venous malformations and angiokeratomas that naturally expire in 2038. We also own issued US patents and a pending US application that encompass anhydrous gel formulations of mTOR inhibitors, including rapamycin, and methods of using the same to treat skin disorders, including microcystic LMs and venous malformations that naturally expire as early as 2038. We also own pending applications in the US and other major markets directed to the use of QTORIN rapamycin for the treatment of microcystic LM that, if issued, would expire in 2042. We exclusively license an allowed US application directed to the treatment of porokeratosis by topically administering a

HMG-CoA reductase inhibitor, such as pitavastatin, that, upon issuance, will naturally expire in June 2040 and we own a pending US provisional application directed to formulations of a HMG-CoA reductase inhibitor, such as pitavastatin, that, if issued, will naturally expire in 2046. Any of our product candidates that receive regulatory approval may also potentially be protected by regulatory exclusivity, such as through the exclusive marketing period provided from Orphan Drug Designation and/or drugs approved based on new clinical investigations (other than bioavailability studies) that are conducted by the sponsor that are essential to approval. We expect to continue to expand our intellectual property portfolio as we continue to develop our product candidates.

Our QTORIN Platform

Our research team developed and designed QTORIN by testing over 80 combinations of excipients and conducted extensive manufacturing process optimization during development of the product. QTORIN is a patented and versatile platform designed to generate potential new therapies that penetrate the deep layers of the skin to locally treat a broad spectrum of serious, rare skin diseases and vascular malformations. Identification and development of novel QTORIN products begins with our team identifying serious, rare skin diseases and vascular malformations with no FDA-approved therapies that have a localized presentation and therefore could be suitable for targeted, topical drug intervention. Once target diseases are selected and key biological pathways that can be causative drivers of that specific disease have been identified, a rigorous formulation development process is undertaken with product development objectives of achieving (i) high payloads of the API in the anhydrous gel, (ii) penetration and distribution of pharmacologically active quantities of the active ingredient to the site of pathophysiology, including the dermis, while achieving minimal to no systemic absorption of the active ingredient, and (iii) optimal physicochemical, stability, and release characteristics to preserve active ingredient potency, prevent crystallization, and support efficient release of the active ingredient from the vehicle into the skin in a formulation with high bioavailability and low systemic absorption that supports consistent product performance, manufacturability, and chronic clinical use.

The QTORIN platform is composed of an anhydrous gel comprising excipients that serve as the vehicle or medium for a drug or other active substance, selected in what we believe is an optimized ratio in order to achieve therapeutic levels of drug delivered to the site of origin of the disease, often within the deepest layers of the skin. Our QTORIN product candidates are developed to accommodate the cargo at high concentrations in order to drive sufficient drug to our target deep in the epidermis and dermis. Inclusion of agents like traditional penetration enhancers are avoided in order to minimize systemic absorption. The final formulation of the drug product is designed to be less than 100% of the maximum solubility of the API to avoid physical instability due to factors such as temperature change.

The QTORIN platform is novel and has generated two program candidates for a combined four indications to date, QTORIN rapamycin and QTORIN pitavastatin.

We believe our QTORIN platform provides the following advantages:

•
reproducible platform across multiple molecules. The QTORIN platform has demonstrated compatibility with more than 15 high potential pharmacologic agents in preclinical testing. As a result of such compatibility, we believe we will be able to generate new product candidates and reproduce the formulation results from QTORIN rapamycin while minimizing the challenges and timelines typically associated with formulation development activities;
•
versatility across a range of indications. We believe the ability of the QTORIN platform to deliver a wide range of therapeutic cargoes enables versatility in the targets for molecular intervention, thereby potentially being able to develop novel QTORIN therapies across a diverse set of serious, rare skin diseases and vascular malformations;
•
tailored penetration and distribution of molecules to the site of where the disease originates. In order to engage the target, a product candidate must deliver therapeutic concentrations of drug substances to the site of the pathophysiology, which is often rendered challenging due to certain agents, such as rapamycin, having high molecular weights or structures that make skin penetration challenging. By optimizing the individual

QTORIN excipient to API ratio for each therapeutic program, our platform is designed to deliver therapeutic agents to the specific site of disease origin at an effective concentration;
•
delivery of therapeutic agents designed to minimize systemic exposure. Well-accepted mechanisms of action of rapamycin or other therapeutic agents represent potential therapies for rare skin diseases and vascular malformations. However, the adverse event profile of those agents through systemic exposure poses significant barriers to regulatory approval and patient adoption. As observed in all completed clinical trials with QTORIN rapamycin to date, our QTORIN product candidates provide targeted, localized delivery of therapeutic agents to pathogenic tissue of interest while keeping systemic exposure low and thereby reducing the risk of adverse effects associated with systemic delivery;
•
enhanced stability at ambient temperatures. We have data to support long-term stability of QTORIN rapamycin at room temperature, which we believe is an important feature for patient acceptability, particularly for a chronic dosing regimen; and
•
scalable QTORIN manufacturing. Under current good manufacturing practice (“cGMP”) conditions, we believe we have overcome many of the challenges associated with manufacturing QTORIN rapamycin, including solubility, stability, and scalability. Based on our work to date, we believe that we can successfully scale up QTORIN rapamycin and future QTORIN product candidates to meet our future development and commercial needs.

The Role of mTOR in Cutaneous Disorders

The PI3K/mTOR family of kinases plays vital roles in cellular function by regulating proliferation, growth and survival. Dysregulation of the PI3K/mTOR pathway is associated with several cutaneous disorders, including many serious, rare skin diseases.

Over the past two decades, several studies have been published on the use of oral rapamycin in cutaneous diseases. This work has made it clear that rapamycin’s well-documented anti-proliferative, anti-angiogenic, and other targeted mechanisms suggest that this drug could be an effective agent to treat skin diseases, but this promise has not been fulfilled because of the toxicity resulting from systemic dosing.

Rapamycin Challenges and Our Novel Product Candidate, QTORIN Rapamycin

Rapamycin Has Demonstrated Activity in Serious, Rare Skin Diseases and Vascular Malformations

A comprehensive review by Swarbrick and colleagues found over 200 publications demonstrating the broad potential of rapamycin in cutaneous diseases. This publication built upon an early publication by Teng and colleagues in May 2015 that highlighted the substantial promise of mTOR inhibitors, including rapamycin, in a number of difficult to treat dermatologic diseases while advocating for targeted, topical approaches suited to improve tolerability and safety. Despite the preliminary evidence of clinical benefit in many cutaneous diseases, rapamycin’s use in cutaneous diseases, including rare skin diseases, remains limited, primarily due to the undesirable toxicity profile of oral rapamycin, including immunosuppression, and the limited biodistribution of oral rapamycin to the dermis.

Barriers to Oral Rapamycin’s Use in Cutaneous Diseases

Rapamycin is approved by the FDA as an oral product for the prevention of organ transplant rejection and for the treatment of lymphangioleiomyomatosis. It has been well-established that inhibition of mTOR by rapamycin has the potential to have broad applications in dermatology, but there are several challenges that have limited its use:

•
systemic exposure to oral rapamycin is associated with severe toxicities. In addition to its immunosuppressive nature, the most common (≥30%) adverse reactions observed in clinical studies for organ transplant rejection prophylaxis include: peripheral edema, hypertriglyceridemia, hypertension, hypercholesterolemia, increased creatinine and constipation, along with several other intolerable serious adverse reactions. Additionally, because chronic systemic use of oral rapamycin may cause immune suppression and other serious side effects such as thrombocytopenia and hyperlipidemia, nephrotoxicity and altered insulin sensitivity, oral dosage is not well suited to treating chronic diseases of the skin;
•
oral rapamycin has low biodistribution to the skin which limits the clinical utility of the systemic mode of administration against skin diseases; and
•
rapamycin is a challenging molecule to formulate and deliver topically as its high molecular weight, poor solubility and chemical instability restrict penetration into the deeper layers of the skin, including the dermis, where many manifestations of rare skin diseases originate. Rapamycin has a molecular weight of 914 Daltons, almost two-fold higher than the generally accepted rule that the molecular weight of a compound should be under 500 Daltons to penetrate the skin.

Our Novel Product Candidate: QTORIN Rapamycin

We have developed QTORIN rapamycin, a novel, 3.9% anhydrous topical gel formulation containing rapamycin, for the treatment of microcystic LMs, cutaneous VMs, and other mTOR-driven skin diseases, as well as clinically significant angiokeratomas. If approved, we believe QTORIN rapamycin has the potential to become first line therapy and the standard of care in each of these diseases.

We believe we have optimized QTORIN rapamycin to deliver therapeutically active levels of rapamycin to the deep layers of the skin, including the dermis, with minimal systemic absorption below immunosuppressive levels. We estimate, based on preclinical studies that QTORIN rapamycin will deliver concentrations of rapamycin — approximately 1000-fold higher than oral rapamycin — to the cutaneous tissue with minimal systemic absorption. During the discovery and development of QTORIN rapamycin, 25 excipients were evaluated in more than 80 different combinations. QTORIN rapamycin was designed to utilize a combination of excipients that we believe maximized solubility while maintaining chemical stability. QTORIN rapamycin has completed formulation optimization and in vitro penetration assays and has demonstrated low systemic absorption in our human clinical trials to date. However, the QTORIN platform is novel and has generated two product candidates, QTORIN rapamycin for three indications and QTORIN pitavastatin for one indication to date, and clinical evidence to support these candidates is preliminary and limited at this time.

QTORIN Rapamycin for the Treatment of Microcystic LMs

Objective

● We are developing QTORIN rapamycin for the treatment of microcystic LMs

● There are no currently FDA-approved therapies

● We believe QTORIN rapamycin, if approved, would be the first approved therapy indicated for microcystic LMs

Our Targeted Approach	● Utilizing QTORIN to confer site-directed delivery of rapamycin to the dermis where microcystic LMs originate
Program Status; Anticipated Upcoming Milestones	● We reported Phase 3 topline data in the 1st quarter of 2026 ● We plan to submit an NDA to the FDA in the second half of 2026 ● We completed our Phase 2 clinical trial in the 4th quarter of 2022
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

● European Commission orphan medicinal product designation

*
Fast Track, Breakthrough Therapy or Orphan Drug Designation may not result in a faster development process, review or approval. Please see paragraphs titled “Special FDA Expedited Review and Approval Programs” and “Orphan Drugs” herein for more information.

Disease Overview

Microcystic LM is a serious, rare disease of the lymphatic system characterized by lymphorrhea, which is the persistent discharge of internal lymph fluid from disrupted lymphatic vessels, and acute cellulitis, or a bacterial infection of the skin underlying tissues (Figure 1). Microcystic LMs primarily arise from somatic activating mutations in PIK3CA resulting in hyperactivation of the PI3K/mTOR signaling pathway. Microcystic LM is one of three morphologic types of LMs based on the size of the individual cysts (as opposed to the overall size of the LM): macrocystic (>2cm), microcystic (<2cm) and combined. Microcystic LMs often present at birth and are the result of congenital abnormalities of the lymphatic system thought to originate during the embryologic development of lymphatic vessels. Microcystic LM leads to malformed lymphatic vasculature, persistent infiltration of lymph fluid into soft tissues, and locally invasive masses with pathologic sequelae.

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

We completed an open-label Phase 2 trial to evaluate QTORIN rapamycin in patients with microcystic LM in the 4th quarter of 2022. Results of that trial are detailed below. Based on those results and discussions with the FDA at a Type C Meeting in 2023 and a Type B Breakthrough Therapy Meeting in 2024, we initiated a Phase 3 trial, SELVA, to evaluate QTORIN rapamycin in patients with microcystic LM in the third quarter of 2024. In the first quarter of 2025, we expanded the trial to include patients ages three to five years old. Previously, trial participants were required to be at least six years old. This decision followed communication with the FDA in which the Agency deemed our proposed population expansion acceptable. In February 2026, we announced positive topline results from SELVA, the Phase 3, single-arm, baseline-controlled study, which evaluated the safety and efficacy of QTORIN rapamycin for the treatment of microcystic LMs in patients 3 years and older. The study met the pre-specified primary endpoint, the mLM-IGA, with a +2.13 (p<0.001) improvement at Week 24. The study also met its pre-specified key secondary and all four additional secondary endpoints with statistical significance (all p<0.001). In the first quarter of 2026, we submitted a pre-NDA meeting request to the FDA. We anticipate the meeting to occur during the second quarter of 2026. We plan to request FDA agreement to begin a rolling submission of a Section 505(b)(2) NDA in the second half of 2026. Results of the Phase 3 trial are described below.

QTORIN rapamycin has been granted FDA Fast Track Designation, Orphan Drug Designation, and Breakthrough Therapy Designation for the treatment of microcystic LM.

Clinical Development Overview

We completed an open-label, Phase 2 trial (PALV-06) with QTORIN rapamycin in patients with microcystic LM and, based on the results of that trial, Breakthrough Therapy Designation was granted to QTORIN rapamycin for the treatment of microcystic LM. A subsequent Breakthrough Therapy Designation meeting with the FDA was held and our Phase 3 trial, SELVA, was initiated in the third quarter of 2024 and we reported topline results in the first quarter of 2026. Additionally, we were awarded an FDA Orphan Products Clinical Trials Grant for up to $2.6 million supporting the SELVA Phase 3 study in the third quarter of 2024, for which we have received proceeds of $1.1 million to date.

PALV-06 Overview and Efficacy Results

The Phase 2 PALV-06 trial was a multi-center, open-label study of subjects receiving QTORIN rapamycin once-daily for 12 weeks. The Phase 2 clinical trial featured multiple pre-specified efficacy assessments, including clinician and patient global impression assessments as well as assessments of individual clinical manifestations that are important disease burdens for individuals living with microcystic LMs. As is common in Phase 2 studies, efficacy was evaluated as secondary endpoints without multiplicity adjustment or formal statistical analysis. The PALV-06 trial enrolled 12 participants, all of whom completed 12-weeks of once daily (“QD”) QTORIN rapamycin treatment as well as all study related activities.

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

FIGURE 4: PALV-06 Improvement in Clinician- and Patient- Reported Impression of Change

Efficacy data from the Phase 2 open-label study demonstrated statistically significant and clinically meaningful improvements for microcystic LM participants treated with QTORIN rapamycin on several of the efficacy endpoints studied. The data demonstrated improvements as compared to pre-treatment (baseline) across several clinically relevant and important endpoints, including many of the static and impression of change global instruments (Table 2). Statistically significant improvements in the clinician global impression of severity (“CGI-S”), clinician global impression of change (“CGI-C”), and patient global impression of change (“PGI-C”) were supported by visual improvements of target lesions captured in photographs. Clinical meaningfulness was confirmed by participant interviews.

TABLE 2: PALV-06 Study Efficacy Results on Clinician- and Patient-Reported Impression of Change Instruments As Compared to Pre-Treatment (Baseline)

Efficacy Endpoints	Week 12	Nominal,
	Mean	Two-sided
	(n=12)	p-value

Clinician Global Impression of Change (CGI-C)	2.42	<0.0001
Clinician Global Impression of Severity (CGI-S) - Overall	-1.33	<0.0001
CGI-S Height	-1.67	<0.0001
CGI-S Leaking	-0.92	0.0047
CGI-S Bleeding	-0.92	0.0197
CGI-S Erythema	-1.08	0.0016
CGI-S Crusting/Hyperkeratosis	-1.17	0.0012
Patient Global Impression of Change (PGI-C)	2.08	<0.0001

CGI-C and PGI-C improvements are represented by increases; CGI-S improvements are represented by reductions
CGI-C and PGI-C are 7-points scales ranging from "Very Much Worse" (-3) to "Very Much Improved" (+3)
CGI-S is a 5-point lesion severity scale
p-values are nominal as there was no adjustment for multiplicity amongst efficacy endpoints
All p-values from paired t-tests vs mean change of 0 as compared to baseline

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

SELVA Phase 3 trial and Anticipated pre-NDA Meeting

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

Subsequent to the Breakthrough Therapy Designation Meeting and incorporation of certain FDA feedback into the Phase 3 trial design, we were notified in September 2024 that we had been awarded an FDA Orphan Products Clinical Trials Grant for up to $2.6 million to support our Phase 3 trial of QTORIN rapamycin for the treatment of microcystic LMs, for which we have received proceeds of $1.1 million to date. Since the program's inception, the FDA has awarded approximately 700 Orphan Products Clinical Trials Grants to fund clinical trials of products evaluating the efficacy and/or safety in support of a new indication or change in labeling to address unmet needs for patients with rare diseases or conditions. Grant applications are peer reviewed and evaluated for scientific and technical merit by a panel of experts in the subject field of the specific application. Consultation with the relevant FDA review division may also occur during this phase of the review to determine whether the proposed study will provide acceptable data that could contribute to product approval. A score is assigned to each application based on the scientific/technical review criteria including:

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

Our Phase 3 SELVA trial to evaluate QTORIN rapamycin in patients with microcystic LMs was originally designed to include up to 40 participants to be treated with QTORIN rapamycin QD for 24+ weeks. We enrolled 51 participants, of which 50 initiated treatment, including 49 participants aged ≥ 6 years and 1 participant in the exploratory 3- to 5-year-old cohort. The primary and key secondary endpoints are a 7-point change mLM-IGA, a dynamic assessment that uses a comparative rating scale, and a blinded evaluation using the microcystic LM multi-component static scale, respectively. Clinician-reported change in severity from the start of treatment as measured by the mLM-IGA scale is supported by Phase 2 trial results as exit interviews conducted with the clinicians who were part of the trial. More specifically, these data support that clinicians can accurately rate change in microcystic LM disease severity across each level of disease activity. The endpoints have been designed to capture clinical changes in key aspects of a patient’s disease, as reported by the clinicians and patients.

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

The FDA has recommended that primary efficacy in the treatment of microcystic LM be evaluated on a static multicomponent assessment scale but recommended that we provide a rationale for selecting the mLM-IGA comparative rating scale as the primary endpoint. While static scales were explored, these scores were shown to be less sensitive. Furthermore, the mLM-IGA is different from the traditional comparative rating scales in that investigators must score individual clinical signs before filling out the mLM-IGA and the mLM-IGA leverages baseline photographs to provide more objective scoring.

The mLM-IGA also leverages the well-accepted 7-point dynamic change scale that has been used in FDA labeling across many diseases/therapeutic areas.

We believe that a baseline-controlled study is an appropriate trial in patients with microcystic LM because there is evidence the effects of QTORIN rapamycin in this setting are dramatic and occur rapidly following treatment, and effects are unlikely to have occurred spontaneously. The Phase 2 study was a baseline-controlled study, and provided evidence that the treatment effect with QTORIN rapamycin was dramatic and occurred rapidly as evidenced by nominally significant results at the first timepoint measured, 4 weeks. These effects, as well as the from the Phase 3 study, are unlikely to have occurred spontaneously. Microcystic LM has a well-understood pathophysiology and a well-defined disease course such that the natural history of the disease shows that patients with microcystic LM do not have spontaneous regression. Therefore, we believe that any improvement can more confidently be attributed to study drug rather than natural fluctuations or spontaneous improvement of the disease. This aligns with the FDA's Draft Guidance on Expedited Programs for Serious Conditions – Drugs and Biologics (May 2014), which states “single-arm trials may be an important option in rare diseases with well-understood pathophysiology and a well-defined disease course.”

FIGURE 6. Microcystic LM SELVA Phase 3 Trial Design

In February 2026, we announced positive topline results from SELVA, a Phase 3, single-arm, baseline-controlled clinical trial evaluating once-daily QTORIN rapamycin in individuals aged ≥ 3 years with microcystic LMs. Of the 51 participants enrolled, 50 initiated treatment, including 49 participants aged ≥ 6 years and 1 participant in the exploratory 3- to 5-year-old cohort. In accordance with the statistical analysis plan, efficacy results were reported for participants aged ≥ 6 years, which constituted the ITT population. The study was originally designed to enroll 40 participants across leading U.S. vascular anomaly centers and exceeded its target enrollment.

Topline efficacy results from SELVA are as follows:

TABLE 4: SELVA Study Efficacy Endpoints at Week 24

Efficacy Endpoints at Week 24 (ITT Population, n=49)
	Mean Change	Two-sided p-value

Primary: Microcystic Lymphatic Malformation Investigator Global Assessment (mLM-IGA)*	+2.13	p<0.001
Key Secondary: Blinded mLM Multi-Component Static Scale (mLM-MCSS)**	-3.36	p<0.001
Secondary: Patient Global Impression of Change (PGI-C)*	+1.9	p<0.001
Secondary: Live mLM-MCSS**	-4.6	p<0.001
Secondary: Clinician Global Impression of Severity (CGI-S)***	-1.7	p<0.001
Secondary: Patient Global Impression of Severity (PGI-S)***	-1.0	p<0.001

• n=49 subjects aged 6 and older; data analyzed per statistical analysis plan; non-completer data handled via multiple imputation per statistical analysis plan for primary endpoint; endpoints tested according to pre-specified hierarchical testing procedure

*Dynamic change scales (7-point scales ranging from "Very Much Worse" (-3) to "Very Much Improved" (+3); positive values indicate improvements from baseline)

**mLM-MCSS (Sum of three static severity scales: Height, Leaking/Bleeding, Vesicle Appearance. Each scale rated "Clear or Almost Clear" (1) to "Very Severe" (5); total score 3-15. Test baseline to Week 24 change; negative values indicate improvements from baseline)

***Static severity scales (5-point scales ranging from 1 to 5; negative values indicate improvements from baseline)

In addition to meaningful improvements in clinician- and patient-reported outcomes, visible improvement in lesions was observed following treatment with QTORIN rapamycin.

FIGURE 7: Visible Improvement in Microcystic LM Lesions During QTORIN Rapamycin Treatment in SELVA

The primary endpoint, the mLM-IGA, is a 7-point clinician-assessed dynamic scale measuring change in disease severity from baseline ranging from “Very Much Worse” (-3) to “Very Much Improved” (+3). On the mLM-IGA in the ITT population (n=49), QTORIN rapamycin demonstrated a mean improvement of +2.13 points, meeting the study’s primary endpoint (p<0.001). Of the participants aged ≥ 6 who completed the efficacy evaluation period, 95% (41/43) demonstrated at least a 1-point improvement, and 86% (37/43) were either “Much Improved” (+2) or “Very Much Improved” (+3).

The key secondary endpoint, the mLM-MCSS, a clinician-assessed static scale scored as the total of three sub-scales (minimum score: 3; maximum score: 15) capturing lesion height, leaking/bleeding, and vesicle appearance, improved by a mean of 3.36 points (p<0.001), based on a blinded independent review of randomized Baseline and Week 24 photographs evaluated by a committee of clinician experts.

We plan to request FDA agreement to begin a rolling submission of a Section 505(b)(2) NDA for QTORIN rapamycin for the treatment of microcystic LM in the second half of 2026. Our NDA strategy is to demonstrate the substantial evidence of effectiveness for the treatment of microcystic LM based on results from the Phase 3 study plus confirmatory evidence from the Phase 2 study, real-world evidence of rapamycin used for the treatment of microcystic LMs, and the natural history of the disease.

To support our Section 505(b)(2) NDA, we plan to bridge QTORIN rapamycin and RAPAMUNE based on a cross-study comparison between pharmacokinetic data of QTORIN rapamycin from the Phase 3 trial and the prescribing information for RAPAMUNE; the FDA recommends that bridging to support an NDA for the treatment of microcystic LM be done in a relative bioavailability study comparing the pharmacokinetics of a topical product applied under maximal use conditions and the approved oral drug. The planned cross study analysis will allow for comparison of systemic pharmacokinetic parameters, key criteria for assessing the applicability of safety findings from the listed drug, which are a result of systemic exposure from the oral formulation. We believe the proposed clinical pharmacology plan will address the requirements for bridging to support reliance on the FDA’s previous findings of safety for RAPAMUNE tablets to support a Section 505(b)(2) NDA submission by establishing relative bioavailability to known pharmacokinetic parameters of RAPAMUNE as well as pharmacokinetics under maximal use conditions. Population pharmacokinetic analyses, including covariate analyses, will be conducted as data allows. No additional studies are planned, as a bridging approach is planned to enable labeling guidance for specific populations and drug-drug interactions. We will also rely on the listed drug for additional components of our Section 505(b)(2) NDA.

Potential Market Opportunity and Market Research

We believe that QTORIN rapamycin, if approved, has commercial potential for treating microcystic LM in the U.S. The treatment regimen in microcystic LM, we believe, would be chronic dosing due to the genetic nature of the condition. As discussed below, based on both claims analyses and a published real-world occurrence study of U.S. physicians, we estimate that there are over 30,000 diagnosed microcystic LM patients in the United States. Furthermore, the introduction of a new treatment may lead to improved awareness of the disease, better and sooner diagnosis, and more patients actively seeking therapy.

As part of better understanding the market opportunity in microcystic LM, we commissioned a primary market research study in May 2024 that surveyed 52 dermatologists and hematologists (Figure 7). As part of the market research, a target product profile describing QTORIN rapamycin, named Product X, was presented based on QTORIN rapamycin’s Phase 2 results.

FIGURE 8. Market Research Report (May 2024) On Product X

## Product X: topical 3.9% rapamycin gel

Percent of my microcystic LM patients I would prescribe Product X:

**75%**

| | % Yes |
|---|---|
| Would you incorporate Product X into your clinical practice? | 98% |
| Would you consider this as a first-line therapy for these patients? | 98% |
| Do you see advantages of topical administration of rapamycin (vs oral)? | 96% |

Survey of 52 high-volume dermatologists and hematologists (average of 11.7 cutaneous microcystic lymphatic malformation patients)

We believe that this preliminary market research underscores both the unmet need and the significant market opportunity for QTORIN rapamycin for the treatment of microcystic LMs.

QTORIN Rapamycin for the Treatment of Cutaneous Venous Malformations

Objective

● There are currently no FDA-approved therapies indicated for the treatment of cutaneous VMs; we are developing the first targeted therapy

● We believe QTORIN rapamycin, if approved, would be the first approved therapy indicated for cutaneous VMs

Program Status; Anticipated Upcoming Milestones	● We reported topline efficacy data from our Phase 2 TOIVA study in the 4th quarter of 2025 ● We anticipate initiating a Phase 3 pivotal study in the second half of 2026
Genetic Basis and Molecular Pathways	● Somatic mutations in TEK or PIK3CA lead to aberrant PI3K/mTOR signaling
Disease Burden

● Cutaneous VMs are a serious, rare condition characterized by the overgrowth of veins that protrude through the skin and are characterized by deformities, functional impairment, and hemorrhaging

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

● QTORIN is designed to confer site-directed delivery of rapamycin to the epidermis and dermis

● Estimated prevalence: >75,000 in the United States

● We believe the estimated TAM opportunity on an annualized basis is greater than $1 billion

Intellectual Property; Regulatory Designations

● We hold U.S. patents and patent applications in both the U.S. and major foreign markets with claims directed to anhydrous gel formulations of rapamycin and methods of use for treating cutaneous VMs, expiring in 2038

● FDA Fast Track Designation*

*Fast Track Designation may not result in a faster development process, review or approval. Please see paragraph titled “Special FDA Expedited Review and Approval” herein for more information.

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

Management of cutaneous VMs depends on factors such as symptomatology, location, and patient preferences. Treatment options, which are limited and insufficient, include conservative approaches such as observation and compression therapy, as well as interventional techniques like sclerotherapy (injection of sclerosing agents to induce vessel shrinkage), laser therapy, and surgical excision for larger or symptomatic malformations. Procedures to remove venous malformations are often not curative, with high rate of recurrence and regrowth. Complications from serial attempts to remove venous malformations including scarring, swelling, and nerve deficits are also compounded when multiple procedures are required. There are no FDA-approved treatments for cutaneous VMs and there is an urgent need for an approved pharmacologic treatment for these patients.

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

Clinical Development Overview

In December 2025, we announced positive topline efficacy results from the Phase 2 TOIVA study, a 12-week, multicenter, single-arm, open-label, baseline-controlled Phase 2 clinical trial of QTORIN rapamycin for cutaneous VMs. The study achieved statistical significance on multiple pre-specified clinician-reported and patient-reported efficacy endpoints, including dynamic change endpoints and static severity endpoints. The study enrolled 16 participants, ages six and older, at leading vascular anomaly centers across the U.S. Multiple measures of efficacy, including change in clinician and patient global impression assessments, as well as assessments of specific individual clinical manifestations which contribute to disease burden, were evaluated. To help contextualize changes on efficacy endpoints and, specifically, better understand any patient quality of life impact resulting from QTORIN rapamycin, qualitative exit interviews were conducted by a third-party interviewer with a subset of participants from the Phase 2 study.

We completed a Preliminary Breakthrough Therapy Designation Advice meeting with the FDA in the first quarter of 2026. Based on that meeting, our intent is to submit an application to the FDA for Breakthrough Therapy Designation in the second quarter of 2026. We plan to commence a Phase 3 pivotal study in the second half of 2026.

TOIVA Overview and Efficacy Results

The Phase 2 TOIVA trial was a single-arm, open-label, baseline-controlled study of QTORIN rapamycin administered topically once daily for a 12-week efficacy evaluation period followed by a 12-week treatment extension period, for cutaneous VMs. The study enrolled 16 participants, ≥ 6 years, at leading vascular anomaly centers across the U.S. Multiple measures of efficacy, including change in clinician and patient global impression assessments, as well as assessments of specific individual clinical manifestations which contribute to disease burden, were evaluated.

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

Efficacy data from the Phase 2 open-label study demonstrated nominally statistically significant (p<0.001) improvements at Week 12 on several of the clinically relevant and important efficacy endpoints evaluated when compared to pre-treatment (baseline), including many of the static and impression of change global instruments evaluated, including the Overall Cutaneous VM Investigator Global Assessment (“Overall cVM-IGA”) (Table 5). The Overall cVM-IGA is a 7-point, clinician-assessed, single-item efficacy endpoint measuring change in severity from baseline, with the numeric rating scale ranging from “Very Much Worse” (-3) to “Very Much Improved” (+3). On the Overall cVM-IGA at Week 12, 73% (11/15) participants improved, with 67% (10/15) either “Much Improved” (+2) or “Very Much Improved” (+3). No trial participants (0/15) were “Minimally Worse” (-1), “Much Worse” (-2), or “Very Much Worse” (-3). Nominally statistically significant improvement in the clinician global impression of severity (“CGI-S”), clinician global impression of change (“CGI-C”), and patient global impression of change (“PGI-C”) were supported by visual improvements of target lesions captured in photographs. To help contextualize changes on efficacy endpoints and, specifically, better understand any patient quality of life impact resulting from QTORIN™ rapamycin, qualitative exit interviews were conducted by a third-party interviewer with a subset of participants from the Phase 2 study.

TABLE 5: TOIVA Study Efficacy Results on Clinician- and Patient-Reported Impression of Change Instruments as Compared to Pre-Treatment (Baseline)

Efficacy Endpoints at Week 12 (ITT Population)	Mean Change	Nominal,
	from Baseline	Two-sided
	(n=15)	p-value

Dynamic Change Scales (7-point scales ranging from -3 to +3; positive values indicate improvements from baseline)
Overall Cutaneous VM Investigator Global Assessment (Overall cVM-IGA)	1.5	<0.001
cVM-IGA Height/Engorgement	1.3	<0.001
cVM-IGA Appearance (visualization/color of affected veins)	1.5	<0.001
cVM-IGA Bleeding	0.7	0.045
Overall Patient Global Impression of Change (PGI-C)	1.1	<0.001
Static Severity Scales (5-point scales ranging from 1 to 5; negative values indicate improvements from baseline)
Overall Clinician Global Impression of Severity (CGI-S)	-1.0	<0.001
cVM-MCSS (Cutaneous VM Multi-Component Static Scale) Severity of Height/Engorgement	-1.3	<0.001
cVM-MCSS Severity of Appearance (visualization/color of affected veins)	-1.1	<0.001
Overall Patient Global Impression of Severity (PGI-S)	-0.5	0.027

p-values are nominal as there was no adjustment for multiplicity amongst efficacy endpoints; change scores and changes from baseline in static scores were compared vs. mean 0 using a 1-sample t-test.
n=15 subjects completed treatment period (one additional dosed participant lost to follow up); data analyzed per statistical analysis plan; analysis conducted per available data at each timepoint; ITT analyzed with no imputation of values for missing data.
Ulceration was also assessed with no disease present at baseline. CGI-S Bleeding assessed with limited disease present at baseline.

In addition to meaningful improvements in clinician- and patient-reported outcomes, visible improvement in lesions was observed following treatment with QTORIN rapamycin.

FIGURE 9: Visible Improvements in Cutaneous VM Lesions During QTORIN Rapamycin Treatment in TOIVA

TOIVA Phase 2 Pharmacokinetic and Safety/Tolerability Results

Similar to previous clinical trials of QTORIN rapamycin, in the Phase 2 TOIVA study QTORIN rapamycin was generally well-tolerated, with the most common TEAEs being application site reactions (erythema, 25%). All TRAEs were moderate or mild, with no unexpected adverse events reported. Rapamycin levels were below 2 ng/mL in systemic circulation for all participants at all timepoints in the study.

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

QTORIN rapamycin for the treatment of Clinically Significant Angiokeratomas

Objective

● There are currently no FDA-approved therapies indicated for the treatment of clinically significant angiokeratomas; we are developing the first targeted therapy

● We believe QTORIN rapamycin, if approved, would be the first approved therapy indicated for Clinically Significant Angiokeratomas

Program Status; Anticipated Upcoming Milestones	● We plan to initiate a Phase 2 study in the second quarter of 2026
Genetic Basis and Molecular Pathways	● VEG-F activation of mTOR signaling
Disease Burden

● Angiokeratomas are associated with significant morbidity, impacts day-to-day functioning, and are associated with risks that dramatically and persistently deteriorate patients’ quality of life

● Characterized by dilated vessels that swell and extend beginning in the papillary dermis

Scientific Rationale for Clinically Significant Angiokeratomas

● Angiokeratomas are associated with increased VEG-F signaling along with keratinocyte hyperproliferation driven by hyperactivation of the mTOR pathway, which in turn activates a VEG-F-driven feedback loop, leading to over proliferation, dilation, and hyperkeratosis

Our Targeted Approach	● QTORIN is designed to confer site-directed delivery of rapamycin to the epidermis and dermis ● Estimated prevalence: >50,000 in the United States
Intellectual Property; Regulatory Designations

● We hold U.S. patents and patent applications in both the U.S. and major foreign markets with claims directed to anhydrous gel formulations of rapamycin and methods of use for treating clinically significant angiokeratomas, expiring in 2038

● FDA Fast Track Designation*

*Fast Track Designation may not result in a faster development process, review or approval. Please see paragraph titled “Special FDA Expedited Review and Approval Programs” herein for more information.

In September 2025, we announced the expansion of our QTORIN rapamycin development program into clinically significant angiokeratomas.

Clinically significant angiokeratomas are superficial lymphatic malformations which can cause bleeding, pain, functional impairment, and risk of infection, with no tendency for spontaneous regression. Angiokeratomas were recently classified as an isolated lymphatic malformation in 2025 by the International Society for the Study of Vascular Anomalies (“ISSVA”). Current treatment options include potentially destructive procedural interventions that carry significant risks of pain, scarring, and recurrence. Despite the substantial disease burden, there are currently no FDA-approved treatments available for clinically significant angiokeratomas.

We received written feedback from the FDA in the first quarter of 2026 on the proposed design of a Phase 2 study of approximately 10-20 patients to evaluate QTORIN rapamycin for the treatment of clinically significant angiokeratomas. Study initiation is anticipated in the second quarter of 2026. We have received Fast Track Designation for QTORIN rapamycin for the treatment of angiokeratomas.

Additional mTOR Driven Diseases

We have identified several other serious, rare skin diseases that are driven by mTOR and available clinical data suggests that inhibition of mTOR may be a good therapeutic target for these conditions. These diseases include but are not limited to refractory vascular tumors, capillary malformations, and cutaneous sarcoidosis. We are currently evaluating several of these opportunities for clinical development.

QTORIN Rapamycin and QTORIN Platform Expansion

We plan to announce the fourth target clinical indication for QTORIN rapamycin in the second half of 2026. We believe expansion of QTORIN rapamycin into additional indications is supported by comprehensive publications which highlight the broad potential of rapamycin in several difficult-to-treat, mTOR-driven skin diseases while advocating for targeted, topical approaches suited to improve tolerability and safety.

We plan to announce the third product candidate from the QTORIN platform in the second half of 2026.

QTORIN Pitavastatin for the Treatment of Disseminated Superficial Actinic Porokeratosis

In November 2025, we announced a new product candidate, QTORIN pitavastatin, for the treatment of DSAP. QTORIN pitavastatin was developed leveraging our QTORIN platform.

DSAP is a premalignant genetic skin disease that presents as persistent, often extensive lesions that enlarge and increase in size, number, and extent over time, causing chronic loss of skin integrity which can severely impact quality-of-life; no FDA-approved therapies currently exist for the estimated more than 50,000 diagnosed patients in the U.S.

We received written feedback from the FDA in the first quarter of 2026 on the proposed design of a Phase 2 study to evaluate QTORIN pitavastatin for DSAP. Trial initiation is anticipated in the second half of 2026.

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

The initial focus of our commercial sales effort will be on multidisciplinary care teams at vascular anomaly centers and academic medical centers, many of whom we have established relationships through our clinical development initiatives. We plan to engage these physicians by building an experienced rare disease sales force which will be supported by patient and healthcare provider marketing programs tailored to the indications and communities our products treat. The potential to bring forth new differentiated treatments in rare skin diseases and vascular malformations for which no treatments currently exist will help position us to engage this population of physicians. Over time, we hope to generate operational leverage from our field organization as we expand to potential future rare skin disease and vascular malformation indications.

We expect that the patients who are prescribed our products will be serviced by a highly focused system of programs and resources to support both their access to and appropriate use of our therapies. This will include distribution through specialty pharmacy partners, reimbursement and product administration support through a patient services team trained specifically on the needs of people with rare skin diseases and vascular malformations and access programs aimed at providing copay assistance. These programs and resources will be built specifically with feedback from the individuals with these diseases and malformations and their caregivers. The patient services team will act with the highest levels of integrity and also be highly focused on ensuring that all individuals and physicians who interact with our programs, distribution partners and company have a high level of satisfaction.

To support access to and reimbursement for our therapies, we expect to deploy an experienced market access team to collaboratively engage with payors, provide education regarding the diseases our drugs treat and provide education regarding our value propositions. Value propositions based on clinical data will be key to supporting our pricing strategies. We plan on engaging with payors leading up to the potential product launch and continuing to support ongoing access creation throughout the life cycle of the product, if approved. As we seek to develop and receive regulatory approval for the treatment of new indications for existing product candidates or develop and commercialize new products, once approved, our team will seek to position itself to provide ongoing access and education.

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

We anticipate that we will be required to invest significant amounts of financial and management resources to develop the appropriate infrastructure to prepare for commercialization. We intend to scale certain investments so that they align with achievement of regulatory milestones, but significant expenditures may be required prior to the receipt of any regulatory approval of our product candidates.

Outside of the United States, we may consider building our own commercial infrastructure or out-licensing, where appropriate, and may elect to utilize strategic collaborators, distributors, or other partners for making our products available to patients.

Manufacturing

While we have personnel with substantial manufacturing experience, we do not own or operate manufacturing facilities for the production of clinical or commercial supply of our product candidates and we currently have no plans to build our own clinical or commercial-scale manufacturing capabilities. We rely on third-party contract manufacturing organizations (“CMOs”) to manufacture and supply our materials to be used for the development and commercialization of our current and any future product candidate and expect such reliance to continue for the foreseeable future. We also rely, and expect to continue to rely, on third parties to test, package, label, store and distribute our current and any future product candidate, as well as our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our core expertise and resources on the development of our current and any future product candidates.

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

Certain of our supplies, including our pumps, are obtained from sole source suppliers. For example, we have an agreement with Nemera Le Tréport SAS (“Nemera”) for the supply of pumps we use to deliver QTORIN rapamycin. Nemera is a sole source supplier of these pumps, and we are required under a supply agreement to purchase from Nemera.

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

As of March 25, 2026, we own issued U.S. and foreign patents and pending U.S. and foreign patent applications and U.S. provisional applications relating to QTORIN rapamycin and uses thereof. Of these QTORIN rapamycin patents and patent applications:

We own issued patents in the U.S., as well as Europe, Australia, China, Israel and Japan and pending applications in the U.S., Canada, and Europe directed to anhydrous gel formulations of rapamycin and methods of using the same to treat certain skin disorders, including microcystic LM and venous malformations that naturally expire in 2038. We also own issued U.S. patents and pending U.S. applications that encompass anhydrous gel formulations of mTOR inhibitors, including rapamycin, and methods of using the same to treat skin disorders including microcystic LM and venous malformations that naturally expire as early as 2038. We own pending applications in the U.S., Europe and Japan that are directed to the use of QTORIN rapamycin for the treatment of microcystic LM, which if issued, would naturally expire in September 2042. A summary of these patent families is presented in the following table.

	Owned/Licensed	# Patents and Countries	# Applications and Countries	Natural Expiry Date	Type of Patent
Anhydrous gel formulations of rapamycin and methods of use	Owned by Palvella	11 patents in U.S., Australia, China, Israel, Europe and Japan	3 pending applications in the U.S., Canada, and Europe	January 2038	Utility
Anhydrous gel formulations of mTOR inhibitors and methods of use	Owned by Palvella	3 U.S. Patents	1 pending U.S. application	As early as January 2038	Utility
Use of QTORIN rapamycin for treating microcystic LM	Owned by Palvella	N/A	3 pending applications in U.S., Europe and Japan	September 2042	Utility
Use of QTORIN rapamycin for treating angiokeratomas	Owned by Palvella	N/A	1 pending U.S. provisional application	September 2046	Provisional

As of March 25, 2026, we exclusively license one allowed U.S. patent application, and we own one pending U.S. provisional application relating to QTORIN pitavastatin and uses thereof. Of these QTORIN pitavastatin patent applications:

We exclusively license from Yale University one allowed U.S. Application directed to the topical administration of an effective amount of a HMG CoA reductase inhibitor, including pitavastatin, to treat porokeratosis. Upon issuance, this application will naturally expire in June 2040. We also own one pending U.S. provisional application directed to formulations of pitavastatin and other HMG CoA reductase inhibitors and methods of using the same to treat certain skin disorders, including porokeratosis that will naturally expire in 2046. A summary of these patent families is presented in the following table.

	Owned/Licensed	# Patents and Countries	# Applications and Countries	Natural Expiry Date	Type of Patent
Methods of treating Porokeratosis with HMG CoA Reductase Inhibitors	Licensed from Yale University	N/A	1 pending U.S. application	June 2040	Utility
Topical Formulations of Pitavastatin and methods of use	Owned by Palvella	N/A	1 pending U.S. provisional application	November 2026	Provisional

Patent term is based on the filing or grant date of the patent, as well as the governing law of the country in which the patent is obtained. The protection provided by a patent varies from country to country, and is dependent on the type of patent granted, the scope of the patent claims, and the legal remedies available in a given country.

Obtaining patent protection is not the only method that we employ to protect our propriety rights. We also utilize other forms of intellectual property protection, including trademark and trade secrets, when those other forms are better suited to protect a particular aspect of our intellectual property. Our belief is that our propriety rights are strengthened by our comprehensive approach to intellectual property protection.

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

Ligand Development Funding Agreement

We are party to a Development Funding and Royalties Agreement with Ligand Pharmaceuticals, Inc. (“Ligand”), dated December 13, 2018, as amended May 22, 2020 and November 28, 2023 (the “Ligand Agreement”). Under the Ligand Agreement, Ligand has made payments totaling $15.0 million to fund the development of QTORIN rapamycin. As partial consideration for the funding received, we granted Ligand the right to receive up to $8.0 million in milestone payments upon the achievement of certain corporate, financing and regulatory milestones by us related to QTORIN rapamycin for the treatment of any and all indications. In addition, we are currently obligated to pay to Ligand tiered royalties ranging from 8.0% to 9.8% of any aggregate annual worldwide net product sales of any products based on QTORIN rapamycin. On a licensed product-by-licensed product and country-by-country basis, the royalty period is from the date of first commercial sale of such licensed product in a country until the latest of (i) the expiration of the last valid claim within the licensed patent rights covering such licensed product in the country in which such licensed product is made, used or sold, (ii) the expiration of the regulatory exclusivity term conferred by the applicable regulatory authority in such country with respect to such licensed product, and (iii) the fifteenth anniversary of the first commercial sale of such licensed product in such country.

The Ligand Agreement may be terminated by the earlier of a mutual written agreement of the parties or when the royalties contemplated by the agreement are paid to Ligand. Additionally, Ligand may terminate the agreement for (i) any or no reason upon a 90-day notice to us, or (ii) cause in connection with a material breach that we do not cure within a certain period of time.

The total amount of potential future milestone payments remaining under the arrangement were $5.0 million as of December 31, 2025 and 2024. The potential future milestone payments represent derivative liabilities with a fair value of $2.0 million and $1.6 million as of December 31, 2025 and 2024, respectively, which are classified as “derivative liabilities – royalty agreement” on the consolidated balance sheets appearing elsewhere in this Form 10-K.

Our obligation to pay tiered royalties under the Ligand Agreement was determined to be a debt instrument based on the likelihood of repaying the amounts provided to fund the development of QTORIN rapamycin and that we have significant continuing involvement in the generation of the cash flows potentially due to Ligand. This obligation is reflected as royalty agreement liability which is classified as a long-term liability on the consolidated balance sheets and was $17.8 million and $11.9 million as of December 31, 2025 and 2024, respectively, appearing elsewhere in this Form 10-K. Interest expense with respect to the royalty agreement liability is determined using the effective interest method based upon probability-adjusted cash flow estimates of our potential future royalty payments under the Ligand Agreement, yielding an effective interest rate of 44.9% and 39.9% as of December 31, 2025 and 2024, respectively. Changes in these estimates impact the amount of interest expense recognized through the accompanying consolidated statements of operations. During the second quarter of 2024, we received data from certain of our clinical trials that reduced the projected net product sales related to QTORIN rapamycin and the corresponding probabilities of successful commercialization, resulting in a significant reduction in the future royalty agreement liability. In addition, in the fourth quarter of 2024,we began conducting a Phase 3 clinical trial in microcystic lymphatic malformations. In the fourth quarter of 2025, we reported positive topline data for our Phase 2 clinical trial for cutaneous venous malformations and increased the corresponding probability of successful commercialization. We incurred non-cash interest expense of $5.8 million and $3.9 million for the years ended December 31, 2025 and 2024, respectively, all of which is a component of the royalty agreement liability on the consolidated balance sheets appearing elsewhere in this Form 10-K.

The Ligand Agreement requires us to make certain estimates and assumptions about future development, FDA approval, commercialization, and net sales of any product containing QTORIN rapamycin. These estimates and assumptions are subject to significant variability and are thus subject to significant uncertainty. Therefore, these estimates and assumptions are likely to change as we develop and commercialize products containing QTORIN rapamycin that may result in significant future adjustments to the royalty agreement liability, the derivative liabilities, and the accretion of interest expense.

Competition

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. To the best of our knowledge, potential competitors with product candidates in development for serious, rare skin diseases and vascular malformations include Kaken Pharmaceutical Co., Ltd., Nobelpharma Co., Ltd., Novartis Pharmaceuticals, Protara Therapeutics, Inc., Relay Therapeutics, Inc., Vaderis Therapeutics AG, and Quoin Pharmaceuticals. While we believe that our technology, expertise, scientific knowledge and intellectual property provide us with competitive advantages, we face and will continue to face competition from these companies and other sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization. Any product candidates that we successfully develop and, if approved, commercialize may compete with existing therapies or procedures and new therapies that may become available in the future. Moreover, our industry is characterized by the existence of large numbers of patents and frequent allegations of patent infringement.

There are no FDA-approved pharmacotherapies currently available for the treatment of microcystic LMs, cutaneous VMs, clinically significant angiokeratomas or DSAP. The current treatment options for microcystic LMs include a high-risk surgical procedure and off-label use of sclerosants, including doxycycline, bleomycin, ethanol and sodium tetradecyl sulfate. The current treatment options for cutaneous VMs include conservative approaches such as observation and compression therapy, as well as interventional techniques like sclerotherapy, laser therapy and surgical excision for larger or symptomatic malformations. The current treatment options for clinically significant angiokeratomas are limited to potentially destructive procedural interventions that carry meaningful risks of pain, scarring, and recurrence. There are currently no FDA-approved therapies for DSAP. There are a number of drug development companies and academic researchers exploring oral and topical formulations of various agents for the treatment of LMs and VMs including macrolides, phosphodiesterase inhibitors, PI3K inhibitors, AKT inhibitors, and mTOR inhibitors. A majority of these are in early development.

The key competitive factors affecting the commercial success of our current or future product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the level of competition and the availability of coverage and adequate reimbursement from third-party payors. If any of our product candidates are approved and successfully commercialized, it is likely that we will face increased competition as a result of other companies pursuing development of products to address the same or similar diseases.

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

In addition, some of the market demand for topical rapamycin and pitavastatin may be satisfied by compounding pharmacies. Although such pharmacies will be unable to compound any drug that is essentially a copy of QTORIN rapamycin or QTORIN pitavastatin, if approved, a compounded product would not be considered a copy of QTORIN rapamycin or QTORIN pitavastatin if there were a difference between our product and the compounded product that was made for an individual patient and which the prescribing practitioner determines produces a significant difference for that patient. Physicians may determine that such differences exist for some or all of their patients and may choose to prescribe compounded rapamycin or pitavastatin provided rapamycin or pitavastatin appears on a list established by the FDA of bulk drug substances for which there is a clinical need or satisfies other limited conditions. In the event compounders are authorized to compound rapamycin or pitavastatin products following approval of QTORIN rapamycin or QTORIN pitavastatin, if approved, we could be subject to significant competition from those formulations.

Government Regulation

Government authorities in the United States, at the federal, state, and local level, and in other countries and jurisdictions, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, pricing, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in other countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

FDA Review and Approval Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA under the U.S. Federal Food, Drug, and Cosmetic Act (“FDCA”) and other federal and state statutes and regulations. The failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as a clinical hold, the FDA’s refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves laboratory and animal tests (referred to as preclinical or nonclinical studies), the submission to the FDA of an Investigational New Drug Application, or “IND”, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as laboratory and animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including Good Laboratory Practices information about product chemistry, manufacturing and controls (“CMC”), and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans.

If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with good clinical practices (“GCPs”), an international standard meant to protect the rights, safety and welfare of research participants and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety - including the capture and reporting of all serious adverse events occurring during the trial regardless of whether such events are assessed as related to the investigational product - and the effectiveness criteria to be evaluated. In addition, clinical trial protocols require the capture and monitoring of all adverse events, including serious adverse events, that occur during the clinical trial regardless of their suspected relationship to the investigational product. Each protocol involving testing on U.S. participants and subsequent protocol amendments must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results, if known, of the clinical trials and preclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written expedited IND safety reports must be submitted to the FDA and clinical investigators in certain applicable circumstances.

The FDA may order the temporary or permanent discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial participants. The imposition of a clinical hold may be full or partial. The study protocol and informed consent information for patients in clinical trials must also be submitted to an Institutional Review Board (“IRB”) for review and approval before each trial begins. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1, the initial introduction of the drug into healthy volunteers or patients, the drug is tested to assess metabolism, pharmacokinetics, pharmacological actions, side effects associated with increasing doses, and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to evaluate the effectiveness of the drug for a particular indication, determine optional dose and regimen, and to identify common adverse effects and safety risks. If a drug demonstrates initial evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, one or more Phase 3 trials are undertaken to obtain additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In many cases, particularly for prevalent diseases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy and safety of the drug. In many other conditions, particularly for rare diseases, a single Phase 3 or Phase 2 trial may be sufficient in conjunction with confirmatory evidence. A single adequate and well-controlled Phase 3 or Phase 2 trial may also be sufficient, though it is less common when the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible, or the trial is supported by other confirmatory evidence. In February 2026, FDA leadership announced a plan to adopt the default position that one adequate and well-controlled trial, combined with confirmatory evidence, can serve as the basis of marketing authorization for novel products. Approval on the basis of a single trial may be subject to a requirement for additional post-approval studies.

The sponsor of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to disclose, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug. Sponsors are also required to make their expanded access policies publicly available, within 15 days, if their product candidate receives Fast Track Designation or Breakthrough Therapy Designation by the FDA.

Additionally, clinical trials may utilize an “open-label” trial design. An “open-label” clinical trial is one where both the patient and the investigator know whether the patient is receiving the investigational drug or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational drug and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with product candidates when studied in a controlled environment with a placebo or active control.

Concurrent with clinical trials, sponsors usually complete additional nonclinical studies, and also must develop additional information about the chemistry and physical characteristics of the product candidate, and as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, sponsors must develop methods for testing the identity, strength, quality, potency, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the investigational drugs do not undergo unacceptable deterioration over their shelf life.

Assuming successful completion of the required nonclinical and clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. Furthermore, under the Prescription Drug User Fee Act (“PDUFA”), the submission of most NDAs is additionally subject to a substantial application user fee, and the applicant under an approved NDA is also subject to an annual program fee for each prescription product. These fees are typically increased annually. An NDA for a drug that has received Orphan Drug Designation is not subject to an application fee, unless the NDA includes an indication for other than a rare disease or condition.

The FDA has 60 days from its receipt of an NDA to conduct a preliminary review and determine whether the application will be filed based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the FDA determines the application is incomplete because it does not on its face contain required information, the FDA may refuse to file the application and request additional information rather than file an NDA. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to preliminary review before the FDA files it. Once the application is filed, the FDA begins an in-depth review. Under PDUFA, the FDA has agreed to certain performance goals in the review of NDAs to encourage timeliness. For applications subject to standard review, the FDA’s current performance goals under PDUFA are ten months from receipt for most NDAs and twelve months for certain applications, including some new molecular entities (“NMEs”). For applications granted Priority Review, the FDA’s performance goal is six months from the receipt date. Priority Review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. NDAs for most Priority Review drug products are reviewed within eight months from submission of NDAs for NMEs and six months from submission of NDAs for non-NMEs. The review process for both standard and Priority Review may be extended by the FDA for three months to consider information the FDA considers to be a major amendment to the NDA.

In the past, the FDA has referred applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an outside advisory committee — typically a panel that includes clinicians, statisticians and other experts — for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

After the FDA evaluates the NDA and completes clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the NDA and may require substantial additional testing, or information, in order for the FDA to reconsider the application. The applicant may either resubmit the NDA, addressing all the deficiencies identified in the letter, or withdraw the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with such additional data and information, the FDA may decide that the resubmitted NDA does not satisfy the criteria for approval. An approval letter authorizes commercial marketing of the drug with specific prescribing information for one or more specific indications. The FDA may require that certain contraindications, warnings, precautions or interactions be included in the product labeling, and as a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained, or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and the FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing original NDAs.

Special FDA Expedited Review and Approval Programs

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

Fast Track Designation

The Fast Track Designation program is intended to expedite the process for developing and reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request. Fast Track Designation may not result in a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from the clinical development program.

If a development product is granted Fast Track Designation, the sponsor may engage in more frequent interactions with the FDA may be eligible for Priority Review. In addition, the FDA may review sections of the NDA on a rolling basis before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the sections of the NDA, and the applicant pays applicable user fees upon submission of the first section of the NDA. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted.

Breakthrough Therapy Designation

The Breakthrough Therapy Designation is a program by the FDA that aims to expedite the development and review of drugs and biologics for serious or life-threatening conditions.

To qualify for Breakthrough Therapy Designation, a drug must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.

A Breakthrough Therapy Designation includes all of the features of Fast Track Designation, as well as intensive guidance on an efficient drug development program, organizational commitment involving senior FDA managers, and eligibility for rolling review and Priority Review, if relevant criteria are met. The FDA may rescind the designation if subsequent data no longer support the designation.

Priority Review

The FDA may grant Priority Review to drugs that are intended to treat a serious condition, and if approved, would provide a significant improvement in safety or efficacy compared to available therapies. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six- and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for NMEs, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for Fast Track Designation and Breakthrough Therapy Designation are also likely to be considered appropriate to receive a Priority Review.

Accelerated Approval

In addition, products intended for treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the disease and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires a sponsor of a drug receiving accelerated approval to perform post-marketing studies, which must be conducted with due diligence, to verify and describe the predicted effect on IMM or other clinical endpoint. The FDA is permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. The FDA also has the authority to withdraw approval of a drug granted accelerated approval on an expedited basis if the sponsor fails to conduct such trials in a timely manner, send the necessary updates to the FDA, or if such post-approval confirmatory trials fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to drugs intended to treat a rare disease or condition. This generally means a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug Designation must be requested before submitting an NDA. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan Drug Designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with the FDA Orphan Drug Designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that orphan indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A product can be considered clinically superior if it is safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other potential benefits of Orphan Drug Designation are tax credits for certain qualified clinical testing expenses and, in some circumstances, exemption from the NDA application user fee; however, these benefits are subject to statutory and regulatory limitations and may be modified by future legislation

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA regulated products, including drugs, are required to register and disclose certain clinical trial information within specific timeframes for publication in the ClinicalTrials.gov database. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose certain results of their clinical trials after completion, although such disclosure can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs as well as clinical trial design.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), certain NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of such data. With certain exceptions, PREA does not apply to any drug for an indication for which orphan designation has been granted.

The Best Pharmaceuticals for Children Act (“BPCA”), provides NDA holders a six-month extension of any exclusivity — patent or nonpatent regulatory exclusivity— for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and timely submit study responding to the requested studies within the statutory timeframe. Applications under the BPCA are treated as priority applications, with all of the benefits that designation confers.

Post-Approval Requirements

Once an NDA is approved, a product will be subject to numerous post-approval requirements, including, among other things, record-keeping requirements, providing the FDA with updated safety information, product sampling and distribution requirements, and promotion and advertising requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed or promoted only for the approved indication(s) and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities.

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

The Hatch-Waxman Amendments

Orange Book Listing

NDA applicants are required to list with the FDA each patent whose claims cover the applicant’s drug or approved method of using the drug. Upon approval of a drug, each of the patents listed for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be referenced by potential generic competitors in support of approval of an Abbreviated New Drug Application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients, strengths, and routes of administration in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic” or “therapeutic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug pursuant to each state’s laws on drug substitution.

An ANDA applicant is required to provide a certification to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify to each patent in one of the following ways: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid, unenforceable or will not be infringed by the new product. The ANDA applicant may also elect to submit a section viii statement certifying that its proposed ANDA label does not contain any language regarding the patented method-of-use (such use is “carved-out”) rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired. A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to any listed patent, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been received for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

The ANDA application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product has expired.

Exclusivity

Upon NDA approval of a drug that contains an active moiety that has been previously approved by the FDA in any other NDA, when the application contains reports of a new clinical investigations (other than bioavailability studies) conducted by the applicant that were essential to approval, that drug product receives three years of exclusivity. During this three-year period of exclusivity, the FDA may not approve any Section 505(b)(2) NDA or ANDA seeking approval of a version of that drug that includes the same conditions of use approved in the relevant NDA.

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

To the extent that the Section 505(b)(2) NDA applicant is relying on the FDA’s prior findings of safety or effectiveness for an already approved product, the applicant is required to certify any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. Thus, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as five-year exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

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

Most medical devices can be legally sold within the United States only if the FDA has: (i) approved a premarket approval application (“PMA”), prior to marketing, generally applicable to Class III devices; or (ii) cleared the device in response to a premarket notification (“510(k)”) submission, generally applicable to Class I and II devices. However, most Class I and some Class II devices can be marketed without prior FDA authorization. If a device falls into a generic category of Class I or Class II devices that the FDA has exempted by regulation, a 510(k) submission is not required before marketing the device in the United States. Some 510(k)-exempt devices are also exempt from Quality Management System Regulation (“QMSR”) requirements.

After a device is placed on the market, numerous regulatory requirements apply. These include: the QSR, labeling regulations, the FDA’s general prohibition against promoting products for unapproved or “off-label” uses, reporting to the FDA by a manufacturer if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur, and reporting to the FDA by a manufacturer any recalls and field actions to reduce a risk to health posed by the device or to remedy a violation of the FDCA, among other things.

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

Further, federal laws and many states require that pharmaceutical manufacturers report on a periodic basis pricing information related to their products.

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

The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the impact of changes in agency leadership, or whether the Trump Administration or future presidential administrations, may propose additional regulatory reforms, these requirements or any announcement or adoption of such proposals may prevent us from obtaining adequate prices for our product candidates, if approved.

A payor’s decision to provide coverage for a drug product does not imply that patients will be able to easily access the medication, as step edits, prior authorizations, and other utilization management approaches can be used that have the effect of limiting patient access to certain medications. Further, coverage and reimbursement for drug products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to support physicians by providing scientific evidence and support for the use of any Palvella product which receives marketing authorization to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Healthcare Reform

The United States and many other jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

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

Several healthcare reform proposals culminated in the enactment of the Inflation Reduction Act of 2022 (“IRA”) for example, contains substantial drug pricing and other reforms to Medicare’s coverage of pharmaceuticals. Among other things, the IRA eliminated, beginning in 2025, the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and requiring manufacturers to subsidize, through a newly established manufacturer discount program (replacing the former Coverage Gap Discount Program), 10% of Part D enrollees’ prescription costs for brand drugs below the out-of-pocket limit, and 20% once the out-of-pocket limit has been reached. The IRA also requires HHS to negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs, which will become effective in 2027. For 2028, an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or Part D drugs will be selected. Due to a statutory amendment in July 2025, a drug or biological product that has one or more Orphan Drug Designations will be excluded from the IRA’s price negotiation requirements, but will lose that exclusion if it is approved for an indication that is not one of the designated rare diseases or conditions, unless such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation.

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

In addition, the One Big Beautiful Bill Act of 2025 (“OBBBA”) imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

Furthermore, the Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

For example, on May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional federal and state healthcare reform measures may be adopted in the future.

The effect of these healthcare reform initiatives on our business and the pharmaceutical industry in general is not yet known, but could be substantial and materially adverse to our ability to successfully commercialize our product candidates at profitable price points.

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (i.e. gene therapy, somatic-cell therapy and tissue-engineered medicines) and products with a new active substance indicated for the treatment of certain diseases, including HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases, products that are a significant therapeutic, scientific or technical innovation, or products for which authorization would be the interest of public health at EU level, the centralized procedure is optional.

Under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure, the maximum timeframe for the EMA’s scientific evaluation of a marketing authorization application is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days (excluding clock stops) but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation.

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

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000, provides that a medicinal product can be designated as an orphan medicinal product by the European Commission (following an assessment at the EMA) if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than five in ten thousand persons in the EU when the application is made, or (ii) without incentives it is unlikely that the marketing of the product in the EU would generate sufficient return to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure and a reduction or elimination of registration and marketing authorization fees. During the period of market exclusivity, a marketing authorization may only be granted for a “similar medicinal product” with the same orphan indication as an authorized orphan medicinal product only if: (i) the marketing authorization holder for the original orphan medicinal product consents to the authorization of the second medicinal product; (ii) the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities of the product; or (iii) it is established that the second product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of market exclusivity may, in addition, be reduced to six years if at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation because, for example, the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity. This 10-year period of market exclusivity can be extended to 12 years upon completion of an agreed paediatric investigation plan.

All of the aforementioned EU rules are generally applicable in the EEA.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals, and in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

Brexit and the Regulatory Framework in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the EU Clinical Trials Regulation is not applicable in the UK.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. On January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and made the MHRA the only authority approving medicines for the UK market, including Northern Ireland. The Windsor Framework removes EU licensing processes in relation to Northern Ireland for medicines placed on the UK market, disapplies EU Falsified Medicines Directive (FMD) safety-feature requirements there, and introduces a UK-wide licensing process; medicines placed on the UK market must be labeled 'UK Only' (and cannot be placed on the EU/EEA market in that packaging).

However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account prior approvals from specified reference regulators when considering a marketing authorization application, but the MHRA retains ultimate authority to accept or reject the application. There is now no separate pre-marketing authorization orphan designation process in the UK. Instead, status is assessed as part of (and alongside) the evaluation of the corresponding marketing authorization application. The criteria are essentially the same, but have been tailored for the UK market, i.e., the prevalence of the condition in the UK (rather than the EU) must not be more than five in 10,000. On grant of a marketing authorization with orphan status, the medicinal product may benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication (which may be reduced to 6 years in certain circumstances), starting from the date of first approval of the product in the UK; where the results of studies completed in accordance with a compliant paediatric investigation plan are reflected in the Summary of Product Characteristics, an additional 2 years of market exclusivity may be available.

Employees and Human Capital Resources

As of March 25, 2026, we had 29 full-time employees, of which two have Ph.Ds. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we believe our relationship with our employees is good. We also utilize the services of several independent consultants to support our research and development and general and administrative operations.

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

Our principal executive office is located at 353 W. Lancaster Avenue, Suite 200, Wayne, Pennsylvania 19087, and our telephone number is (484) 253-1461.

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

We have historically incurred significant operating losses and have never generated any revenue. Our operating loss for the years ended December 31, 2025 and 2024 was $38.6 million and $14.1 million, respectively. As of December 31, 2025, we had an accumulated deficit of $135.5 million. We expect to continue to incur significant operating losses for at least the next several years, and we may never achieve or sustain profitability. We have historically devoted substantially all of our efforts to identifying, researching and conducting preclinical and clinical activities for our product candidates, developing our QTORIN platform, organizing and staffing our company, business planning, raising capital and establishing our intellectual property portfolio. We have never obtained regulatory approval for, or commercialized, any products. We anticipate that our expenses will increase substantially for the foreseeable future if, and as, we:

•
seek regulatory approval for QTORIN rapamycin for the treatment of microcystic LM, cutaneous VMs, and/or clinically significant angiokeratomas, QTORIN pitavastatin for the treatment DSAP and any other product candidates that successfully complete clinical trials;
•
continue clinical development of our product candidates, including our planned Phase 3 pivotal study for QTORIN rapamycin in patients with cutaneous VMs, planned Phase 2 study for QTORIN rapamycin for clinically significant angiokeratomas, and planned Phase 2 study for QTORIN pitavastatin for DSAP which we plan to begin in the second half of 2026;
•
continue IND-enabling development for QTORIN pitavastatin for the treatment of DSAP;
•
establish a specialized commercial organization in the United States to commercialize any product candidate for which we obtain marketing approval;
•
initiate and continue relationships with suppliers and manufacturers and have clinical and commercial quantities of our product candidates manufactured at acceptable cost and quality levels and in compliance with the FDA and other regulatory requirements;
•
initiate additional clinical trials and preclinical studies for our other product candidates;
•
seek to identify and develop or in-license additional product candidates;
•
incur additional costs associated with operating as a public company, which will require us to add operational, financial, and management information systems and personnel, including personnel to support product development, any future commercialization efforts, and our transition to a public company;
•
expand our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•
maintain, expand and protect our intellectual property portfolio.

We may never succeed in any or all of these activities and, even if we do, we may never generate revenue.

We have never generated revenue from product sales and may never achieve or maintain profitability.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining regulatory approval, procuring commercial-scale manufacturing, and marketing and selling any products for which we obtain regulatory approval. We have never obtained regulatory approval, procured commercial-scale manufacturing or marketed any product, and we may never succeed in these activities. Even if we do obtain regulatory approval for and begin commercializing QTORIN rapamycin for microcystic LM, cutaneous VMs, clinically significant angiokeratomas or any other indication, QTORIN pitavastatin for DSAP or any other indication or any future product candidates, our ability to become profitable will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for any such product candidate and the degree of market acceptance we achieve.

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

We are a late clinical-stage biopharmaceutical company with a limited operating history. We have no products approved for commercial sale and have not generated any revenue from product sales. As an organization, we have limited experience successfully completing pivotal clinical trials, and have not yet demonstrated an ability to prepare and submit an NDA, obtain marketing approval, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have little or no meaningful operations upon which to evaluate our business, and predictions about our future success or viability may not be as accurate as it could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

As of December 31, 2025, we had cash and cash equivalents of $58.0 million, which, together with the $215.8 million in net proceeds from our recently completed public offering of common stock, and based upon our current operating plan, we believe that our cash and cash equivalents will be sufficient to fund our planned operations for at least the next twelve months from the date of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point we may need to raise additional capital, which cannot be assured. Our operating plans may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. To the extent that we raise additional capital by issuing equity securities, our existing stockholders may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of a common stockholder. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. We may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

As of December 31, 2025, we had net operating loss carryforwards for U.S. federal income tax purposes of $129.4 million and net operating loss carryforwards for state income tax purposes of $113.3 million. Federal tax loss carryforwards that were created prior to December 31, 2017 expire through 2037 and federal losses created after that date do not expire. State loss carryforwards expire starting in 2035.

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

As of December 31, 2025, we had German corporate income tax and trade tax net operating loss carryforwards of approximately $219.4 million and $215.1 million, respectively. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) of $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.

Risks Related to the Discovery, Development, Regulatory Approval and Commercialization of Our Product Candidates

Clinical drug development is a lengthy, complex and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development of our product candidates.

Our lead product candidate, QTORIN rapamycin, is in clinical development and the risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. Clinical trial failure may result from a multitude of factors including, but not limited to, flaws in trial design, carryover effect, dose selection, placebo effect, patient enrollment criteria and failure to demonstrate favorable safety or efficacy, and failure in clinical trials can occur at any stage. For example, our Phase 2b clinical trial of QTORIN rapamycin in patients with Gorlin Syndrome and Phase 3 clinical trials of QTORIN rapamycin in patients with pachyonychia congenita failed to meet their respective primary endpoints.

In the first quarter of 2026, we reported topline data from our Phase 3 clinical trial of QTORIN rapamycin for the treatment of microcystic LM, and are planning for a potential NDA submission to the FDA in the second half of 2026. We intend to commence a Phase 3 pivotal trial of QTORIN rapamycin for the treatment of cutaneous VMs in the second half of 2026 and a Phase 2 trial of QTORIN rapamycin for the treatment of clinically significant angiokeratomas in the second quarter of 2026. Additionally, we received written feedback from the FDA in the first quarter of 2026 on the proposed design of a Phase 2 study to evaluate QTORIN pitavastatin in subjects with DSAP, with trial initiation anticipated in the second half of 2026. Our other programs under evaluation for the treatment of other serious, rare skin diseases, vascular malformations and other genetic diseases are in early-stage preclinical development, or in the case of QTORIN pitavastatin, are in IND-enabling development.

We may experience numerous unforeseen events that could delay or prevent our ability to receive marketing approval for our product candidates, including:

•
regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or may halt or suspend an ongoing trial;
•
clinical trials of our product candidates may fail to show safety, efficacy or an acceptable benefit-risk profile, produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials or abandon drug development programs;
•
the design of any of our clinical trials may be flawed, and those flaws may not become apparent until such clinical trial is well advanced or completed;
•
regulators may not agree with our selection of novel endpoints or other key clinical trial design features, such as choice of control, used in our clinical evaluation of our product candidates; for example, the FDA has commented that a placebo-controlled trial or additional trials assessing different clinical endpoints may be required to assess the efficacy of QTORIN rapamycin for the treatment of microcystic LMs;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
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

We currently have no products that are approved for commercial sale. We are developing our lead product candidate, QTORIN rapamycin, for the treatment of three serious, rare skin diseases. We completed our Phase 3 clinical trial evaluating QTORIN rapamycin in patients with microcystic LM and are planning for a potential NDA submission in the second half of 2026. We intend to commence a Phase 3 pivotal trial evaluating QTORIN rapamycin in patients with cutaneous VMs in the second half of 2026. We are working on preclinical development of QTORIN rapamycin for the treatment of clinically significant angiokeratomas and plan to initiate a clinical study in the second quarter of 2026. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the continued clinical evaluation of QTORIN rapamycin and the commercialization of this product candidate for the treatment of microcystic LM, if approved. Accordingly, the success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of QTORIN rapamycin.

The clinical and commercial success of QTORIN rapamycin will depend on many factors, including the following:

•
the ability to raise any additional required capital on acceptable terms, or at all;
•
timely completion of our preclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and may depend substantially upon the performance of certain third-party contractors;
•
the ability to demonstrate the safety, efficacy and acceptable benefit-risk profile of QTORIN rapamycin to the satisfaction of the FDA and equivalent foreign regulatory authorities;
•
delays in developing and testing, or inability to develop and test, any clinical outcome assessments to the extent necessary for the FDA and equivalent foreign regulatory authorities to agree to their use as endpoints utilized in a clinical trial to support labeling claims;
•
the prevalence, duration and severity of potential side effects or other safety issues experienced with QTORIN rapamycin, if any, or experienced by competitors who are developing topical rapamycin (also known as sirolimus) products or who are targeting the same indications in the rare skin diseases space;
•
the timely receipt of necessary marketing approvals from the FDA and equivalent foreign regulatory authorities and, if granted, completion of any required post-marketing studies or trials and available funding to perform any such studies or trials;
•
the ability of any CMO, upon which we rely to manufacture clinical and commercial supplies of our product candidates or any future product candidates to remain in good standing with relevant regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMPs;
•
our ability to successfully develop a targeted rare disease commercial strategy and thereafter establish sales, marketing and distribution capabilities to launch and commercialize QTORIN rapamycin in the United States and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories;
•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of QTORIN rapamycin, if approved;
•
obtainment and maintenance of coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•
our ability to retain subjects who have enrolled in a clinical study but may be prone to withdraw due to the rigors of the clinical trial, lack of efficacy, side effects, personal issues or loss of interest;
•
the size of the potential markets for QTORIN rapamycin, if approved; and
•
our ability to establish and enforce intellectual property rights to QTORIN rapamycin, if any.

Even if we complete clinical testing and receive approval from the FDA or applicable equivalent foreign regulatory authorities for QTORIN rapamycin, the FDA or equivalent foreign regulatory authorities may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post- market clinical trials, or impose restrictions on the product’s distribution in the form of a REMS. The FDA or equivalent foreign regulatory authority may also approve QTORIN rapamycin, for a more limited indication or a narrower patient population than we originally requested. In addition, the FDA or equivalent foreign regulatory authorities may not approve QTORIN rapamycin with the labeling that we believe is necessary or desirable, or may approve it with labeling that includes warnings or precautions or limitations of use that may not be desirable for the successful commercialization of QTORIN rapamycin.

The factors outlined above, many of which are beyond our control, could cause us to experience significant delays or affect our ability to obtain regulatory approvals or commercialize QTORIN rapamycin. If we are unable to obtain regulatory approval and successfully commercialize QTORIN rapamycin, our financial position will be materially adversely affected, and we may not be able to generate sufficient revenue to continue our business.

We plan to submit an NDA to the FDA for the marketing approval of QTORIN rapamycin for microcystic LMs, based largely on data from our completed Phase 3 SELVA study; however, there can be no assurance that the data from our clinical trials will ultimately support filing of an NDA by the FDA or that the FDA will grant marketing approval of QTORIN rapamycin for microcystic LMs without additional clinical or nonclinical studies, or at all.

We plan to submit an NDA to the FDA for the marketing approval of QTORIN rapamycin for microcystic LMs, based largely on data from our completed Phase 3 SELVA study. However, the FDA may not agree microcystic LM is an appropriate setting for a baseline-controlled Phase 3 study and has commented that a placebo-controlled trial or additional trials assessing different clinical endpoints may be required to assess the efficacy of QTORIN rapamycin for the treatment of microcystic LM. Further, the FDA may refuse to file our planned NDA for substantive review or, if the application is filed by the FDA, the FDA may ultimately conclude after a more in-depth review of our data that our application is insufficient to support regulatory approval. If the FDA does not approve our planned NDA for QTORIN rapamycin for microcystic LMs, it may require that we conduct additional clinical or nonclinical studies or provide additional manufacturing information before it will reconsider our application for filing and subsequent review. Depending on the extent of these or any other studies or information required by the FDA to support approval, the FDA’s filing decision or subsequent approval of an NDA may be significantly delayed or we may be unable to obtain approval of an NDA because such studies or information may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA. If any of these outcomes occur, we may be forced to abandon our planned NDA, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar regulatory risks in a foreign jurisdiction.

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

We reported topline data from our Phase 3 trial of QTORIN rapamycin for the treatment of microcystic LM in the first quarter of 2026 and are planning for a potential NDA submission in the second half of 2026. We reported topline data from our Phase 2 trial of QTORIN rapamycin for the treatment of cutaneous VMs in the fourth quarter of 2025 and intend to commence a Phase 3 pivotal trial evaluating QTORIN rapamycin in patients with cutaneous VMs in the second half of 2026. Data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their drugs.

The FDA or any foreign regulatory authorities can delay, limit or deny approval of QTORIN rapamycin for the treatment of microcystic LM, cutaneous VMs, or clinically significant angiokeratomas, QTORIN pitavastatin for the treatment of DSAP or any future product candidates for many additional reasons, including:

•
the FDA or other equivalent foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials;
•
we may be unable to demonstrate to the satisfaction of the FDA or equivalent foreign regulatory authorities that any of our product candidates are safe and effective for the requested indication(s);
•
the results of our clinical trials may not meet the level of statistical significance or clinical meaningfulness or establish an acceptable benefit-risk profile required by the FDA or other equivalent foreign regulatory authorities for marketing approval;
•
the FDA or other equivalent foreign regulatory authorities may not accept data generated from our clinical trial sites;
•
the FDA or other equivalent foreign regulatory authorities may find the CMC data insufficient to support the quality of our product candidates;
•
the FDA or other equivalent foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our CMOs;
•
the FDA or other equivalent foreign regulatory authorities may disagree with our assessment that the delivery device component associated with our QTORIN platform is a Class I device exempt from premarket notification requirements as well as Quality System Regulation;
•
the FDA or equivalent foreign regulatory authorities may not approve the formulation, dosing, labeling or specifications; or
•
the potential for approval policies or regulations of the FDA or other equivalent foreign regulatory authorities to significantly change in a manner rendering our data insufficient for approval or invalidated.

Any of these factors, many of which are beyond our control, may result in our failing to obtain regulatory approval to market any of our product candidates, which could materially adversely affect our business, financial condition, results of operations and prospects.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

Results from preclinical studies or early clinical trials are not necessarily predictive of future clinical trial results and are not necessarily indicative of final results. Our product candidates may fail to show the desired characteristics in clinical development sufficient to obtain regulatory approval, despite positive results in preclinical studies or having successfully advanced through earlier clinical trials. The results of past and future nonclinical studies and early clinical trials of QTORIN rapamycin, QTORIN pitavastatin or any future product candidates may not be predictive of the results of later-stage clinical trials. Differences in trial design between early-stage clinical trials and later-stage clinical trials may make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. For example, in our Phase 2 study of QTORIN rapamycin in patients with microcystic LM, efficacy was evaluated as secondary endpoints without multiplicity adjustment or statistical analyses, but in our Phase 3 study in microcystic LM, a single efficacy hypothesis was tested as the primary endpoint. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. Moreover, even though we are using and plan to use the same formulation of QTORIN rapamycin to support multiple investigational development programs in multiple product candidates, we cannot be certain that any success we have or may in the future have with respect to the development of QTORIN rapamycin for the treatment of microcystic LMs, cutaneous VMs, or clinically significant angiokeratomas or QTORIN pitavastatin for the treatment of DSAP will lead to the successful development of QTORIN rapamycin or QTORIN pitavastatin for additional indications or additional product candidates.

In addition, the design of a pivotal clinical trial can determine whether our results will support approval of a product candidate and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. We have limited experience in designing and conducting pivotal clinical trials and we may be unable to successfully design and execute pivotal clinical trials of our product candidates to support regulatory approval.

We reported topline data from our Phase 2 clinical trial of QTORIN rapamycin for the treatment of cutaneous venous malformations in the fourth quarter of 2025. However, we may be unable to duplicate these results in other clinical trials we may conduct. Additionally, even if the FDA or other regulatory authorities accept the novel clinical endpoints we establish in connection with our Phase 2 trial in cutaneous venous malformations, there are no assurances that the FDA or other regulatory authorities will find the efficacy endpoints we propose in our future pivotal clinical trials to be sufficiently developed and tested and clinically meaningful, or that our product candidates will achieve the pre-specified endpoints in future pivotal clinical trials to a degree of statistical significance. For example, the FDA has commented that a placebo-controlled trial or additional trials assessing different clinical endpoints may be required to assess the efficacy of QTORIN rapamycin for the treatment of microcystic LM.

The rare skin diseases and vascular malformations we are currently targeting have no FDA-approved therapies, which subjects the design and execution of our clinical development programs to complexities and known as well as unknown risks, including those related to novel and/or subjective clinical endpoints and varying patient population characteristics.

There are currently no FDA-approved therapies indicated for the treatment of microcystic LMs, cutaneous VMs, clinically significant angiokeratomas or DSAP. We have concentrated our current research and development efforts on developing effective therapies for these indications, in addition to other rare skin diseases, vascular malformations and rare genetic conditions in other disease areas, and our future success depends on the success of this approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. Given the nature of the skin diseases we are targeting, the design and execution of our clinical development program is subject to both known and unknown risks.

As with QTORIN rapamycin for the treatment microcystic LMs or cutaneous VMs or clinically significant angiokeratomas, QTORIN pitavastatin for the treatment of DSAP, and any other indications or future product candidates that may require us to use new or novel endpoints or methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials or the magnitude of treatment effect observed in our clinical trials to provide clinically meaningful results. Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier-stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials or may not accept the clinical endpoints evaluated in later-stage clinical trials. For example, while the primary endpoint in the Phase 3 clinical trial of QTORIN rapamycin for the treatment of microcystic LM employed a dynamic assessment that used a comparative rating scale, which was also assessed as one of several efficacy endpoints in the Phase 2 study in microcystic LM, the FDA has recommended that primary efficacy in the treatment of microcystic LM to be evaluated on a static multicomponent assessment scale but also recommended that we provide a rationale for selecting the comparative rating scale should we proceed with a comparative rating scale. If the FDA does not agree with our primary endpoint, the FDA may instead consider the Phase 3 clinical trial’s key secondary endpoint, which is a static multicomponent assessment scale, as pivotal to assessing efficacy, if alpha-protected. Alternatively, the FDA may consider the study to not be adequate and well-controlled and could request additional clinical trials to assess a static multicomponent assessment scale as the primary endpoint. As a result, the design and conduct of our ongoing and future clinical trials of our product candidates may take longer, be more costly or be less definitive.

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

Any delays in, or the denial of, approval of any of our product candidates resulting from our inability to establish effective trial designs for serious, rare skin diseases or vascular malformations could materially adversely affect our business, financial condition, results of operations and prospects.

Our lead product candidates are based on our QTORIN platform, which is highly dependent on the successful development of this novel and unproven technology.

Our proprietary QTORIN platform is novel and was developed over several years of research to overcome inherent challenges, including chemical stability, skin penetration and skin distribution, with topical delivery of mTOR inhibitors, such as rapamycin and other therapeutic agents. QTORIN is an anhydrous gel comprising excipients intentionally selected in a ratio designed to achieve drug stability at room temperature and enable cutaneous distribution of therapeutics levels of cargoes into the target cells in the basal layer of the epidermis and to the dermis. Our product candidate for the treatment of microcystic LMs, cutaneous VMs, and clinically significant angiokeratomas leverages QTORIN as a mechanism of delivery of a 3.9% concentration of rapamycin to treat the applicable disease. Our product candidate for the treatment of DSAP leverages QTORIN as a mechanism of delivery of pitavastatin. The QTORIN platform has generated two program candidates, QTORIN rapamycin for three indications to date and QTORIN pitavastatin for one indication to date, and clinical evidence to support these candidates is preliminary and limited at this time by their respective stages of development.

QTORIN is the platform for our current clinical-stage product candidates and for other research-stage product candidates in our pipeline, and accordingly, our future success depends in significant part on the successful development of this novel technology. Negative results in the development of QTORIN rapamycin for the treatment of microcystic LMs, cutaneous VMs, or clinically significant angiokeratomas, or of QTORIN pitavastatin for the treatment of DSAP, may affect our ability to become the standard of care. In addition, negative results may impact our ability to obtain regulatory approval for other product candidates which we expect to develop based on our QTORIN platform, either at all or within anticipated timeframes because, although we may be targeting different indications, the underlying technology platform is the same for each product candidate and there may be commonalities in the manufacturing and development processes. Accordingly, a failure in any one QTORIN-based program may decrease confidence in our technology and affect our ability to conduct clinical programs for, and ultimately obtain regulatory approval for, other QTORIN-based product candidates.

We have not yet succeeded and may not succeed in completing clinical development of or obtaining regulatory approval for any of our product candidates using our QTORIN platform. As a result, it is more difficult for us to predict whether the application of our QTORIN platform, or any similar or competitive platforms, will result in the development and marketing approval of any products. Any developmental problems we experience in the future related to our QTORIN platform or any of our research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or clinical trials or commercializing any product candidates we may develop on a timely or profitable basis, if at all, which could materially adversely affect our business, financial condition, results of operations and prospects.

We may find it difficult to enroll subjects in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

Identifying and qualifying a sufficient number of eligible subjects to participate in clinical trials of our product candidates is critical to our success. The timing of our clinical trials depends on our ability to recruit subjects to participate, as well as the completion of required follow-up periods. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to the biotechnology or pharmaceutical fields, competitive clinical trials for similar patient populations, the existence of current treatments or for other reasons outside of our control. The timeline for recruiting subjects, conducting studies and obtaining regulatory approval of our product candidates may be delayed, which could result in increased costs, delays in advancing our product candidates, delays in testing the effectiveness of our product candidates or termination of the clinical trials altogether.

Importantly, the indications that we are currently targeting and may in the future target are serious, rare diseases and vascular malformations, which may limit the pool of subjects that may be enrolled in our ongoing or planned clinical trials. To the extent our clinical trials are limited to specific genotypes, the population of eligible trial participants is even further limited. Microcystic LMs affect an estimated greater than 30,000 diagnosed patients in the United States. Cutaneous VMs affect an estimated greater than 75,000 people in the United States. Clinically significant angiokeratomas and DSAP affect an estimated greater than 50,000 patients in the United States. Some of the other diseases we intend to target have similarly limited patient populations. We expect to rely in part on our relationships with patient advocacy groups to assist in identifying eligible patients, and any deterioration of those relationships could impede our ability to successfully enroll patients in our clinical trials. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible subjects to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States.

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

Orphan Drug Designation has been granted for QTORIN rapamycin for the treatment of LM, but we may be unable to obtain such designation for other diseases or conditions or product candidates or to realize the benefits of Orphan Drug Designation, including potential marketing exclusivity, even if such designation is obtained.

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

Generally, if a product candidate with an Orphan Drug Designation receives the first marketing approval for the disease or condition for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or foreign regulatory authorities (as applicable) from approving another marketing application for a product that constitutes the same drug treating the same indication for that marketing exclusivity period, except in limited circumstances. If another sponsor receives such approval before we do (regardless of our Orphan Drug Designation), we will be precluded from receiving marketing approval for our product for the applicable exclusivity period unless FDA concludes that our drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. The applicable exclusivity period is 7 years in the United States and 10 years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be revoked if any regulatory agency determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition in the United States and the same drug may be approved for different conditions. Even after an orphan drug is approved, the FDA may subsequently approve another drug for the same disease if the FDA concludes that the latter drug is not the same drug or is clinically superior. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication as an authorized orphan product if the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior; if the holder of the marketing authorization for the original medicinal product consents to a second orphan medicinal product application; or if the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

Our inability to obtain Orphan Drug Designation or the foreign equivalent for our product candidates, or to realize the benefits of such designation, could have an adverse effect on our business, financial condition, results of operations and prospects.

We are targeting serious, rare skin diseases and vascular malformations, and the small patient populations associated with such diseases and malformations present additional risks with respect to clinical development, regulatory approvals and commercialization of product candidates.

Our approach of targeting rare skin diseases and vascular malformations presents risks related to the clinical development, regulatory approval and commercialization of our product candidates, including the following:

•
we may have difficulty establishing safety and efficacy in these types of patient populations given there is less known about the natural history of the disease;
•
we expect to face challenges with respect to patient enrollment in our clinical trials, as described above;
•
small sample sizes in our clinical trials suggest that we face the risk of substantial variability in the results of our trials, and so the outcome of nonclinical testing and early clinical trials is less likely to be predictive of the success of later-stage clinical trials;
•
following approval of our product candidates, if any, pricing and level of reimbursement may not be sufficient to offset costs of development, manufacturing, marketing, and commercialization; and
•
market size is a significant variable in disease indications classified as rare. Our projections of both the number of people who have these diseases and malformations, as well as the subset of people with these diseases or malformations who have the potential to benefit from treatment with product candidates we may develop, are based on estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient advocacy groups or market research. These estimates may prove to be incorrect and new studies may change the estimated incidence or prevalence of these diseases. The number of patients in the United States, Europe and elsewhere may turn out to be lower than expected, and patients may not be amenable to treatment with our product candidates we may develop or may become increasingly difficult to identify or gain access to. Accordingly, even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

Adverse developments with respect to any of the foregoing could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our development and commercialization strategy for our product candidates depends, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of rapamycin, pitavastatin and other planned or future product candidates. If we are not able to pursue this strategy, we may be delayed in receiving regulatory authority approval.

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

We currently plan to pursue marketing approval for QTORIN rapamycin for several indications and QTORIN pitavastatin for one indication in the United States through Section 505(b)(2) NDAs and will be completing bridging analyses comparing our QTORIN programs to the approved oral rapamycin product, a previously approved organ rejection prophylactic, prior to NDA submission. If the FDA disagrees with our conclusions regarding the appropriateness of our reliance on the FDA’s prior findings of safety and efficacy for the approved oral rapamycin product or on published literature, or if we are not otherwise able to bridge to the listed drug or published literature to demonstrate that our reliance is scientifically appropriate, we could be required to conduct additional nonclinical toxicology, clinical safety or efficacy trials, or other studies to support our NDA, which could lead to unanticipated costs and delays or to the termination of our development programs. For example, while we plan to bridge QTORIN rapamycin and the approved oral rapamycin product based on cross-study comparison between pharmacokinetic data from the prescribing information for the approved product, the FDA recommends that bridging to support an NDA for the treatment of microcystic LM be done in a relative bioavailability study comparing the pharmacokinetics of a topical product applied under maximal use conditions and the approved oral drug. The planned cross-study analysis allows for comparison of systemic pharmacokinetic parameters, key criteria for assessing the applicability of safety findings from the listed drug, which are a result of systemic exposure from the oral formulation. If the FDA does not agree with our pharmacokinetic approach, we may need to conduct a relative bioavailability study, which compares direct assessment of pharmacokinetics of both products administered under similar conditions. For example, FDA may request different specific criteria for comparisons that cannot be evaluated based on limitations in the pharmacokinetic data available in the prescribing information of the approved drug. If we are unable to obtain approval for our product candidates through the Section 505(b)(2) NDA process, we may be required to pursue the more expensive and time consuming Section 505(b)(1) approval process, which consists of full reports of investigations of safety and effectiveness conducted by or for the applicant. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway for FDA approval, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

The validity, scope and enforceability of any patents that we may list in the Orange Book that cover QTORIN rapamycin or QTORIN pitavastatin, if approved by the FDA for any indication, can be challenged by competitors.

If QTORIN rapamycin or QTORIN pitavastatin is approved by the FDA for any indication, one or more third parties may challenge the patents covering QTORIN rapamycin or QTORIN pitavastatin with respect to such indication, which could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or could result in a finding of non-infringement. For example, if a third party files an ANDA, for a generic drug bioequivalent to our QTORIN rapamycin or QTORIN pitavastatin, and relies in whole or in part on studies conducted by or for us, the third party will be required to certify that either: (1) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic drug. Alternatively, a third party that files an ANDA for a generic drug bioequivalent to QTORIN rapamycin or QTORIN pitavastatin may elect to submit a “section viii” statement stating that our proposed label does not contain any language regarding the patented method of use or carves out the patented method of use rather than certify to a listed method of use patent. This section viii statement does not require notice to the patent holder or NDA owner. A certification that the new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a Paragraph IV certification. If the third party submits a Paragraph IV certification to the FDA, a notice of the Paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our product candidates.

Other companies could receive FDA approval for a topical rapamycin or pitavastatin product before we receive FDA approval for our product candidates for microcystic LMs, cutaneous VMs, clinically significant angiokeratomas or DSAP and thus could be granted regulatory exclusivity that could significantly delay our ability to receive approval for and commercialize our product candidates and therefore dramatically reduce our market potential.

Other companies may submit a Section 505(b)(2) NDA and receive approval for a topical rapamycin or pitavastatin product prior to the approval of any future NDAs we submit for these candidates or may pursue in the future. The first approved Section 505(b)(2) product for a particular condition of use or change to a marketed product, such as a new formulation for a previously approved product, may be granted three-year exclusivity if one or more clinical studies, other than bioavailability or bioequivalence studies, was essential to the approval of the application and was conducted/sponsored by the applicant. The grant of three-year exclusivity can delay the FDA’s approval of other Section 505(b)(2) applications for the same condition of use or change to the drug product, such as the first approval of a topical formulation of rapamycin, that was granted exclusivity, regardless of the date of submission of each NDA.

We believe that other companies are developing topical rapamycin products. In order to obtain regulatory approval with a Section 505(b)(2) NDA, other companies would have to sponsor or conduct new clinical investigations (other than bioavailability studies) that are essential to approval of the application, as well as conduct the required bridging studies. For example, if the FDA approves another company’s Section 505(b)(2) NDA for a topical rapamycin product, even for another indication, and grants the other company three-year exclusivity before we receive approval for QTORIN rapamycin for the treatment of microcystic LM, the FDA may be precluded from approving any Section 505(b)(2) NDA we may submit with respect to QTORIN rapamycin until after that three-year exclusivity period has expired unless we pursue the more expensive and time consuming Section 505(b)(1) approval process, which would likely require that we sponsor or conduct additional nonclinical and/or clinical studies. For example, upon approval in March 2022 of a Section 505(b)(2) NDA for the treatment of facial angiofibroma associated with tuberous sclerosis, Hyftor, a topical gel product containing sirolimus (also known as rapamycin), received three years of new product exclusivity. If another rapamycin topical product were to receive three-year exclusivity for a condition of use that overlaps with QTORIN rapamycin, approval of QTORIN rapamycin would be delayed until the expiration of such exclusivity.

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

As we continue our development of our product candidates and initiate additional preclinical studies or clinical trials of these or future product candidates, if any, serious adverse events, unacceptable levels of toxicity, undesirable side effects or unexpected characteristics may emerge. Although we have designed QTORIN rapamycin for topical application and in a manner that we believe will not result in systemic absorption, systemic exposure to rapamycin, the active ingredient in our lead product candidate, at levels consistent with the approved oral dosage form, is known to result in significant adverse reactions, including peripheral edema, hypertriglyceridemia, hypertension, hypercholesterolemia, creatinine increases, abdominal pain, diarrhea, headache, fever, urinary tract infection, anemia, nausea, arthralgia, pain and thrombocytopenia. Investigators may attribute infectious diseases occurring during clinical trials of QTORIN rapamycin to suspected or possible immunosuppression, based on the systematic mechanism of action of rapamycin. Further, we have conducted and continue to conduct open-label studies of QTORIN rapamycin and, without a concurrent control arm, adverse events may be attributed to QTORIN rapamycin that may be a result of background disease or other external factors. Other APIs we select for our product candidates may have similar adverse event profiles. The emergence of any such serious adverse events, unacceptable levels of toxicity, undesirable side effects or unexpected characteristics could cause difficulty recruiting and retaining participants for our trials or we may abandon these product candidates, institute burdensome monitoring programs or limit their development to more narrow uses, less frequent dosing, lower potency levels or subpopulations in which the serious adverse events, unacceptable levels of toxicity, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk/benefit perspective. The FDA, an IRB, or equivalent foreign regulatory authorities, may also require that we suspend, discontinue, or limit our clinical trials based on safety information or that there is inadequate prospect of treatment benefit. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate.

Additionally, if one or more of our product candidates receive marketing approval, and we or others identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may suspend, withdraw or limit their approvals of such products;
•
regulatory authorities may require additional warnings, precautions, modification or limitations of use in the labeling;
•
we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•
we may be required to implement a REMS;
•
we may decide to recall or remove such products from the marketplace;
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

Fast Track Designation has been granted for QTORIN rapamycin for the treatment of microcystic LM, the treatment of cutaneous VMs and the treatment of angiokeratomas, but we may never be able to realize the benefits of such designation for QTORIN rapamycin or any other indications or future product candidates, if granted, and such designation may not lead to a faster development, regulatory review, approval process or increase the likelihood that our product candidates will receive marketing approval.

We were granted Fast Track Designation by the FDA for QTORIN rapamycin for the treatment of microcystic LM, the treatment of cutaneous VMs and the treatment of angiokeratomas and may seek such designation for QTORIN rapamycin for other indications, and for certain other product candidates. If a drug is intended for the treatment of a serious or life-threatening disease and preclinical or clinical data demonstrates the potential of the new drug to address unmet medical needs for such disease, the drug’s sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot be assured that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for QTORIN rapamycin for the treatment of microcystic LM, the treatment of cutaneous VMs and the treatment of angiokeratomas, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development programs. Many drugs that have received Fast Track Designation have failed to obtain approval.

Breakthrough Therapy Designation has been granted for QTORIN rapamycin for the treatment of microcystic LM but we may never be able to realize the benefits of such designation for QTORIN rapamycin or any other indications or future product candidates, if granted, and such designation may not lead to a faster development, regulatory review or approval process or increase the likelihood that our product candidates will receive marketing approval.

We were granted Breakthrough Therapy Designation by the FDA for QTORIN rapamycin for the treatment of microcystic LM and may seek such designation for QTORIN rapamycin for other indications, and for certain other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for priority review if supported by clinical data at the time of the submission of the NDA.

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

Interim, topline or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. For example, we reported topline data from our Phase 3 clinical trial of QTORIN rapamycin for the treatment of microcystic LM in the first quarter of 2026 and we reported topline data from our Phase 2 clinical trial of QTORIN rapamycin for the treatment of cutaneous VMs in the fourth quarter of 2025, but any such topline or preliminary data may change following further auditing. As a result, preliminary and topline data should be viewed with caution until the final data are available. If the interim, topline, or preliminary data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed. In addition, the information we choose to publicly disclose regarding a particular clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

At any time, we may decide to discontinue the development or commercialization of any of our product candidates during or after approval, if granted, for a variety of reasons, including, but not limited to, the appearance of new technologies that render our product obsolete, competition from a competing product or changes in or inability to comply with applicable regulatory requirements. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses.

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

Additionally, although our trials are currently being conducted in the U.S., we may in the future choose to conduct one or more of our clinical trials at clinical trial sites outside the United States, including in Canada and Europe. Although the FDA or equivalent foreign regulatory authority may accept data from clinical trial sites conducted outside the United States or the applicable jurisdiction, acceptance of such study data by the FDA or equivalent foreign regulatory authority may be subject to certain conditions. Where data from foreign clinical trial sites are intended to serve as the basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice; the site study conduct was performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory authorities have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. Additionally, recent policy proposals in the United States may make acceptance by the FDA or inclusion of foreign clinical trial data in a marketing application more difficult. There can be no assurance the FDA or equivalent foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or equivalent foreign regulatory authority does not accept such data, it would likely result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan.

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

Risks Related to Commercialization of Our Product Candidates, if Approved

Even if QTORIN rapamycin, QTORIN pitavastatin or any future product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

Even if QTORIN rapamycin for the treatment of microcystic LMs, for the treatment of cutaneous VMs or the treatment of clinically significant angiokeratomas or QTORIN pitavastatin for the treatment of DSAP or any future product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, patient advocacy groups, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may never be able to generate adequate product revenue or become profitable. The degree of market acceptance of a product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•
the safety, efficacy, risk-benefit profile and potential advantages compared to alternative or existing treatments, which include, with respect to microcystic LM,
•
surgery, sclerotherapy, laser, and cryotherapy, any alternative treatment options of which physicians may perceive to be adequately effective or to present less risk for some or all patients;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies over existing treatment alternatives;
•
support from patient advocacy groups;
•
side effects that may be attributable to our product candidates and the difficulty of or costs associated with resolving such side effects;
•
the timing of market introduction of our product candidates as well as competitive products;
•
the clinical indications for which a product candidate is approved;
•
restrictions on the use of our product candidates in the labeling approved by regulatory authorities, including boxed warnings, contraindications, or a REMS, which may not be required of alternative treatments and competitors’ products;
•
the potential and perceived advantages of our product candidates over alternative treatments;
•
the effectiveness of our sales, marketing and market access efforts;
•
the cost of treatment in relation to alternative treatments or methods of symptom management;
•
our ability to offer our products, if approved, for sale at competitive prices;
•
the convenience and ease of administration compared to alternative treatments;
•
publicity relating to our product candidates or those of our competitors;
•
the availability of third-party coverage and adequate reimbursement at any given price level of each of our product candidates and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and

•
utilization controls imposed by third-party payors, such as prior authorizations and step edits.

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

We currently have no sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We have never commercialized a product. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization. We do not currently have any infrastructure for the sales, marketing, or distribution of any product, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market QTORIN rapamycin, QTORIN pitavastatin or any other planned or future product candidate, if approved, we must build our sales, distribution, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services.

We believe that we will be able to commercialize QTORIN rapamycin for the treatment of microcystic LM and our QTORIN platform for each of our other targeted disease programs, if approved, with a specialized sales force that targets a focused subset of medical dermatologists, and is supported by sales management, medical liaisons, market access, an internal marketing group, and distribution support. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, provide adequate training to sales and marketing personnel, and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Other factors that may inhibit our efforts to commercialize our product candidates, once approved, include:

•
the ability to recruit and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs, and other support personnel;
•
the ability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing our product candidates;
•
the ability to maintain our collaborative relationships with patient advocacy groups and leverage those relationships to increase patient identification and outreach and the rate of new patient acceptance of our product candidates;
•
the ability to equip sales personnel with effective materials, including medical and sales literature to help them educate physicians and other healthcare providers regarding rare diseases and our future products;
•
the costs associated with training sales and marketing personnel on legal and regulatory compliance matters and monitoring their actions;
•
the implementation of effective and robust promotional compliance controls. If any of our product candidates are approved, our promotional and medical affair activities are subject to scrutiny by the FDA’s Office of Prescription Drug Promotion (“OPDP”);
•
the ability to negotiate and enter into commercial, supply, and distribution contracts to support commercialization efforts, and to hire and manage additional qualified personnel;
•
the clinical indications for which the products are approved and the claims that we may make for the products;
•
the ability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;

•
limitations of use, contraindications, or warnings, including boxed warnings, contained in the products’ approved labeling;
•
any distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory REMS or voluntary risk management plan;
•
liability for sales or marketing personnel who fail to comply with the applicable legal and regulatory requirements;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization or engaging a contract sales organization.

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

Our estimates of the annual total addressable markets for our product candidates are based on internal and third-party estimates, including, without limitation, estimated incidence and prevalence of these diseases, and estimated annual price per patient for our product candidates. In addition, because there are currently no FDA-approved therapies indicated for the treatment of microcystic LMs, cutaneous VMs, clinically significant angiokeratomas or DSAP those patients may not regularly seek care from a treating physician and consequently may not be prescribed our product candidates, if approved. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our product candidates may prove to be incorrect. If the annual total addressable markets for our product candidates are smaller than we have estimated, this may have an adverse effect on our business, financial condition, results of operations, and prospects.

If we are unable to achieve and maintain coverage and adequate levels of reimbursement for any of our product candidates for which we receive regulatory approval, or any future products we may seek to commercialize, our commercial success may be severely hindered.

As to any of our product candidates that become available by prescription only, our success will depend on the availability of coverage and adequate reimbursement for our product from third-party payors. Because there are currently no products approved for the treatment of microcystic LM, cutaneous VMs, clinically significant angiokeratomas or DSAP, the pricing and reimbursement of our product candidates, if approved, is uncertain. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with our prescription or creating coverage uncertainties for prescribers and patients. Moreover, our target patient populations are small, as a result of which the pricing and third-party payor reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. Eligibility for reimbursement does not imply that a medical product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

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

In addition, some of the market demand for topical rapamycin or pitavastatin may be satisfied by state-licensed compounding pharmacies lawfully operating under Section 503A of the FDCA. Although such pharmacies will be unable to compound any drug that is essentially a copy of QTORIN rapamycin or QTORIN pitavastatin, if approved, a compounded product would not be considered a copy of QTORIN rapamycin or QTORIN pitavastatin if there were a difference between the FDA-approved and commercially available product and the compounded product that was made for an individual patient and which the prescribing practitioner determines produces a significant difference for that patient. Physicians may determine that such a significant difference exists for some or all of their patients and may choose to prescribe compounded rapamycin or pitavastatin because, if QTORIN rapamycin or QTORIN pitavastatin is approved, it would be a component of an FDA-approved drug product. In addition, if the FDA-approved drug product is not commercially available and thus added to the FDA’s published drug shortage list, compounders also would be able to copy it without the necessity of noting a significant difference between the compounded formulation and the FDA-approved drug. In the event compounders engage in the compounding of rapamycin or pitavastatin products if FDA approval of QTORIN rapamycin or QTORIN pitavastatin is obtained, we could be subject to significant competition from compounding pharmacies that prepare those compounded formulations.

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

As of March 25, 2026, we had 29 full-time employees. Our management and personnel, systems and facilities currently in place are not adequate to support our future growth. We will need to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities, commercialize our lead product candidates or any future product candidates and operate as a public company. In order to effectively execute our growth strategy, we will need to identify, recruit, retain, incentivize and integrate additional employees in order to expand our ability to:

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management and scientific personnel, including Wesley H. Kaupinen, our Chief Executive Officer, Matthew Korenberg, our Chief Financial Officer, Kathleen Goin, our Chief Operating Officer, Jeffrey Martini Ph.D., our Chief Scientific Officer, and Ashley Kline, our Chief Commercial Officer. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product candidates and otherwise negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We maintain “key person” insurance only for our Chief Executive Officer.

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

Additionally, our business processes personal data, including some data related to health. When conducting clinical trials, we face risks associated with collecting trial participants’ data, especially health data, in a manner consistent with applicable laws and regulations. Attempts to disrupt or gain unauthorized access to our and our third-party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by artificial intelligence. We also face risks inherent in handling large volumes of data and in protecting the security of such data. We could be subject to attacks on our systems by outside parties or fraudulent, inadvertent, or other inappropriate behavior by our service providers and/or insider employees. Third parties may also gain access to the company’s systems using stolen or inferred credentials, computer malware, denial-of-service attacks, ransomware viruses, spamming, social engineering fraud (including phishing attacks) or other means to threaten or compromise the security, confidentiality, integrity and availability of systems and information, and unauthorized third-parties may use such access to obtain personal data. A successful cyberattack could result in theft, destruction or misuse of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations.

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

The legislative and regulatory landscape for privacy and data protection continues to evolve. In the United States, numerous states have adopted privacy and security laws and regulations that may be more stringent than applicable federal law. These state laws allow for statutory fines for noncompliance. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA may impact our business activities. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which went into effect on January 1, 2023, imposes additional obligations on companies covered by the legislation and significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Following California’s lead, similar laws have been passed in numerous other states, including Virginia, Colorado, Connecticut, New Jersey, New Hampshire and other states have proposed such laws. While these laws incorporate many similar concepts to those in the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests. There are also states that are specifically regulating health information. For example, Washington’s My Health My Data Act, which became effective on March 31, 2024, regulates the collection and sharing of health information and has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. The existence of a patchwork of privacy laws in different states will make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. We may also in the future be subject to data protection laws and regulations of other jurisdictions, such as the EU’s GDPR, which provides data subjects with certain rights and requires organizations to adopt technical and organizational safeguards to protect personal data.

At the federal level, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Regulators and legislators in the U.S. are also increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our use of new and evolving technologies, such as artificial intelligence, may present risks and challenges that can impact our business, including by posing cybersecurity and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence (AI) into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. If we enable or use solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability.

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act (“AI Act”) is now in effect and is expected to undergo amendments, as introduced in the EU’s November 2025 Digital Omnibus. As enacted, the AI Act imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet various standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technologies can also give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of artificial intelligence tools.

Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. The integration of AI systems, by us or by our vendors, may increase cybersecurity risk. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Any regulatory approvals or other marketing authorizations we obtain for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or the conditions of approval or marketing authorization or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of any of our existing or future drug product candidates, such as QTORIN rapamycin for the treatment of microcystic LM, which could include requirements for a medication guide, physician communication plans or additional elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or an equivalent foreign regulatory authority authorizes our product candidates for marketing, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, we and others with whom we work must expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our CMOs or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

With respect to any of our product candidates in clinical testing or approved by the FDA, we will be subject to the FDA’s safety reporting requirements. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take actions, including among other things, issuing FDA Form 483s, warning letters or untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our approval or delay in approval of future products.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, customers and patients, will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any products for which we obtain marketing approval. For a detailed discussion of these laws, see the section of this Form 10-K titled, “Business—Government Regulation—U.S. Anti-Kickback, False Claims and Other Healthcare Fraud and Abuse Laws.”

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

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities may extend the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. In addition, there is substantial uncertainty regarding new regulatory initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel. Similar initiatives may also be directed toward other government agencies which could prevent, limit or delay development and regulatory approval of our product candidates and negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, leadership and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, have and may continue to slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could materially adversely affect our business, financial condition, results of operations and prospects. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

There is continued substantial uncertainty as to the extent and how the Trump Administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the Trump Administration has proposed action to freeze or reduce the budget of the National Institutes of Health (“NIH”) as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. Additionally, it is unclear whether the up to $2.6 million in grant funding we were awarded from the Orphan Products Grants Program to support our SELVA program will be adversely impacted or whether grant funding could be disrupted or terminated. There remains general uncertainty regarding future activities involving the current Administration. The Trump Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the Trump Administration, there could be a material adverse effect on us and our business.

Healthcare reform measures may increase the difficulty and cost for us to successfully commercialize our product and product candidates, if approved, and affect the prices we may obtain.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities relating to our product and product candidates, if approved, including implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For a detailed discussion of healthcare reform initiatives, see the section of this Form 10-K titled, “Business—Government Regulation—Healthcare Reform.” We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing authorizations of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing authorization, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

The Inflation Reduction Act’s (“IRA’s”) drug price negotiation provisions, inflation rebates, and Medicare Part D discount requirements, along with proposed most-favored-nation pricing models under the recently issued GLOBE, GUARD, and GENEROUS frameworks by the Centers for Medicare and Medicaid Services, could significantly impact our ability to obtain adequate pricing for our product candidates. Although a drug or biological product that has one or more orphan drug designations will be excluded from the IRA’s price negotiation requirements, we do not know if additional drug pricing reforms could modify this exemption in the future. These provisions are subject to ongoing legal challenges, and their ultimate implementation and impact remain uncertain. Additionally, the One Big Beautiful Bill Act of 2025 included reductions in Medicaid funding, work requirements, and reenrollment requirements that could have the effect of decreasing utilization of, and reimbursement for, our products, if approved.

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

Our ability to commercialize any of our other product candidates, if approved, successfully will depend, in part, on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government payor programs at the federal and state level, including Medicare and Medicaid, private health insurers, managed care plans and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. For a detailed discussion of coverage and reimbursement, see the section of this Form 10-K titled, “Business—Government Regulation—Coverage and Reimbursement.”

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

As discussed above, the IRA contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the HHS, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D whose prices have increased at a rate greater than the rate of inflation, and the requirement for manufacturers to provide discounts on Part D drugs. Substantial penalties can be assessed for noncompliance with the drug pricing provisions. Although a drug or biological product that has one or more orphan drug designations are excluded from the IRA’s price negotiation requirements, we do not know if additional drug pricing reforms could eliminate this exemption and therefore affect the prices we can charge and reimbursement we receive for our product candidates, if approved, thereby reducing our profitability. The full extent of the IRA on our business and the pharmaceutical industry in general is not yet known.

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

If any of our product candidates are approved for marketing and we are found to have improperly promoted off-label uses, we may become subject to prohibitions on the sale or marketing of our products, product liability claims and significant fines, penalties and sanctions, and our brand and reputation could be harmed.

The FDA and other equivalent foreign regulatory authorities strictly regulate the marketing of and promotional claims that are made about drug products. In particular, a product may not be promoted for uses or indications that are not approved by the FDA or such other equivalent foreign regulatory authorities as reflected in the product’s approved labeling. In addition, although we believe our product candidates may exhibit a lower risk of side effects or more favorable tolerability profile or better symptomatic improvement than other products for the indications we are studying, without head-to-head data, we will be unable to make comparative claims for our product candidates, if approved. If we receive regulatory approval for any of our product candidates and are found to have promoted any of our products for off-label uses, we may become subject to significant liability, which would materially harm our business. Both federal and state governments have levied large civil and criminal fines against companies for alleged improper promotion and have enjoined several companies from engaging in off-label promotion. If we become the target of such an investigation or prosecution based on our marketing and promotional practices, we could face similar sanctions, which would materially harm our business. In addition, management’s attention could be diverted from our business operations, significant legal expenses could be incurred, and our brand and reputation could be damaged. The FDA has also previously requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we are deemed by the FDA to have engaged in the promotion of our products for off-label use, we could be subject to FDA regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine or criminal penalties. Further, FDA’s OPDP actively scrutinizes promotional communications, including digital and social media; any materials that are false, misleading, or promote unapproved uses can lead to enforcement actions and could necessitate corrective communications. OPDP has increased efforts to monitor promotional activities, particularly those directed to consumer and patient audiences. It is also possible that other federal, state or foreign enforcement authorities might take action if they determine our business activities constitute promotion of an off-label use, which could result in significant penalties, including criminal, civil or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment or restructuring of our operations.

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

We do not currently have nor do we plan to build or acquire the infrastructure or capability internally to manufacture supplies of our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials, and we lack the internal resources and the capability to manufacture any of our product candidates on a preclinical, clinical or commercial scale. Instead, we currently rely on a limited number of CMOs to manufacture preclinical and clinical supplies of our product candidates and intend to rely on such CMOs for the commercial supplies of any approved product candidates, and may partner with other third party manufacturers for our clinical and commercial supply of QTORIN rapamycin and QTORIN pitavastatin. Please see “Business—Manufacturing” for a discussion of our current manufacturing and supply agreements.

Reliance on CMOs entails risks to which we may not be subject if we manufactured product candidates ourselves, including:

•
the possible failure of the third party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them;
•
reliance on the third party for regulatory compliance and quality control and assurance and failure of the third party to comply with regulatory requirements;
•
the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to manufacture our product candidates in accordance with our product specifications);
•
a disruption to one or more of our CMOs’ relevant operations;
•
the possible mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or vehicle not being properly identified;
•
the possibility of clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales;
•
the risk that our CMOs face financial difficulties or declare bankruptcy; and
•
the possibility of our failure to enter into agreements for manufacturing services, on commercially reasonable terms or at all, or the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us

Moreover, there are a limited number of manufacturers capable of producing our product candidates, which exposes us to the risk of disruption in the supply of product candidates for our preclinical studies and clinical trials, and if approved, ultimately for commercial sale. In the case of QTORIN rapamycin which we are currently developing for the treatment of microcystic LMs, cutaneous VMs, and clinically significant angiokeratomas, there is a limited number of manufacturers that will work with an API, such as rapamycin, that has immunosuppressant properties. If our third-party manufacturing agreements were to be terminated for any reason, we may be unable to procure alternative manufacturers for clinical or commercial manufacture of QTORIN rapamycin, as applicable, on a timely basis or at all.

Additionally, while we have entered into agreements with a limited number of CMOs for the commercial manufacture of our existing product candidates, these organizations must complete a scale-up process that includes the completion of various technical and regulatory steps before they will be able to produce commercial supply of our QTORIN rapamycin. If our current CMOs fail for any reason to carry out our contractual duties or otherwise fails to meet our manufacturing requirements prior to our completion of the process of qualifying each as a commercial manufacturer, and we are unable to replace them with a new collaboration partner, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We may be unable to enter into additional agreements with third-party manufacturers or suppliers or do so on favorable terms. Our anticipated reliance on a limited number of third party-manufacturers or suppliers exposes us to the following risks:

•
reliance on the third party for regulatory, compliance and quality assurance;
•
reliance on the third party for product development, analytical testing and data generation to support regulatory applications;
•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, the issuance of an FDA Form 483 or warning letter or other enforcement action by the FDA or other regulatory authority;

•
the possible breach of the manufacturing agreement by the third party;
•
the possible misappropriation of proprietary information, including trade secrets and know-how;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•
carrier disruptions or increased costs that are beyond our control; and
•
failure to deliver our drugs under specified storage conditions and in a timely manner.

If any of these risks materialize and impact our CMOs’ ability to produce our product candidates, our CMOs will have no other means of producing our product candidates until the adverse impact is mitigated or us or they procure alternative manufacturing facilities or sources of supply. Though we carefully manage our relationships with our CMOs, there can be no assurance that we will not encounter challenges or delays in the future. The loss of any of our CMOs, or their failure to provide us with sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

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

Our active pharmaceutical ingredient, rapamycin, is currently sourced from suppliers located in India. Any disruption in the supply of these ingredients or components or any problems in their quality could materially delay our development programs and affect our ability to manufacture our product candidates and could result in legal liabilities that could materially harm our business, financial, and operating results, or, if marketing approval is received, our ability to commercialize our product candidates.

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

Certain of our supplies, including the pumps we intend to use to dispense our QTORIN rapamycin and QTORIN pitavastatin, if approved, are obtained from a sole source supplier. If we experience an interruption in supply from these suppliers, our business may be harmed.

Certain of our suppliers, including the pumps we intend to use to dispense QTORIN rapamycin or QTORIN pitavastatin, if approved, are obtained from a sole source supplier. For example, we have an agreement with Nemera Le Tréport SAS, or Nemera, for such pumps. If there is an interruption in the supply of these pumps from Nemera or any other supplies due to pricing, timing, availability or other issues, if Nemera or any other sole-source supplier does not successfully carry out our contractual duties, meet expected deadlines or supply these pumps or other supplies in accordance with the terms of our agreement and with applicable federal, state, and foreign regulations, or if there are disagreements between us and Nemera or such other sole source supplier, clinical development, marketing approval or commercial manufacturing of our product candidates, if approved, could be delayed.

If our agreement with Nemera is terminated or if Nemera otherwise ceases to supply the pumps we intend to use to dispense QTORIN rapamycin or QTORIN pitavastatin, if approved, or if any other sole source supplier ceases to supply critical materials, there is no guarantee that we will find an alternative supplier for the necessary packaging materials on terms acceptable, or at all. As a result, we would have to redesign our commercial packaging which would be subject to FDA review. This may cause delays in the commercialization of our product candidates and cause us to incur additional expenses. The qualification process for a new vendor could take months or even years, particularly if we are unable to locate an alternative supplier that has sufficient regulatory qualifications, and any such delay in qualification could materially adversely affect our business, financial condition, results of operations and prospects.

We rely on third parties to conduct aspects of our nonclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize QTORIN rapamycin for the treatment of microcystic LM or any other current or future product candidates.

We do not have the ability to independently conduct nonclinical studies and clinical trials. Although our employees manage the overall conduct of our preclinical studies and clinical trials and we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with applicable regulations and the investigational plan and protocol, we rely on third parties, such as CROs and academic institutions, to conduct aspects of our preclinical studies and clinical trials of QTORIN rapamycin for the treatment of microcystic LM. The third parties with whom we contract for execution of our preclinical studies and clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees, and we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of our trials and the subsequent collection and analysis of data. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that our clinical trials comply with GCPs. Our failure or the failure of third parties on whom we rely on to comply with these regulations may require us to delay, stop and/or repeat clinical trials, which would delay the marketing authorization process.

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

An element of our business strategy includes acquiring or in-licensing technologies or product candidates for the treatment of rare skin diseases. As a result, we intend to periodically explore a variety of possible strategic collaborations or licenses in an effort to gain access to additional product candidates, technologies, resources or markets. While we do not have a strategic collaboration in place with respect to QTORIN rapamycin or QTORIN pitavastatin and we intend to independently commercialize these product candidates in the United States, we may selectively seek collaborators to commercialize our products, if approved, outside of the U.S. market.

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

The patent rights we own covering QTORIN rapamycin and QTORIN pitavastatin are directed to specific formulations of rapamycin and specific methods of use. As a result, our ability to prevent others from marketing products related to QTORIN rapamycin and QTORIN pitavastatin may be limited by the lack of patent protection for the active ingredient itself and other rapamycin and pitavastatin formulations may be developed by competitors. No patent protection is available for rapamycin itself, the active ingredient in QTORIN rapamycin and no patent protection is available for pitavastatin itself, the active ingredient in QTORIN pitavastatin. As a result, competitors who develop and receive required regulatory approval for competing products using the same active ingredient as QTORIN rapamycin and QTORIN pitavastatin may market their competing products so long as they do not infringe any of the method or formulation patents owned by us.

Patent terms may be inadequate to protect our competitive position and if we do not obtain additional patent protection by issuing additional patents with longer patent terms for our product candidates, our business may be materially harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, product candidates and our target indications. The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from our application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. naturally expire as early as 2038. We also own pending applications in the US and other major markets directed to the use of QTORIN rapamycin for the treatment of microcystic LM and angiokeratomas that, if issued, would expire in 2042 and 2046, respectively. Our patent portfolio directed to QTORIN pitavastatin consists of one allowed U.S. application, that upon issuance, will expire in 2040 and one U.S. provisional that, if issued, will expire in 2046. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized.

If we are unable to obtain new patents with expiration dates further in the future, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data to obtain approval of competing products following our patent expiration and launch their product earlier than might otherwise be the case.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States or may not be pursued at all outside of the United States. For example, we do not own or license any patent rights directed to QTORIN rapamycin outside of the United States Australia, China, Israel and Japan and we do not own or license any patent rights directed to QTORIN with any other mTOR inhibitors outside of the United States. The patent application that we exclusively license from Yale University relating to the use of HMG CoA reductase inhibitors for treating porokeratosis is only filed in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We cannot assure that our exploitation of QTORIN rapamycin, QTORIN pitavastatin or any future product candidate will not infringe existing or future third-party patents. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing any of our product candidates, if approved. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. Moreover, we may face claims from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

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
•
disputes or other developments relating to proprietary rights, including patents, litigation matters, and our ability to obtain patent protection for our technologies;
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

•
sales of securities by us or other securityholders in the future;
•
if we fail to raise an adequate amount of capital to fund our operations or continued development of our product candidates;
•
trading volume of our common stock;
•
announcements by competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
•
adverse publicity relating to precision medicine product candidates, including with respect to other products in such markets;
•
the introduction of technological innovations or new therapies that compete or could compete with our product candidates;
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

Our executive officers, directors and principal stockholders, in the aggregate, beneficially own a significant portion of our outstanding shares of common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence any matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

The NRS contains provisions governing the acquisition of a controlling interest in certain Nevada corporations. Nevada’s “acquisition of controlling interest” statutes (NRS 78.378 through 78.3793, inclusive) contain provisions governing the acquisition of a controlling interest in certain Nevada corporations. These “control share” laws provide generally that any person that acquires a “controlling interest” in certain Nevada corporations may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elect to restore such voting rights. These laws would apply to us as of a particular date if we were to have 200 or more stockholders of record (at least 100 of whom have addresses in Nevada appearing on our stock ledger at all times during the 90 days immediately preceding that date) and do business in the State of Nevada directly or through an affiliated corporation, unless our Articles of Incorporation or Bylaws in effect on the tenth day after the acquisition of a controlling interest provide otherwise. These laws provide that a person acquires a “controlling interest” whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the NRS, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority, or (3) a majority or more of all of the voting power of the corporation in the election of directors. Once an acquirer crosses one of these thresholds, shares which it acquired in the transaction taking it over the threshold and within the 90 days immediately preceding the date when the acquiring person acquired or offered to acquire a controlling interest become “control shares” to which the voting restrictions described above apply. Our Articles of Incorporation include a provision stating that these laws, or any successor statutes, relating to acquisitions of controlling interests in Palvella, shall not apply to us or to any acquisition of any shares of our capital stock. These laws may have a chilling effect on certain transactions if our Articles of Incorporation are amended to eliminate the foregoing provision and these laws otherwise apply according to their terms.

Nevada’s “combinations with interested stockholders” statutes (NRS 78.411 through 78.444, inclusive) provide that specified types of business “combinations” between certain Nevada corporations and any person deemed to be an “interested stockholder” of the corporation are prohibited for two years after such person first becomes an “interested stockholder” unless the corporation’s board of directors approves the combination (or the transaction by which such person becomes an “interested stockholder”) in advance, or unless the combination is approved by the board of directors and 60% of the corporation’s voting power not beneficially owned by the interested stockholder, its affiliates and associates. Furthermore, in the absence of prior approval certain restrictions may apply even after such two-year period. For purposes of these statutes, an “interested stockholder” is any person who is (1) the beneficial owner, directly or indirectly, of 10% or more of the voting power of the outstanding voting shares of the corporation, or (2) an affiliate or associate of the corporation and at any time within the two previous years was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “combination” is sufficiently broad to cover most significant transactions between a corporation and an “interested stockholder”. These laws generally apply to Nevada corporations with 200 or more stockholders of record. However, a Nevada corporation may elect in its articles of incorporation not to be governed by these particular laws, but if such election is not made in the corporation’s original articles of incorporation, the amendment (1) must be approved by the affirmative vote of the holders of stock representing a majority of the outstanding voting power of the corporation not beneficially owned by interested stockholders or their affiliates and associates, and (2) is not effective until 18 months after the vote approving the amendment and does not apply to any combination with a person who first became an interested stockholder on or before the effective date of the amendment. We have not made such an election in our original articles of incorporation, and we have not amended our Articles of Incorporation to so elect.

Further, NRS 78.139 provides that directors may resist a change or potential change in control of the corporation if the board of directors determines that the change or potential change is opposed to or not in the best interest of the corporation upon consideration of any relevant facts, circumstances, contingencies or constituencies pursuant to NRS 78.138(4).

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

Item 2. Properties.

Our principal executive office is located in Wayne, Pennsylvania, where we lease 6,853 square feet of space that we use for our administrative, research and development and other activities. We believe that our existing facilities are adequate for our near-term needs but expect to need additional space as we grow. We believe that suitable additional or alternative space would be available as required in the future on commercially reasonable terms.

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

As of March 25, 2026, there were approximately 52 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held by brokers or other nominees in street name. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2025 that were not registered under the Securities Act and that have not otherwise been described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2025.

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

Overview

We are a clinical-stage biopharmaceutical company whose vision is to become the leading rare disease biopharmaceutical company focused on developing and, if approved, commercializing novel therapies to treat patients suffering from serious, rare skin diseases and vascular malformations for which there are no FDA-approved therapies. We envision a future treatment paradigm in which individuals suffering from serious, rare skin diseases and vascular malformations, and the physicians treating those diseases, have significantly improved treatment options which address the underlying causes of those diseases. We intend to leverage our versatile QTORIN platform to minimize the challenges and timelines typically associated with generating novel topical product candidates. The QTORIN platform is specifically designed to reproducibly generate novel topical product candidates that penetrate the deep layers of the skin to locally treat a broad spectrum of rare skin diseases and vascular malformations. Our lead product candidate, QTORIN 3.9% rapamycin anhydrous gel (“QTORIN rapamycin”), is currently in clinical development for microcystic lymphatic malformations (“microcystic LMs”) and cutaneous venous malformations (“cutaneous VMs”). QTORIN rapamycin contains the active pharmaceutical ingredient (“API”) rapamycin, also known as sirolimus, which is an inhibitor of mTOR, a kinase that has been known to play a key role in cell growth and proliferation.

In February 2026, we announced positive topline results from SELVA, a Phase 3, single-arm, baseline-controlled study, which evaluated the safety and efficacy of QTORIN rapamycin for the treatment of microcystic LMs in patients 3 years and older. The study met the pre-specified primary endpoint, the mLM Investigator Global Assessment (“mLM-IGA”), with a +2.13 (p<0.001) improvement. The study also met its pre-specified key secondary and all four additional secondary endpoints with statistical significance (all p<0.001). In December 2025, we announced positive topline efficacy results from TOIVA, a Phase 2, single-arm, baseline-controlled study, which evaluated the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs in patients 6 years and older, which achieved nominal statistical significance (p<0.001) on multiple pre-specified clinician-reported and patient-reported efficacy endpoints, including dynamic change endpoints and static severity endpoints at Week 12.

In September 2025, we announced the expansion of our QTORIN rapamycin development program into clinically significant angiokeratomas.

In November 2025, we announced a new QTORIN product candidate, QTORIN pitavastatin, for the treatment of disseminated superficial actinic porokeratosis (“DSAP”). QTORIN pitavastatin leverages our proprietary QTORIN platform and is designed to be the first pathogenesis-directed therapy for DSAP by directly inhibiting the causal mevalonate pathway.

Our Novel Product Candidate: QTORIN rapamycin

Overview

We are developing QTORIN rapamycin, a novel, 3.9% anhydrous topical gel formulation containing rapamycin, for the treatment of microcystic LMs, cutaneous VMs, clinically significant angiokeratomas and other mTOR-driven skin diseases. If approved, we believe QTORIN rapamycin has the potential to become the standard of care in each of these diseases.

QTORIN rapamycin for the treatment of microcystic LMs

Microcystic LM is a serious, chronically debilitating, and lifelong genetic disease of the lymphatic system characterized by lymphorrhea and acute cellulitis. It is estimated that there are more than 30,000 diagnosed patients in the United States with microcystic LMs. The specific pathophysiology of microcystic LMs is primarily the result of somatic activating mutations in PIK3CA that result in increased activation of the PI3K/mTOR pathway and subsequent lymphatic hyperplasia. Because microcystic LMs have a well-understood pathophysiology and a well-defined disease course, we believe an appropriate clinical study for this rare disease is a baseline-controlled Phase 3 study using clinician assessments.

We recently completed SELVA, a Phase 3, single-arm, baseline-controlled clinical trial evaluating once-daily QTORIN rapamycin in individuals aged ≥ 3 years with microcystic LMs and announced positive topline results. Of the 51 participants enrolled, 50 initiated treatment, including 49 participants aged ≥ 6 years and 1 participant in the exploratory 3- to 5-year-old cohort. In accordance with the statistical analysis plan, efficacy results were reported for participants aged ≥ 6 years, which constituted the Intent-to-Treat (“ITT”) population. The study was originally designed to enroll 40 participants across leading U.S. vascular anomaly centers and exceeded its target enrollment.

The primary endpoint, the mLM-IGA, is a 7-point clinician-assessed dynamic scale measuring change in disease severity from baseline ranging from “Very Much Worse” (-3) to “Very Much Improved” (+3). On the mLM-IGA in the ITT population (n=49), QTORIN rapamycin demonstrated a mean improvement of +2.13 points, meeting the study’s primary endpoint (p<0.001). Of the participants aged ≥ 6 who completed the efficacy evaluation period, 95% (41/43) demonstrated at least a 1-point improvement, and 86% (37/43) were either “Much Improved” (+2) or “Very Much Improved” (+3). In the 3- to 5-year-old cohort, one participant enrolled and was “Very Much Improved” (+3) on the mLM-IGA at Week 24.

Similar to previous clinical trials of QTORIN rapamycin, in the Phase 3 SELVA study, QTORIN rapamycin was well-tolerated. Amongst the 50 participants who initiated treatment, 35 participants (70%) experienced treatment-emergent adverse events (“TEAEs”). Four experienced serious adverse events, of which one experienced a severe TEAE; all were deemed unrelated to study drug by investigators. Amongst the TEAEs, a total of 17 participants experienced treatment-related adverse events (“TRAEs”), all of which were rated mild or moderate. The most common TRAEs included application site acne, application site discoloration, and application site pruritus (all n=3, 6%). Rapamycin levels were below 2 ng/mL in systemic circulation for all participants at all timepoints in the study.

We previously announced topline Phase 2 clinical trial results from our multi-center, open-label, baseline-controlled study of 12 subjects receiving QTORIN rapamycin administered once daily for 12 weeks for the treatment of microcystic LMs. The Phase 2 clinical trial featured multiple pre-specified efficacy assessments, including clinician and patient global impression assessments as well as assessments of individual clinical manifestations that are important disease burdens for individuals living with microcystic LMs. All participants in the Phase 2 clinical trial demonstrated improvements on the Clinician Global Impression of Change scale, a 7-point clinician-rated change scale, with all participants in the study rated as either “Much Improved” (n=7, 58%) or "Very Much Improved" (n=5, 42%) after 12-weeks of treatment compared to the pre-treatment baseline period.

In the first quarter of 2026, we submitted a pre-NDA meeting request to the FDA. We anticipate the meeting to occur during the second quarter of 2026. We have received Breakthrough Therapy Designation, Fast Track Designation, and Orphan Drug Designation from the FDA for QTORIN rapamycin for the treatment of microcystic LMs. Orphan Drug Designation has also been granted by the European Medicines Agency. In addition, we have been awarded an FDA Products Clinical Trials Grant for up to $2.6 million supporting the SELVA Phase 3 study. In May 2025, we received initial proceeds of $0.5 million from the FDA under such grant and received additional proceeds of $0.6 million in October 2025.

QTORIN rapamycin for the treatment of cutaneous VMs

Cutaneous venous malformation is a serious disease with a high unmet need characterized by dysregulated growth of malformed veins impacting the skin, causing functional impairment and deformity. It is estimated that there are more than 75,000 diagnosed patients in the United States with cutaneous VMs.

In December 2025, we announced positive topline efficacy results from TOIVA, a multicenter, single-arm,

open-label, baseline-controlled, Phase 2 clinical trial designed to evaluate the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs. The study enrolled 16 participants, ages six and older, at leading vascular anomaly centers across the U.S. Key findings from among the study’s pre-specified efficacy endpoints at Week 12 demonstrated nominally statistically significant (p<0.001) improvements at Week 12 on several of the clinically relevant and important efficacy endpoints evaluated when compared to pre-treatment (baseline), including many of the static and impression of change global instruments evaluated, including the Overall Cutaneous VM Investigator Global Assessment (“Overall cVM-IGA”) (Table 5). The Overall cVM-IGA is a 7-point, clinician-assessed, single-item efficacy endpoint measuring change in severity from baseline, with the numeric rating scale ranging from “Very Much Worse” (-3) to “Very Much Improved” (+3). On the Overall cVM-IGA at Week 12, 73% (11/15) participants improved, with 67% (10/15) either “Much Improved” (+2) or “Very Much Improved” (+3). No trial participants (0/15) were “Minimally Worse” (-1), “Much Worse” (-2), or “Very Much Worse” (-3).

Similar to previous clinical trials of QTORIN rapamycin, in the Phase 2 TOIVA study QTORIN rapamycin was generally well-tolerated, with the most common treatment-emergent adverse events being application site reactions (erythema, 25%). All treatment-related adverse events were moderate or mild, with no unexpected adverse events reported. Rapamycin levels were below 2 ng/mL in systemic circulation for all participants at all timepoints in the study.

In January 2026, we completed a Preliminary Breakthrough Therapy Designation Advice meeting with the FDA. Based on that meeting, our intent is to submit an application to the FDA for Breakthrough Therapy Designation in the second quarter of 2026. We plan to commence a Phase 3 pivotal study in the second half of 2026.

We have received Fast Track Designation from the FDA for our cutaneous VMs program.

QTORIN rapamycin for the treatment of Clinically Significant Angiokeratomas

In September 2025, we announced the expansion of our QTORIN rapamycin development program into clinically significant angiokeratomas. No FDA-approved therapies currently exist for the estimated more than 50,000 diagnosed patients in the U.S.

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

We received written feedback from the FDA in the first quarter of 2026 on the proposed design of a Phase 2 study of approximately 10-20 patients to evaluate QTORIN rapamycin for the treatment of clinically significant angiokeratomas. Study initiation is anticipated in the second quarter of 2026.

Fast Track Designation from the FDA has been granted for our angiokeratomas program.

QTORIN pitavastatin for the treatment of Disseminated Superficial Actinic Porokeratosis

In November 2025, we announced a new product candidate, QTORIN pitavastatin, for the treatment of disseminated superficial actinic porokeratosis (DSAP). QTORIN pitavastatin was developed leveraging our QTORIN platform.

DSAP is a premalignant genetic skin disease that presents as persistent, often extensive lesions that enlarge and increase in size, number, and extent over time, causing chronic loss of skin integrity which can severely impact quality-of-life; no FDA-approved therapies currently exist for the estimated more than 50,000 diagnosed patients in the U.S.

We received written feedback from the FDA in the first quarter of 2026 on the proposed design of a Phase 2 study to evaluate QTORIN pitavastatin for the treatment of DSAP. Trial initiation is anticipated in the second half of 2026.

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

Contingent Value Rights Agreement

On December 13, 2024, immediately prior to closing of the Merger, we entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent, pursuant to which our pre-Merger capital stockholders received one contingent value right (each, a “CVR”) for each outstanding share of our Common Stock held by such stockholder, or share of Common Stock underlying preferred stock held by such stockholder, on such date. Each CVR represents the contractual right to receive payments upon the receipt of payments by us or any of its affiliates under certain strategic partner agreements, including existing collaboration agreements pursuant to which we may be entitled to milestones and royalties in the future and other out-licensing agreements for certain of Pieris’ legacy assets, and upon the receipt of certain research and development tax credits in favor of us or any of its affiliates, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement. In January 2026, the Company paid out approximately $2.0 million to holders of CVRs related to receipt of certain research and development tax credits.

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

Ligand Development Funding and Royalties Agreement

We are party to a Development Funding and Royalties Agreement with Ligand Pharmaceuticals, Inc. (“Ligand”), dated December 13, 2018, as amended May 22, 2020 and November 28, 2023 (the “Ligand Agreement”). Under the Ligand Agreement, Ligand has made payments totaling $15.0 million to fund the development of QTORIN rapamycin. As partial consideration for the funding received, we granted Ligand the right to receive up to $8.0 million in milestone payments upon achievement of certain corporate, financing and regulatory milestones by us related to QTORIN rapamycin for the treatment of any and all indications, of which $5.0 million of potential future milestone payments remain under the arrangement. In addition, we agreed to pay to Ligand tiered royalties ranging from 8.0% to 9.8% of any aggregate annual worldwide net product sales of any products based on QTORIN rapamycin. See Note 5 of the accompanying notes to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K.

Impact of Global Economic Events

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation and geopolitical factors, including increases in inflation, increased U.S. trade tariffs and retaliatory tariffs, interest rate and currency rate fluctuations, new laws and regulations enacted by the Trump administration, including, but not limited to, the One Big Beautiful Bill Act, economic slowdown or recession, banking instability, monetary policy changes, and geopolitical factors, including the ongoing conflict between Russia and Ukraine, the current conflicts in Venezuela and the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, rapid changes in our regulatory landscape in the United States, including significant staffing reductions and unexpected shifts in leadership of certain federal agencies, and an uncertain legislative environment and supply chain disruptions. While our management is closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on its participants in its clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Part I, Item 1A “Risk Factors.”

Components of Operating Results

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.

We expect to continue to incur significant operating losses for the foreseeable future and to incur increased expenses as we continue to advance our product candidates through clinical trials and regulatory submissions. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that Legacy Palvella did not incur as a private company. If we receive regulatory approval for QTORIN rapamycin for treatment of microcystic LM, cutaneous VM, clinically significant angiokeratomas, QTORIN pitavastatin for the treatment of disseminated superficial actinic porokeratosis or any future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

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

Research and development activities account for a significant portion of our operating expenses. We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in advancing our programs and conducting clinical trials. In particular, we expect to incur substantial research and development expenses to continue late-stage clinical development and pursue regulatory approvals of QTORIN rapamycin for the treatment of microcystic LM venous malformations and the development of our preclinical programs. Product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect our research and development expenses to increase as our product candidates advance into later stages of clinical development.

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

Other (Expense) Income

Our other (expense) income for the years ended December 31, 2025 and 2024 primarily consists of: (i) non-cash interest expense related to our obligation to make future royalty payments pursuant to the Amended Ligand Agreement, which was determined to be a debt instrument; (ii) interest expense related to the Convertible Notes; (iii) fair value adjustments related to our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability; (iv) fair value adjustments related to the Convertible Notes, which were accounted for at fair value; (v) fair value adjustments related to the CVRs, which met the definition of a derivative, (vi) income related to a German R&D tax credit receivable, and (vii) interest income, net.

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

We had no provision for income taxes for the years ended December 31, 2025 and 2024. As of December 31, 2025, we had federal and state NOL carryforwards in the amount of $129.4 million and $113.3 million, respectively, which may be available to offset future taxable income. Federal tax loss carryforwards that were created prior to December 31, 2017 expire through 2037 and federal losses created after that date do not expire. State loss carryforwards expire starting in 2035.

As of December 31, 2025, we had German corporate income tax and trade tax net operating loss carryforwards of approximately $219.4 million and $215.1 million, respectively. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) of $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following sets forth our results of operations (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
Operating expenses:
Research and development	$22,841	$8,151	$14,690
General and administrative	15,761	5,944	9,817
Total operating expenses	38,602	14,095	24,507
Operating loss	(38,602)	(14,095)	(24,507)
Other (expense) income:
Interest expense – royalty agreement	(5,818)	(3,887)	(1,931)
Interest expense - convertible notes payable	—	(430)	430
Fair value adjustments on derivative liabilities – royalty agreement	(394)	(633)	239
Fair value adjustments on convertible notes payable	—	1,100	(1,100)
Fair value adjustments on derivative liabilities – contingent value right liability	(218)	(1,978)	1,760
Other income – German R&D tax credit receivable	—	1,978	(1,978)
Interest income, net	2,590	642	1,948
Other income (expense), net	727	(131)	858
Loss before income taxes	(41,715)	(17,434)	(24,281)
Income tax benefit (expense)	—	—	—
Net loss	$(41,715)	$(17,434)	$(24,281)

Research and Development Expenses

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
QTORIN rapamycin for microcystic LM	$4,755	$1,929	$2,826
QTORIN rapamycin for microcystic LM - Government grant income	(987)	$(141)	(846)
QTORIN rapamycin for cutaneous VM	2,224	$296	1,928
QTORIN CMC	6,953	$1,601	5,352
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	6,643	2,810	3,833
Consultants	1,910	1,040	870
Other	1,343	616	727
Total research and development expenses	$22,841	$8,151	$14,690

Research and development expenses for the year ended December 31, 2025 were $22.8 million, as compared to $8.2 million for the year ended December 31, 2024. The increase in research and development expenses during the year ended December 31, 2025 was primarily due to increased spending on the clinical development of QTORIN rapamycin for the treatment of microcystic LMs and cutaneous venous malformations, including conducting our Phase 3 SELVA and Phase 2 TOIVA trials, which were initiated in 2024. Additional increases include CMC costs for all programs and costs as a result of increased headcount in 2025.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2025 were $15.8 million, as compared to $5.9 million for the year ended December 31, 2024. The increase in general and administrative expenses during the year ended December 31, 2025, as compared to the year ended December 31, 2024 was primarily due to increased headcount in 2025, as well as increased professional services related to operating as a publicly-traded company.

Total Other (Expense) Income

Total other (expense) income, net for the year ended December 31, 2025 was $3.1 million of expense, as compared to $3.3 million of expense for the year ended December 31, 2024. The significant components of other (expense) income are more fully described below.

Interest (expense) income – royalty agreement

During the year ended December 31, 2025, we recorded interest expense of approximately $5.8 million, as compared to interest expense of approximately $3.9 million for the year ended December 31, 2024, related to the change in fair value of our royalty agreement liability.

Interest expense - convertible notes payable

During the year ended December 31, 2024, we recorded interest expense of approximately $0.4 million related to the Convertible Notes, which were issued during the year ended December 31, 2024. No such expense was incurred during 2025. As more fully described in Note 7 of the accompanying notes to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, upon the closing of the PIPE Financing, the entire outstanding principal amount and unpaid accrued interest on the Convertible Notes automatically converted into our common stock (or prefunded warrants to purchase common stock). Accordingly, no interest expense was incurred subsequent to the Closing Date.

Fair value adjustments on derivative liabilities – royalty agreement

During the year ended December 31, 2025, we recorded a non-cash loss of approximately $0.4 million, as compared to a non-cash loss of approximately $0.6 million for the year ended December 31, 2024. The non-cash loss related to the change in fair value of our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability.

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

Fair value adjustments on derivative liabilities – contingent value right liability

During the year ended December 31, 2025, we recorded a non-cash expense of approximately $0.2 million as compared to a non-cash expense of approximately $2.0 million from the year ended December 31, 2024, related to fair value adjustments related to the CVRs which were issued in 2024 in connection with the Business Combination and determined to be derivative liabilities. On the Closing Date, management concluded that there was no value associated with the CVRs as the likelihood of any payments received in connection with Pieris’ legacy assets was remote. Subsequent to the Closing Date and as of December 31, 2024, a $2.0 million German research and development tax credit receivable was recorded by Pieris Pharmaceuticals GmbH resulting in a corresponding increase to the contingent value rights liability.

Other income – German R&D tax credit receivable

During the year ended December 31, 2024, we recorded $2.0 million of income related to a German research and development tax credit receivable recorded by Pieris Pharmaceuticals GmbH at December 31, 2024.

Interest income, net

During the year ended December 31, 2025, we recorded interest income, net of $2.6 million, as compared to $0.6 million for the year ended December 31, 2024. The increase was primarily due to increases in the average balances held in interest-bearing cash and money market funds.

Net Loss

As a result of the factors discussed above, our net loss for the years ended December 31, 2025 and 2024 was $41.7 million and $17.4 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and have primarily funded our operations with proceeds from the Amended Ligand Agreement and the sale of debt and equity securities, including common stock, convertible preferred stock and convertible notes. During the year ended December 31, 2025, we incurred a net loss of $41.7 million and reported net cash used in operating activities of $25.0 million. As of December 31, 2025, we had an accumulated deficit of $135.5 million and cash and cash equivalents of $58.0 million. As discussed below, in February 2026, we completed an underwritten public offering of common stock resulting in net proceeds of approximately $215.8 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and, to a lesser extent, general and administrative expenditures.

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

February 2026 Public Offering

On February 27, 2026, we completed an underwritten public offering of 1,840,000 shares of our common stock, including the exercise in full of the underwriters’ overallotment option to purchase additional shares of common stock, at a price to the public of $125.00 per share. The offering resulted in net proceeds of approximately $215.8 million, after deducting underwriting discounts and commissions and other offering expenses.

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

Convertible Notes

On June 6, 2024, Legacy Palvella initiated a sequence of convertible notes with certain investors via a Convertible Note Purchase Agreement, pursuant to which the Company issued convertible notes in the aggregate principal amount of approximately $18.4 million (the “Convertible Notes”) between June 2024 and December 2024. Simple interest accrued on the outstanding principal amount of the Convertible Notes at an annual rate of SOFR plus 2.0% per annum. Unless earlier converted, the maturity date of the Convertible Notes was the earliest to occur of (i) the date that Legacy Palvella received approval of an NDA by the FDA of QTORIN rapamycin in the United States, or (ii) June 3, 2027. Upon the closing of the PIPE Financing (defined above), the entire outstanding principal amount and unpaid accrued interest on the convertible notes automatically converted into an aggregate of 1,179,163 shares of Common Stock and 168,503 prefunded warrants.

Future Funding Requirements

We have not generated product revenue or achieved profitability since our inception and expect to continue to incur net losses for the foreseeable future. As of December 31, 2025, we had approximately $58.0 million in cash and cash equivalents. In February 2026, we completed a public offering of common stock resulting in net proceeds of approximately $215.8 million. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the one year period following the date of the filing of this Form 10-K. Moreover, we expect our losses to increase as we continue to advance our product candidates through clinical trials and regulatory submissions. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates, which may not be currently contemplated in our planned operations. Furthermore, following the closing of the Merger, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, license payments or milestone obligations that may arise, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that our cash and cash equivalents on hand as of December 31, 2025 will be sufficient to fund our operating expenses for at least the next twelve months from the date of this Annual Report on Form 10-K. To continue to finance our operations beyond that point, we may need to raise additional capital, the success of which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. If we receive regulatory approval for QTORIN rapamycin for the treatment of microcystic LM, cutaneous VMs, clinically significant angiokeratomas, QTORIN pitavastatin for the treatment of disseminated superficial actinic porokeratosis, or any of our future product candidates, we expect to incur significant commercialization expenses related to manufacturing, sales, marketing, and distribution, or from any out-licensing of the product. We are also responsible for up to $5.0 million in milestone payments to Ligand under the Amended Ligand Agreement upon the achievement of certain regulatory milestones by us related to QTORIN rapamycin, which may be triggered prior to the commercialization of any of our product candidates and ability to generate revenue.

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
•
the cost of commercialization and manufacturing activities with respect to QTORIN rapamycin, QTORIN pitavastatin and our ability to successfully commercialize this product candidate, if approved;
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

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(25,006)	$(10,840)
Net cash (used in) provided by financing activities	(660)	87,089
Effect of exchange rate change on cash and cash equivalents	46	3
Net (decrease) increase in cash and cash equivalents	$(25,620)	$76,252

Net cash used in operating activities

Net cash used in operating activities for the years ended December 31, 2025 and 2024 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates, including general and administrative support, which increased due to greater research and development efforts in 2025, increased costs to operate as a public company, as well as the timing of payments and increase in accounts payable.

Net cash provided by financing activities

For the year ended December 31, 2025, net cash used in financing activities was $0.7 million, consisting primarily of payments of transaction costs incurred in connection with the Business Combination and proceeds from the exercise of options.

For the year ended December 31, 2024, net cash provided by financing activities was $87.1 million, which was primarily attributable to $13.8 million of cash acquired in connection with the Business Combination, $60.0 million in gross proceeds from the PIPE Financing, and $18.4 million in gross proceeds from the issuance of the Convertible Notes, partially offset by payment of transaction costs in connection with Business Combination of $2.5 million, payments of transaction costs associated with PIPE Financing of $2.5 million, and payments of transaction costs to issue the Convertible Notes of $0.1 million.

Contractual Obligations and Commitments

Leases

We lease office space in Wayne, Pennsylvania. Our future lease payments for these facilities are $0.7 million for the remaining term.

Ligand Agreement

We are party to a Development Funding and Royalties Agreement with Ligand Pharmaceuticals, Inc. (“Ligand”), dated December 13, 2018, as amended May 22, 2020 and November 28, 2023 (the “Ligand Agreement”). Under the Ligand Agreement, Ligand has made payments totaling $15.0 million to fund the development of QTORIN rapamycin. As partial consideration for the funding received, we granted Ligand the right to receive up to $8.0 million in milestone payments upon achievement of certain corporate, financing and regulatory milestones by us related to QTORIN rapamycin for the treatment of any and all indications, of which $5.0 million of potential future milestone payments remain under the arrangement. In addition, we agreed to pay to Ligand tiered royalties ranging from 8.0% to 9.8% of any aggregate annual worldwide net product sales of any products based on QTORIN rapamycin.

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

Royalty payments will be recorded as debt service payments on the royalty agreement liability. Interest expense is determined using the effective interest method based upon risk adjusted cash flow estimates of our expected future royalty payments, yielding an effective interest rate of 44.9% and 39.9% as of December 31, 2025 and 2024, respectively. The effective interest rate is estimated at each balance sheet date based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. This effective interest rate will likely be subject to variability as we continue the development and commercialization of our products. The derivative liabilities — royalty agreement is classified as long term on our balance sheet according to the estimated timing of the occurrence of potential payments.

The fair value of the derivative liabilities — royalty agreement with respect to the potential milestone payments is determined based upon the estimated probabilities and timing of the achievement of milestones, discounted to present value using our estimated weighted average cost of capital. The assumptions used to determine the fair value of the derivative liabilities — royalty agreement at December 31, 2025 and 2024 were (a) weighted cost of capital of 18.0% and 20.0%; and (b) 56.6% and 56.6% probability of achieving regulatory approval of a product by the FDA with a term of 1.50 years and 2.50 years, respectively. Gains and losses arising from changes in fair value of the derivative liabilities — royalty agreement are recognized within our statements of operations as fair value adjustments on the derivative liabilities — royalty agreement and in the balance sheet as a non-current liability for each financial reporting period.

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

As of the Closing Date, management concluded that there was no value associated with the CVRs as the likelihood of any payments received in connection with Pieris’ legacy assets was remote. As of December 31, 2025, management recorded a contingent rights value liability of approximately $2.2 million due to a receivable for research and development tax credits by Pieris Pharmaceuticals GmbH at December 31, 2025. In January 2026, the Company paid out approximately $2.0 million to holders of CVRs related to receipt of certain research and development tax credits.

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

There have been no retrospective changes to our consolidated statements of operations for any of the quarters within the two years ended December 31, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as we are a non-accelerated filer and a “smaller reporting company”, as defined in Rule 12b-2 under the Exchange Act.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)
None.

(b) Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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
(c)
None.

Item 16. Form 10-K Summary

Not applicable.

Exhibit Index

			Incorporated by Reference (if applicable)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of July 23, 2024, by and among Pieris Pharmaceuticals, Inc., Polo Merger Sub, Inc., and Palvella Therapeutics, Inc.	8-K	001-37471	2.1	July 24, 2024

3.1	Amended and Restated Articles of Incorporation	8-K	333-190728	3.1	December 18, 2014

3.2	Certificate of Change to Articles of Incorporation	8-K	001-37471	3.1	April 18, 2024

3.3	Certificate of Amendment to Articles of Incorporation	8-K	001-37471	3.9	December 13, 2024

3.4	Certificate of Withdrawal of the Series F Certificate of Designation	8-K	001-37471	3.10	December 13, 2024

3.5	Certificate of Amendment to Articles of Incorporation	8-K	001-37471	3.11	December 13, 2024

3.6	Amended and Restated Bylaws	8-K	333-190728	3.2	December 18, 2014

3.7	Amendment to the Amended and Restated Bylaws	8-K	001-37471	3.1	September 3, 2019

4.1	Description of Securities					X

4.2	Form of Common Stock Certificate	8-K	001-37471	4.1	December 13, 2024

4.3	Form of Pre-Funded Warrant	8-K	001-37471	4.1	July 24, 2024

10.1*	Form of Indemnification Agreement	8-K	333-190728	10.10	December 18, 2014

10.2*	2018 Employee Stock Purchase Plan	8-K	001-37471	10.2	July 26, 2018

10.3*	2023 Employee Stock Purchase Plan	10-Q	001-37471	10.2	August 10, 2023

10.4*	2014 Employee, Director and Consultant Equity Incentive Plan	8-K	333-190728	10.1	December 18, 2014

10.5*	2016 Employee, Director and Consultant Equity Incentive Plan	8-K	011-37471	10.1	July 1, 2016

10.6*	2019 Employee, Director and Consultant Equity Incentive Plan	8-K	001-37471	10.1	July 31, 2019

10.7*	2020 Employee, Director and Consultant Equity Incentive Plan	8-K	001-37471	10.1	June 29, 2020

10.8*	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	8-K	001-37471	10.1	June 29, 2021

10.9*	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	8-K	001-37471	10.1	June 27, 2022

10.10*	2020 Employee, Director and Consultant Equity Incentive Plan, as amended	8-K	0001-37471	10.1	June 26, 2023

10.11#	Development Funding and Royalties Agreement, dated December 13, 2018, by and between Ligand Pharmaceuticals, Inc. and Palvella Therapeutics, Inc.	S-4/A	333-281459	10.18	November 5, 2024

10.12	First Amendment to Development Funding and Royalties Agreement, dated May 22, 2020, by and between Ligand Pharmaceuticals, Inc. and Palvella Therapeutics, Inc.	S-4	333-281459	10.19	August 9, 2024

10.13#	Second Amendment to Development Funding and Royalties Agreement, dated November 28, 2023, by and between Ligand Pharmaceuticals, Inc. and Palvella Therapeutics, Inc.	S-4/A	333-281459	10.20	November 5, 2024

10.14*	Employment Agreement, dated May 20, 2020, by and between Wesley Kaupinen and Palvella Therapeutics, Inc.	S-4	333-281459	10.21	August 9, 2024

10.15*	Severance Agreement, dated May 22, 2020, by and between Kathleen Goin and Palvella Therapeutics, Inc.	S-4	333-281459	10.24	August 9, 2024

10.16*	Offer Letter, dated July 27, 2020, by and between Jeffrey Martini and Palvella Therapeutics, Inc.	S-4	333-281459	10.25	August 9, 2024

10.17*	Offer Letter, dated August 19, 2019, by and between Kathleen Goin and Palvella Therapeutics, Inc.	S-4	333-281459	10.26	August 9, 2019

10.18*+	Offer Letter, dated October 9, 2024, by and between Matthew Korenberg and Palvella Therapeutics, Inc.	S-4/A	333-281459	10.27	November 5, 2024

10.19*	Severance Agreement, dated October 10, 2024, by and between Matthew Korenberg and Palvella Therapeutics, Inc.	S-4/A	333-281459	10.28	November 5, 2024

10.20	Offer Letter dated May 21, 2025, by and between Ashley Kline and Palvella Therapeutics, Inc.	10-Q	001-37471	10.1	August 14, 2025

10.21	Severance Agreement, dated May 21, 2025, by and between Ashley Kline and Palvella Therapeutics, Inc.	10-Q	001-37471	10.2	August 14, 2025

10.22	Contingent Value Rights Agreement, dated as of December 13, 2024, by and among, Palvella Therapeutics, Inc. (formerly Pieris Pharmaceuticals, Inc.), Shareholder Representative Services LLC and Computershare Inc. and Computershare Trust Company, N.A.	8-K	001-37471	10.27	December 13, 2024

10.23*	Palvella Therapeutics, Inc. 2019 Equity Incentive Plan	S-4	333-281459	10.9	August 9, 2024

10.24*	Amendment No. 1 to Palvella Therapeutics, Inc. 2019 Equity Incentive Plan	S-4	333-281459	10.12	August 9, 2024

10.25*	Form of Incentive Stock Option Agreement under the Palvella Therapeutics, Inc. 2019	S-4	333-281459	10.10	August 9, 2024

10.26*	Form of Non-Qualified Stock Option Agreement under the Palvella Therapeutics, Inc. 2019 Equity Incentive Plan	S-4	333-281459	10.11	August 9, 2024

10.27*	Palvella Therapeutics, Inc. 2024 Equity Incentive Plan	8-K	001-37471	10.1	December 12, 2024

10.28*	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	001-37471	10.29	December 13, 2024

10.29*	Form of Notice of Grant of Restricted Stock Units Award	8-K	001-37471	10.30	December 13, 2024

10.30	Office Building Lease, dated October 1, 2025, by and between LMP 353, LLC and Palvella Therapeutics, Inc.					X

19.1∞	Palvella Therapeutics, Inc. Insider Trading Policy	10-K	001-37471	19.1	March 31, 2025

21.1	List of Subsidiaries of Palvella Therapeutics, Inc.					X

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Palvella Therapeutics, Inc. Clawback Policy	10-K	001-37471	97.1	March 31, 2025

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

Palvella Therapeutics, Inc.

By:
Date: March 31, 2026		/s/ Wesley H. Kaupinen
Wesley H. Kaupinen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wesley H. Kaupinen	President, Chief Executive Officer and Director	March 31, 2026
Wesley H. Kaupinen	(principal executive officer)

/s/ Matthew E. Korenberg	Chief Financial Officer and Treasurer	March 31, 2026
Matthew E. Korenberg	(principal financial officer and principal accounting officer)

/s/ George M. Jenkins	Chairman	March 31, 2026
George M. Jenkins

/s/ Todd C. Davis	Director	March 31, 2026
Todd C. Davis

/s/ Elaine J. Heron, PhD	Director	March 31, 2026
Elaine J. Heron, PhD

/s/ Christopher Kiritsy	Director	March 31, 2026
Christopher Kiritsy

/s/ Tadd S. Wessel	Director	March 31, 2026
Tadd S. Wessel

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Palvella Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palvella Therapeutics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

As described in Note 4 to the financial statements, the Company is party to a development funding agreement with Ligand Pharmaceuticals, Inc. (Ligand) (the Ligand Agreement). Pursuant to the Ligand Agreement, as partial consideration for the upfront payment received from Ligand, the Company agreed to pay to Ligand tiered future royalties based on any aggregate annual worldwide net product sales of any products based on QTORIN rapamycin. The Company recorded its obligation to pay tiered royalties under the Ligand Agreement as a debt instrument (royalty agreement liability) on the balance sheet at a carrying value of $11.9M as of December 31, 2025 and has recognized imputed interest expense of $3.9M for the year ended December 31, 2025 using the effective interest rate method. The effective interest rate is estimated at each balance sheet date based on the rate that would enable the liability to be repaid in full over the anticipated life of the arrangement. The effective interest rate may vary during the term of the Ligand Agreement based on changes in the probability-adjusted cash flow estimates of the Company’s potential future royalty payments under the Ligand Agreement.

Auditing the interest expense associated with the royalty agreement liability involved complex and subjective auditor judgment due to the estimation uncertainty involved in determining the probability-adjusted cash flow estimates of the Company’s potential future royalty payments. The Company’s effective interest rate calculation includes probability-adjusted revenue projections for which future royalties will be paid, which are sensitive to significant assumptions including the size of the addressable patient population, the anticipated pricing of the Company’s products, and the probability of successful development and commercialization.

How We Addressed the Matter in Our Audit

To test the interest expense associated with the royalty agreement liability, our audit procedures included, among others, testing the significant assumptions used to develop the estimates and evaluating the completeness and accuracy of the underlying data used by the Company in its effective interest rate calculation. For example, we compared the estimated size of the addressable patient population to a third-party prevalence study and government census data, and we compared the anticipated pricing information to a third-party market analysis. We compared the probability of achieving development and commercial success to studies published in medical journals evaluating clinical advancement and approval rates for similar products. We tested that the revenue projections were updated based on the most recent clinical trial data received in 2025 and recalculated the current year interest expense.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Philadelphia, Pennsylvania

March 31, 2026

PALVELLA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$57,982	$83,602
Accounts receivable	—	358
German research and development tax credit receivable	—	1,978
Prepaid expenses and other current assets	1,005	2,296
Total current assets	58,987	88,234

Operating lease right-of-use assets, net	572	—
Total assets	$59,559	$88,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,595	$4,586
Derivative liabilities – contingent value right liability	2,196	1,978
Current portion of operating lease liability	202	—
Accrued expenses and other current liabilities	4,351	5,474
Total current liabilities	11,344	12,038

Long-term portion of operating lease liability	431	—
Royalty agreement liability	17,760	11,942
Derivative liabilities – royalty agreement	2,041	1,647
Total liabilities	31,576	25,627

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001; 10,000,000 shares authorized; 0 and 15,617 shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 12,380,933 and 11,012,105 shares issued and outstanding at December 31, 2025 and 2024	12	11
Additional paid-in capital	163,338	156,328
Accumulated other comprehensive (loss) income	83	3
Accumulated deficit	(135,450)	(93,735)
Total stockholders’ equity	27,983	62,607
Total liabilities and stockholders’ equity	$59,559	$88,234

The accompanying notes are an integral part of these consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$22,841	$8,151
General and administrative	15,761	5,944
Total operating expenses	38,602	14,095
Operating loss	(38,602)	(14,095)
Other (expense) income:
Interest expense – royalty agreement	(5,818)	(3,887)
Interest expense – convertible notes payable	—	(430)
Fair value adjustments on derivative liabilities – royalty agreement	(394)	(633)
Fair value adjustments on convertible notes payable	—	1,100
Fair value adjustments on derivative liabilities – contingent value right liability	(218)	(1,978)
Other income – German R&D tax credit receivable	—	1,978
Interest income, net	2,590	642
Other income (expense), net	727	(131)
Loss before income taxes	(41,715)	(17,434)
Income tax benefit (expense)	—	—
Net loss	$(41,715)	$(17,434)

Other comprehensive loss:
Foreign currency translation gain	80	3
Comprehensive loss	$(41,635)	$(17,431)

Net loss per share of Common Stock – basic and diluted	$(3.71)	$(7.83)
Weighted-average shares used in computing net loss per share of Common Stock – basic and diluted	11,251,250	2,225,934

The accompanying notes are an integral part of these consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible						Additional	Accumulated Other		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	15,360,787	70,603	—	—	1,770,167	2	1,816	—	(76,301)	(74,483)
Conversion of convertible preferred stock into common stock in connection with Reverse Merger	(15,360,787)	(70,603)	—	—	4,753,650	5	70,598	—	—	70,603
Conversion of convertible notes into common stock and prefunded warrants in connection with Reverse Merger	—	—	—	—	1,179,163	1	17,761	—	—	17,762
Issuance of common stock and prefunded warrants in connection with PIPE	—	—	—	—	1,988,885	2	56,187	—	—	56,189
Issuance of preferred stock and common stock to former stockholders of Pieris in connection with Reverse Merger	—	—	15,617	—	1,320,240	1	11,610	—	—	11,611
Transactions costs associated with the Reverse Merger	—	—	—	—	—	—	(2,474)	—	—	(2,474)
Stock-based compensation	—	—	—	—	—	—	830		—	830
Foreign currency translation gain	—	—	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	—	—	(17,434)	(17,434)
Balance at December 31, 2024	—	$—	15,617	$—	11,012,105	$11	$156,328	$3	$(93,735)	$62,607
Exercise of common stock options for cash, net of expense	—	—	—	—	88,828	—	763	—	—	763
Conversion of preferred stock into common stock	—	—	(15,617)	—	208,324	—	—	—	—	—
Conversion of prefunded warrants into common stock	—	—	—	—	1,071,676	1	—	—	—	1
Equity issuance costs	—	—	—	—	—	—	(154)	—	—	(154)
Stock-based compensation	—	—	—	—	—	—	6,401	—	—	6,401
Foreign currency translation gain	—	—	—	—	—	—	—	80	—	80
Net loss	—	—	—	—	—	—	—	—	(41,715)	(41,715)
Balance at December 31, 2025	—	$—	—	$—	12,380,933	$12	$163,338	$83	$(135,450)	$27,983

The accompanying notes are an integral part of these consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(41,715)	$(17,434)
Adjustments to reconcile net loss income to net cash used in operating activities:
Non-cash interest expense – royalty agreement	5,818	3,887
Non-cash interest expense – convertible notes	—	430
Change in fair value of derivative liabilities – royalty agreement	394	633
Change in fair value of derivative liabilities – contingent value right liability	218	1,978
Change in fair value of convertible notes payable	—	(1,100)
Stock-based compensation	6,401	830
Non-cash lease operating expense	62	—
Costs to issue convertible notes	—	129
Change in operating assets and liabilities:
Accounts receivable	387	—
German research and development tax credit receivable	2,105	(1,978)
Prepaid expenses and other current assets	1,364	(1,503)
Accounts payable	1,260	2,238
Accrued expenses and other current liabilities	(1,300)	1,050
Net cash used in operating activities	(25,006)	(10,840)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired from Reverse Merger transaction	-	13,800
Payment of transaction costs in connection with Reverse Merger	(1,269)	(2,474)
Proceeds from PIPE Financing	—	60,001
Payments of transaction costs associated with PIPE Financing	—	(2,542)
Proceeds from issuance of convertible notes	—	18,433
Payment of transaction costs to issue convertible notes	—	(129)
Proceeds from exercise of stock options	763	—
Deferred equity issuance costs	(154)	—
Net cash (used in) provided by financing activities	(660)	87,089
Effect of exchange rate change on cash and cash equivalents	46	3
Net (decrease) increase in cash and cash equivalents	(25,620)	76,252
Cash and cash equivalents at beginning of period	83,602	7,350
Cash and cash equivalents at end of period	$57,982	$83,602

SUPPLEMENTARY DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Transaction costs related to Reverse Merger included in accounts payable and accrued expenses	$—	$1,269

The accompanying notes are an integral part of these consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business, Organization and Liquidity

Business

Palvella Therapeutics, Inc. (the “Company,” or “Palvella”) (previously named Pieris Pharmaceuticals, Inc. (“Pieris”)), a Nevada corporation, is a late clinical-stage biopharmaceutical company committed to serving individuals suffering from serious, rare skin diseases and vascular malformations without approved therapies. The Company’s lead product candidate, QTORIN 3.9% rapamycin anhydrous gel (“QTORIN rapamycin”), is based on the Company’s patented QTORIN platform. QTORIN rapamycin is in clinical development for microcystic lymphatic malformations (“microcystic LMs”), cutaneous venous malformations (“cutaneous VMs”) and angiokeratomas. The Company is conducting IND-enabling development for QTORIN pitavastatin for disseminated superficial actinic porokeratosis (“DSAP”). Since inception, the Company has devoted substantially all of its resources to identifying, researching and conducting preclinical and clinical activities for its product candidates, and developing its platform technology, organizing and staffing the Company, business planning, raising capital and establishing its intellectual property portfolio. The Company’s principal executive offices are located in Wayne, Pennsylvania.

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the year ended December 31, 2025, the Company reported net loss of $41.7 million, and net cash used in operating activities of $25.0 million. At December 31, 2025, the Company had an accumulated deficit of $135.5 million.

Management does not expect to generate commercial revenue or operating cash flows in the near term, including in the next two years. The Company’s ability to continue as a going concern in the near term is largely dependent on its existing cash and cash equivalents balance and ability to obtain additional sources of financing in order to fund operating expenses, complete development of its product candidates, obtain regulatory approvals, launch, and commercialize its product candidates, and continue research and development programs. Assuming no additional fund raising, the Company’s forecasted cash required to fund operations indicates that the Company has sufficient funds to support operations through at least the one-year period from the issuance date of these consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). Any references in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The consolidated financial statements and notes as of December 31, 2025 and 2024 include the accounts of the Company and its subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

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

At December 31, 2025 and 2024, the carrying amounts of financial instruments, which include cash and cash equivalents, accounts payable, and accrued expenses and other liabilities, approximate their fair value due to their short maturities. At December 31, 2025 and 2024, the fair value of the royalty agreement liability, which is based on Level 3 inputs (including probability-weighted cash flow estimates of the Company’s potential future royalty payments and a weighted-average cost of capital 18.0% and 20.0%, respectively) is approximately $61.5 and $26.6 million, respectively. The Company records its derivative liabilities at fair value.

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

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner of the award recipient’s payroll costs.

Leases

The Company recognizes right-of-use assets and lease liabilities for leases with original lease terms greater than one year based on the present value of lease payments over the lease term using its incremental borrowing rate on a collateralized basis. Short-term leases, with original lease terms of less than one year, are not recognized on the Consolidated Balance Sheets. The Company leases one office space. The Company is subject to the office lease offering a renewal option to extend the original lease term. The renewal option is included or excluded from right-of-use asset and lease liability based on the Company’s assessment of the probability that the options will be exercised. See Note 11 Operating Lease Commitments.

Government Grants

The Company recognizes grants from governmental agencies when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to evaluate whether the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, grant income related to research and development costs is recognized as such expenses are incurred. Grant income is recorded as a reduction of research and development costs in the consolidated statements of operations. In September 2024, the Company received a grant award notice from the Department of Health and Human Services in connection with its ongoing Phase 3 clinical trial, SELVA. For the year ended December 31, 2025 and 2024, the Company recognized $1.0 million and $0.1 million, respectively, of grant income as a reduction to research and development costs in the accompanying consolidated statements of operations. The Company received $0.5 million of grant proceeds from the Department of Health and Human Services in May 2025 and $0.6 million in October 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the OBBBA enacted during the year and estimated its impact on the consolidated financial statements to be immaterial. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

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

The Company follows ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which applies to public entities with a single reportable segment and requires disclosures about each reportable segments’ significant expenses and other segment items on an interim and annual basis. See Note 14 for related disclosures.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. For the years ended December 31, 2025 and 2024, basic and diluted net loss per share are the same.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740) (“ASU 2023-09”). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024 and allows for adoption on a prospective or retrospective basis. The Company adopted this ASU for 2025 annual period on a retrospective basis. Refer to Note 12 to the consolidated financial statements for the inclusion of the required disclosures.

Recently Issued (Not Yet Adopted) Accounting Standards

In November 2024, the Financial Account Standards Board ("FASB") issued ASU 2024-03, Income Statement – Disaggregation of Income Statement Expenses (DISE), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the consolidated financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is still evaluating the impacts the ASU has on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topics 832) - Accounting for Government Grants Received by Business Entities, which provides authoritative guidance for the recognition, measurement and presentation of government grants received by a business entity. The standard is effective for fiscal years beginning after December 15, 2028 and early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

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

At the consummation of the Merger Agreement on the Closing Date (the “Effective Time”), or immediately prior to where indicated, the following occurred:

•
All of the then outstanding shares of Legacy Palvella common stock were converted into 1,770,167 shares of the Company’s common stock, based on the exchange ratio of approximately 0.309469242 (the “Exchange Ratio”).
•
All of the then outstanding shares of the Legacy Palvella’s convertible preferred stock were converted into 4,753,650 shares of the Company’s common stock, based on the Exchange Ratio. Refer to Note 8, Convertible Preferred Stock, for further detail on the conversion of the Company preferred stock.
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

Based on the following factors, the Company determined under the ASC 805, Business Combinations, that the Reverse Merger should be accounted for as a reverse recapitalization:

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

Note 4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$57,982	$—	$—	$57,982
Total assets measured at fair value	$57,982	$—	$—	$57,982

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$2,041	$2,041
Derivative liabilities – contingent value right liability	—	—	2,196	2,196
Total liabilities measured at fair value	$—	$—	$4,237	$4,237

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$83,602	$—	$—	$83,602
Total assets measured at fair value	$83,602	$—	$—	$83,602

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$1,647	$1,647
Derivative liabilities – contingent value right liability	—	—	1,978	1,978
Total liabilities measured at fair value	$—	$—	$3,625	$3,625

Cash and cash equivalents as of December 31, 2025 and 2024 includes cash and investments in money market funds. Money market funds, which are cash equivalents, are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

Assumptions Used in Determining Fair Value of Derivative Liabilities

The key assumptions used to determine the fair value of the derivative liabilities – royalty agreement at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Discount rate	18.0%	20.0%
Probability rate of achieving FDA approval of a product	56.6%	56.6%
Expected term to FDA regulatory approval of a product	1.50 years	2.50 years

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liabilities – Royalty Agreement

	2025	2024
Derivative liabilities - royalty agreement
Balance at January 1	$1,647	$1,014
Fair value adjustments on derivative liabilities	394	633
Balance at December 31, 2025	$2,041	$1,647

The derivative liabilities – royalty agreement is classified as long term on the Company’s consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

Derivative Liabilities – Contingent Value Right Liability

	2025	2024
Derivative liabilities - contingent value right liability
Balance at January 1	$1,978	$—
Fair value adjustments on derivative liabilities	218	1,978
Balance at December 31, 2025	$2,196	$1,978

The derivative liabilities – contingent value rights is classified as short term on the Company’s consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

The Company applies a scenario-based method and weighs them based on the possible likelihood of certain contingencies triggering payments due under the CVR for the liability recognized. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The estimated value of the CVR is based upon available information and certain assumptions, which the Company's management believes are reasonable under the circumstances. As of December 31, 2025 and 2024, the fair value adjustment for the CVR is driven from foreign currency translation. The change in fair value has been recorded in fair value adjustments on derivative liabilities - contingent value right liability on the consolidated statement of operations.

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

The total amount of potential future milestone payments remaining under the arrangement were $5.0 million as of December 31, 2025 and 2024. The potential future milestone payments represent derivative liabilities with a fair value of $2.0 million and $1.6 million as of December 31, 2025 and 2024, respectively, which are classified as “derivative liabilities – royalty agreement” on the accompanying consolidated balance sheets. See Note 4 for fair value measurements.

The Company’s obligation to pay tiered royalties under the Ligand Agreement was determined to be a debt instrument based on the likelihood of repaying the amounts provided to fund the development of QTORIN rapamycin and that the Company has significant continuing involvement in the generation of the cash flows potentially due to Ligand. This obligation is reflected as royalty agreement liability which is classified as a long-term liability on the accompanying consolidated balance sheets and was $17.8 million and $11.9 million as of December 31, 2025 and 2024, respectively. Interest expense with respect to the royalty agreement liability is determined using the effective interest method based upon probability-adjusted cash flow estimates of the Company’s potential future royalty payments under the Ligand Agreement, yielding an effective interest rate of 44.9% and 39.9% as of December 31, 2025 and 2024, respectively. Changes in these estimates impact the amount of interest expense recognized through the accompanying consolidated statements of operations. During the second quarter of 2024, the Company received data from certain of its clinical trials that reduced the projected net product sales related to QTORIN rapamycin and the corresponding probabilities of successful commercialization, resulting in a significant reduction in the future royalty agreement liability. In addition, in the fourth quarter of 2024, the Company began conducting a Phase 3 clinical trial in microcystic lymphatic malformations. In the fourth quarter of 2025, the Company reported positive topline data for its Phase 2 clinical trial for cutaneous venous malformations and increased the corresponding probability of successful commercialization. The Company incurred non-cash interest expense of $5.8 million and $3.9 million for the years ended December 31, 2025 and 2024, respectively, all of which is a component of the royalty agreement liability on the accompanying consolidated balance sheets.

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

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2025	December 31, 2024
Professional fees	$531	$808
Compensation expense (1)	1,915	3,073
Research and development expenses	1,200	404
Other	705	1,189
Total accrued expenses and other current liabilities	$4,351	$5,474

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

Note 8. Convertible Preferred Stock

In December 2022, the Company issued 1,835,227 shares of Series D Convertible Preferred Stock (“Series D Preferred”) at a price of $5.2879 per share. The Series D Preferred also contained a Milestone Closing option for additional shares to be issued following the Company’s receipt of clinical data for the top line Phase 3 data results for QTORIN rapamycin for pachyonychia congenita. Under the Milestone Closing, each Purchaser of the Series D Preferred had the right to purchase, and the Company agreed to sell and issue to each Purchaser at the Milestone Closing, up to that portion of 4,727,775 shares of Series D Preferred which equaled the proportion that the number of shares of Series D Preferred then held by such Purchaser beared to the total number of shares of Series D Preferred outstanding immediately prior to the Milestone Closing, at a purchase price of $5.2879 per share. The Company determined that the future tranche right to purchase additional shares of Series D Preferred was not a freestanding financial instrument as it was not separately exercisable and legally detachable. The future tranche right was evaluated as an embedded derivative and was not bifurcated from the Series D Preferred shares since it did not have a net settlement characteristic and therefore did not meet the definition of a derivative.

In connection with the issuance of the Series D Preferred, the Company amended and restated its certificate of incorporation (as amended, the “Amended Certificate”) such that it was authorized to issue 29,000,000 shares of common stock (25,500,000 voting and 3,500,000 non-voting) and 20,655,895 shares of preferred stock, with 2,241,903 shares designated as Series A-1 Convertible Preferred stock (“Series A-1 Preferred”), 1,240,134 shares designated as Series A-2 Convertible Preferred stock (“Series A-2 Preferred”), 1,533,528 shares designated as Series B Convertible Preferred stock (“Series B Preferred”), 8,509,995 shares designated as Series C Convertible Preferred stock (“Series C Preferred”) and 7,130,335 shares designated as Series D Preferred.

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

Note 9. Stockholders’ Equity

Upon closing of the Reverse Merger, pursuant to the terms of the Amendment to the Company’s Amended and Restated Articles of Incorporation with the Nevada Secretary of State, the Company was authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share (“Common Stock”). As of December 31, 2025 and 2024, 12,380,933 and 11,012,105 shares of Common Stock were issued and outstanding, respectively.

In connection with the Reverse Merger, 15,617 shares of Preferred Stock were issued and convert on a factor of 13.34 common shares for each preferred share:, and consisted of the following as of December 31, 2024:

•
Series A Convertible, 85 shares issued and outstanding
•
Series B Convertible, 4,026 shares issued and outstanding
•
Series C Convertible, 3,506 shares issued and outstanding
•
Series D Convertible, 3,000 shares issued and outstanding
•
Series E Convertible, 5,000 shares issued and outstanding

In October 2025, 15,617 shares of Preferred Stock were converted into 208,324 shares of Common Stock. No shares of Preferred Stock were outstanding as of December 31, 2025.

Common Stock, Preferred Stock, and Pre-Funded Warrants

Each share of the Company’s common stock is entitled to one vote and all shares rank equally as to voting and other matters. Dividends may be declared and paid on the common stock from funds legally available therefor, if, as and when determined by the Board of Directors.

The Company has pre-funded warrants outstanding to purchase an aggregate of 1,394,780 shares of common stock as of December 31, 2025. In October 2025, the Company issued to entities affiliated with BVF 535,837 shares of Common Stock upon the exercise of pre-funded warrants and issued to entities affiliated with BVF an additional 535,839 shares of Common Stock upon the exercise of pre-funded warrants in December 2025. The pre-funded warrants are exercisable at any time for an exercise price of $0.001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% of the outstanding common stock, subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity.

Prior to the Reverse Merger, Legacy Pieris had issued multiple series (Series A through E) of Preferred Stock to certain entities affiliated with Biotechnology Value Fund, L.P., or BVF. In each case, each share Preferred Stock is convertible into 13.34 shares of the Common Stock (subject to adjustment as provided in the Certificate of Designation for each series) at any time at the option of the holder, provided that the holder is prohibited from converting the Preferred Stock into shares of Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99

% of the total number of shares of Common Stock then issued and outstanding, or the Beneficial Ownership Limitation. The holder may reset the Beneficial Ownership Limitation to a higher or lower number, not to exceed 19.99% of the total number of common shares issued and outstanding immediately after giving effect to a conversion, upon providing written notice to the Company. Any such notice providing for an increase to the Beneficial Ownership Limitation will be effective 61 days after delivery to the Company.

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

As of December 31, 2025, 2,322,854 shares of Common Stock were issued under the 2024 Plan.

In connection with the Reverse Merger, all of the options outstanding under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) were adjusted with respect to the number of shares and exercise price to reflect the Exchange Ratio. As of December 31, 2025, 576,244 shares of Common Stock were outstanding under the 2019 Plan and no further grants will be made under the 2019 Plan.

For incentive stock options and non-statutory stock options, the option exercise price may not be less than 100% of the estimated fair value on the date of grant. Options granted to employees typically vest over a four-year period but may be granted with different vesting terms. The options expire ten years from the grant date.

The following table summarizes stock option activity for the Company’s equity incentive plans for the year ended December 31, 2025:

	Common	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Remaining
	Stock	Price per	Contractual
	Options	Share	Life (in years)
Outstanding at January 1, 2024	489,283	$8.79	7.3
Granted	1,184,069	$12.70
Exercised	—
Forfeited / Cancelled	—
Outstanding at December 31, 2024	1,673,352	$11.55	8.6
Granted	1,362,389	$28.31
Exercised	(88,828)	$8.59
Forfeited / Cancelled	(47,800)	$13.60
Outstanding at December 31, 2025	2,899,113	$19.49	8.6
Exercisable at December 31, 2025	844,567	$11.31	7.4

The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2025 was $131.2 million and $43.4 million, respectively.

Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$2,226	$569
General and administrative	4,175	261
Total stock-based compensation expense	$6,401	$830

As of December 31, 2025, there was approximately $30.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average service period of 2.89 years.

The weighted average fair value of stock options granted during the year ended December 31, 2025 was $28.31 per share which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	72.00% – 76.00%
Risk-free interest rate	3.72% – 4.47%
Expected term (years)	5.50 – 6.08
Expected dividend yield	—

Note 11. Operating Lease Commitments

The Company entered into an operating lease arrangement that commenced on October 1, 2025 with unrelated parties for office space located in Wayne, PA. The lease expires on September 30, 2028, and the Company has the option of extending the lease for two additional one-year terms. The Company did not include options to extend its lease terms as part of its right-of-use asset and lease liabilities. The lease is subject to additional variable charges, including common area maintenance and property insurance. Given the variable nature of such costs, they are recognized as expense as incurred. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized based on the present value of lease payments over the lease term.

The Company has recorded right-of-use assets of $0.6 million and lease liabilities of $0.6 million for its operating lease on the consolidated balance sheet as of December 31, 2025.

The following are the components of lease cost recognized within general and administrative expense on the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025:

December 31, 2025
Operating lease cost	$61
Variable lease cost	12
Short-term lease cost	53

As of December 31, 2025, the weighted average remaining lease life and weighted average discount rate were as follows:

December 31, 2025
Operating leases
Weighted average remaining lease term (years)	2.75
Weighted average discount rate	11.58%

As of December 31, 2025, the future minimum rental payments due under non-cancelable leases are as follows:

Operating Leases
Fiscal years ending December 31,
2026	$262
2027	269
2028	205
2029	-
2030	-
Thereafter	-
Total gross minimum lease payments	736
Less: imputed interest	(103)
Subtotal	633
Less: current portion	(202)
Long-term portion of lease liability	$431

As of December 31, 2025, the Company had no leases that had not yet commenced. There were no material leases during the year ended December 31, 2024.

Note 12. Income Taxes

The Company reported a loss before income taxes consisting of the following (in thousands):

	December 31,
	2025	2024
Domestic	$(41,779)	$(17,434)
Foreign	64	—
Loss before income taxes	$(41,715)	$(17,434)

The Company had no provision for income taxes for the years ended December 31, 2025 and 2024.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,
	2025		2024*
U.S. federal statutory rate	$(8,760)	21.0%	$(3,661)	21.0%
Foreign tax effects	4	—	—	—
Tax credits	(564)	1.4	—	—
Change in valuation allowance	8,582	(20.6)	3,893	(22.3)
Nontaxable or nondeductible items	330	(0.8)	(229)	1.3
Other adjustments	408	(1.0)	(3)	—
Effective income tax rate	$—	0.0%	$—	0.0%

*While the underlying tax effects remain unchanged from the prior year, certain reconciling items have been reallocated consistent with the required ASU 2023-09 disclosure.

The components of deferred tax assets and liabilities related to net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Royalty agreement liabilities	$5,415	$3,913
Net operating loss	91,962	81,971
Section 174 R&D capitalization	5,797	6,288
Stock-based compensation	1,791	419
Accrued expenses and other	690	744
Other tax credits	589	24
Orphan drug credit	199	199
Lease liabilities	158	—
Startup costs	76	86
Deferred tax assets before valuation allowance	$106,677	$93,644

Deferred tax liabilities
Right of use assets	$(142)	$—
Other deferred tax liabilities	(400)	(390)
Net deferred tax	106,135	93,254
Valuation allowance	(106,135)	(93,254)
Net deferred tax assets	$—	$—

(Increase) decrease in valuation allowance	$(12,881)	$(77,240)

In assessing the realizability of the net deferred tax asset, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The realization of the gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to the expiration of the NOLs. Management believes that it is more likely than not that the Company’s deferred income tax assets will not be realized. As such, there is a full valuation allowance in the amount of $106.1 million and $93.3 million against the net deferred tax assets as of December 31, 2025 and 2024, respectively. The increase in the valuation allowance of deferred tax assets as of December 31, 2025 was primarily a result of operating losses.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the company reported no liabilities for unrecognized tax benefits along with no related interest and penalty exposure as accrued income tax on the accompanying consolidated balance sheets. Income tax returns for the tax years 2019 through 2025 remain subject to examination by the taxing authority jurisdictions.

As of December 31, 2025, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $129.4 million and net operating loss carryforwards for state income tax purposes of $113.3 million. Federal tax loss carryforwards that were created prior to December 31, 2017 expire through 2037 and federal losses created after that date do not expire. State loss carryforwards expire starting in 2035. In addition, the Company has orphan drug credits of $0.2 million to reduce future federal taxes through 2039. Pursuant to Section 382 of the Internal Revenue Code of 1986, or the Code, and similar state tax law, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and tax credit carryforwards that may be used in future years. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation under Section 382 of the Code due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company completed a Section 382 study through December 31, 2020. Based on the study, the Company underwent an ownership change for Section 382 purposes which occurred in February 2018. As a result of the ownership change, the Company’s net operating loss and tax credit carryforwards as of the ownership change dates are subject to limitation under Section 382; however, these limitations are not expected to result in any of the impacted net operating loss and tax credit carryforwards to expire unutilized. Any net operating losses or tax credits generated after the February 2018 change are not subject to this annual limitation. However, subsequent ownership changes, as defined by Section 382, may potentially further limit the amount of net operating loss and tax credit carryforwards that could be utilized to offset future taxable income and tax. The Company is currently open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions for the tax years ended 2019 through the current year. Carryforward tax attributes generated in years past may still be adjusted upon future examination if they have or will be used in a future period. The Company is not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

As of December 31, 2025, the Company had German corporate income tax and trade tax net operating loss carryforwards of approximately $219.4 million and $215.1 million, respectively. Under current German laws, tax loss carryforwards may only be used to offset any relevant later assessment period (calendar year) of $1.2 million plus 60% of the exceeding taxable income and trade profit of such period and do not expire. In addition, certain transactions, including transfers of shares or interest in the loss holding entity, may result in the partial or total forfeiture of tax losses existing at that date. Partial or total forfeiture of tax losses may further occur in corporate reorganizations of the loss holding entity.

Note 13. Commitments and Contingencies

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

Note 14. Segment Information

The Company is comprised of one reportable segment, the Company operations. As of December 31, 2025, the Company operations segment has not generated any product revenue since inception, as it does not yet have approved products for sale. However, the Company operations segment anticipates future revenue generation upon the successful development and commercialization of product candidates either independently or through partnerships.

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

The following table reconciles segment direct profit or loss to the Company’s consolidated results:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development:
QTORIN rapamycin for microcystic LM	$4,755	$1,929
QTORIN rapamycin for microcystic LM - Government grant income	(987)	(141)
QTORIN rapamycin for cutaneous VM	2,224	296
QTORIN CMC	6,953	1,601
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	6,643	2,810
Consultants	1,910	1,040
Other	1,343	616
Total research and development	$22,841	$8,151
General and administrative:
Salaries and stock-based compensation	$7,827	$1,935
Consultants	3,285	$2,961
Other	4,650	$1,048
Total general and administrative	$15,761	$5,944
Loss from operations	$(38,602)	$(14,095)

Note 15. Subsequent Events

In January 2026, the Company paid out approximately $2.0 million to holders of CVRs in accordance with the CVR Agreement entered into immediately prior to closing of the Merger on December 13, 2024.

On February 25, 2026, the Company entered into an underwriting agreement in connection with its previously announced underwritten public offering of 1,600,000 shares of its Common Stock, par value $0.001 per share, at a price to the public of $125.00 per share. Under the terms of the underwriting agreement, the Company granted the underwriters an option to purchase up to an additional 240,000 shares of Common Stock at the same price. The option was exercised and the offering closed on February 27, 2026.

The offering resulted in net proceeds of approximately $215.8 million, after deducting underwriting discounts and commissions and other offering expenses.