Form 10-Q
period 2026-03-31
PALVELLA THERAPEUTICS, INC.
filed 2026-05-07
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Registrant’s common stock outstanding as of May 1, 2026 was 14,342,844.

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
•
our ability and the ability of third-party manufacturers that we engage to optimize and scale manufacturing;
•
the size of the market opportunity for our product candidates, including estimates of the number of patients who suffer from the diseases we are targeting;
•
the benefits of orphan drug designation and potential benefit of orphan drug exclusivity in the future for QTORIN rapamycin for the treatment of microcystic lymphatic malformations;
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
•
our expectations regarding the use of proceeds from recent and any future financings;
•
the potential impact of healthcare reform in the U.S., including the Inflation Reduction Act of 2022, and measures being taken worldwide designed to reduce healthcare costs;
•
the volatility of capital markets and other macroeconomic factors, including those due to inflationary pressures, tariffs and other trade restrictions or the threat of such actions, interest rate and currency rate fluctuations, economic slowdown or recession, banking instability, monetary policy changes, geopolitical tensions or the outbreak of hostilities or war, including from the ongoing Russia-Ukraine war, the current conflicts in Venezuela and the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan; and
•
other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”) and the other documents we file with the Securities and Exchange Commission (the “SEC”).

There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. These important factors include those set forth under Part I, Item 1A “Risk Factors” in our 2025 Form 10-K, which was filed with the SEC on March 31, 2026, and in our other disclosures and filings with the SEC. These factors and the other cautionary statements made in this Quarterly Report on Form 10-Q and the documents we incorporate by reference should be read as being applicable to all related forward-looking statements whenever they appear in this Quarterly Report on Form 10-Q and the documents we incorporate by reference. Information contained on or made available through our website or other websites mentioned in this Quarterly Report on Form 10-Q is not incorporated into and is not a part of this Form 10-Q, and any references to our website are intended to be inactive textual references only.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$206,394	$57,982
Short-term investments	55,459	—
Prepaid expenses and other current assets	1,378	1,005
Total current assets	263,231	58,987

Operating lease right-of-use assets, net	528	572
Total assets	$263,759	$59,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,443	$4,595
Derivative liabilities – contingent value right liability	—	2,196
Current portion of operating lease liability	209	202
Accrued expenses and other current liabilities	3,463	4,351
Total current liabilities	9,115	11,344

Long-term portion of operating lease liability	375	431
Royalty agreement liability	19,799	17,760
Derivative liabilities – royalty agreement	2,157	2,041
Total liabilities	31,446	31,576

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,313,659 and 12,380,933 shares issued and outstanding at March 31, 2026 and December 31, 2025	14	12
Additional paid-in capital	383,421	163,338
Accumulated other comprehensive (loss) income	95	83
Accumulated deficit	(151,217)	(135,450)
Total stockholders’ equity	232,313	27,983
Total liabilities and stockholders’ equity	$263,759	$59,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$9,334	$4,074
General and administrative	5,521	3,797
Total operating expenses	14,855	7,871
Operating loss	(14,855)	(7,871)
Other (expense) income:
Interest expense – royalty agreement	(2,039)	(1,215)
Fair value adjustments on derivative liabilities – royalty agreement	(116)	(75)
Fair value adjustments on derivative liabilities – contingent value right liability	202	—
Interest income, net	1,073	752
Other income (expense), net	(32)	224
Loss before income taxes	(15,767)	(8,185)
Income tax benefit (expense)	—	—
Net loss	$(15,767)	$(8,185)

Other comprehensive loss:
Unrealized gain on investments	4	—
Foreign currency translation gain (loss)	8	(6)
Comprehensive loss	$(15,755)	$(8,191)

Net loss per share of Common Stock – basic and diluted	$(1.20)	$(0.74)
Weighted-average shares used in computing net loss per share of Common Stock – basic and diluted	13,085,271	11,013,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

Three Months Ended March 31, 2026

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	12,380,933	$12	$163,338	$83	$(135,450)	$27,983
Issuance of common stock	1,840,000	2	215,751	—	—	215,753
Exercise of common stock options for cash, net of expense	92,726	—	956	—	—	956
Stock-based compensation	—	—	3,376	—	—	3,376
Foreign currency translation gain	—	—	—	8	—	8
Unrealized (gain) loss on investments	—	—	—	4	—	4
Net loss	—	—	—	—	(15,767)	(15,767)
Balance at March 31, 2026	14,313,659	$14	$383,421	$95	$(151,217)	$232,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(Unaudited)

(in thousands, except share amounts)

Three Months Ended March 31, 2025

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	15,617	$—	11,012,105	$11	$156,328	$3	$(93,735)	$62,607
Exercise of common stock options for cash, net of expense	—	—	9,284	—	67	—	—	67
Stock-based compensation	—	—	—	—	1,094	—	—	1,094
Foreign currency translation gain	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(8,185)	(8,185)
Balance at March 31, 2025	15,617	$—	11,021,389	$11	$157,489	$(3)	$(101,920)	$55,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,767)	$(8,185)
Adjustments to reconcile net loss income to net cash used in operating activities:
Non-cash interest expense – royalty agreement	2,039	1,215
Change in fair value of derivative liabilities – royalty agreement	116	75
Change in fair value of derivative liabilities – contingent value right liability	(202)	—
Stock-based compensation	3,376	1,094
Accretion on marketable securities	(15)	—
Non-cash lease operating expense	44	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(357)	819
Accounts payable	851	1,124
Accrued expenses and other current liabilities	(900)	(2,910)
Payments on operating lease liabilities	(49)	—
Net cash used in operating activities	(10,864)	(6,768)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(55,440)	—
Net cash used in investing activities	(55,440)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of transaction costs in connection with Reverse Merger	—	(1,269)
Proceeds from issuance of common stock in connection with equity financing	230,000	—
Payment of financing cost in connection with equity financing	(14,247)	—
Payment of contingent value right liability	(1,978)	—
Proceeds from exercise of stock options	956	67
Net cash provided by (used in) financing activities	214,731	(1,202)
Effect of exchange rate change on cash and cash equivalents	(15)	(6)
Net increase (decrease) in cash and cash equivalents	148,412	(7,976)
Cash and cash equivalents at beginning of period	57,982	83,602
Cash and cash equivalents at end of period	$206,394	$75,626

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the three months ended March 31, 2026 and 2025, the Company reported a net loss of $15.8 million and $8.2 million, respectively, and net cash used in operating activities of $10.9 million and $6.8 million, respectively. At March 31, 2026, the Company had an accumulated deficit of $151.2 million.

Management does not expect to generate commercial revenue or operating cash flows in the near-term. The Company’s ability to continue as a going concern in the near term is largely dependent on its existing cash and cash equivalents balance and ability to obtain additional sources of financing in order to fund operating expenses, complete development of its product candidates, obtain regulatory approvals, launch, and commercialize its product candidates, and continue research and development programs. Assuming no additional fund raising, the Company’s forecasted cash required to fund operations indicates that the Company has sufficient funds to support operations through at least the one-year period from the issuance date of these condensed consolidated financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2026 or any other future period.

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

Investments

The Company invests in fixed maturity securities including U.S. Treasury bills and bonds. The investments are classified as available-for-sale and reported at fair value. Unrealized gains or losses are determined by comparing the fair market value of the securities with their cost or amortized cost. Realized gains and losses on investments are recorded on the trade date and are included in the statement of operations. Unrealized gains and losses on investments are recorded in other comprehensive income (loss) on the consolidated statements of operations and comprehensive income (loss) and the consolidated statements of changes in preferred stock and stockholders’ equity (deficit). The cost of securities sold is based on the specified identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the remaining term of the security. Securities with an original maturity date greater than three months that mature within one year of the balance sheet date are classified as short-term, while investments with a maturity date greater than one year are classified as long-term.

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

At March 31, 2026 and December 31, 2025, the carrying amounts of financial instruments, which include cash and cash equivalents, accounts payable, and accrued expenses and other liabilities, approximate their fair value due to their short maturities. At March 31, 2026 and December 31, 2025, the fair value of the royalty agreement liability, which is based on Level 3 inputs (including probability-weighted cash flow estimates of the Company’s potential future royalty payments and a weighted-average cost of capital of 17.0% and 18.0%, respectively) is approximately $82.1 million and $61.5 million, respectively. The Company records its investments and derivative liabilities at fair value.

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

The Company has milestone payments which may be required in connection with the royalty agreement (see Note 3) that were determined to be derivative liabilities. The valuation of the derivative liabilities is based on unobservable inputs and, therefore, represent Level 3 financial liabilities. The fair value of the derivative liabilities – royalty agreement was calculated using the present value of the potential payments using a weighted-average cost of capital and an assessment of the probability of the achievement of the milestones as well as an assessment of the timing of the potential milestone payments.

The derivative liabilities – royalty agreement was initially recorded at fair value, with gains and losses arising for changes in fair value of the derivative liabilities – royalty agreement recognized within the condensed consolidated statements of operations as fair value adjustments on the derivative liabilities at each financial reporting period.

The Company determined that certain contingent payments that may become payable under the Contingent Value Rights Agreement entered into on December 13, 2024 with a rights agent, immediately prior to the closing of the Reverse Merger (the “CVR Agreement”) related to the asset sales prior to the Reverse Merger qualify as derivatives under ASC 815. Upon such time that these payments were assessed a fair value, they were recorded as a liability on the balance sheet. These values are then remeasured for future expected payout or receipt, as well as the increase in fair value due to the time value of money. These gains or losses, if any, are recognized in the condensed consolidated statements of operations within other income, net.

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

Government Grants

The Company recognizes grants from governmental agencies when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to evaluate whether the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, grant income related to research and development costs is recognized as such expenses are incurred. Grant income is recorded as a reduction of research and development costs in the condensed consolidated statements of operations. In September 2024, the Company received a grant award notice from the Department of Health and Human Services in connection with its ongoing Phase 3 clinical trial, SELVA. During the three months ended March 31, 2025, the Company recognized $0.1 million of grant income as a reduction to research and development costs in the accompanying condensed consolidated statements of operations. The Company did not recognize any grant income during the three months ended March 31, 2026.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2026 and 2025, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either March 31, 2026 or December 31, 2025 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of March 31, 2026 and December 31, 2025, the Company had no uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company evaluated the OBBBA and estimated its impact on the condensed consolidated financial statements to be immaterial.

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

The Company follows ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) which applies to public entities with a single reportable segment and requires disclosures about each reportable segments’ significant expenses and other segment items on an interim and annual basis. See Note 9 for related disclosures.

Net Loss Per Share

Basic net loss per share is calculated by dividing net income loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. For the three months ended March 31, 2026 and 2025, basic and diluted net loss per share are the same.

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

Note 3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$206,394	$—	$—	$206,394
U.S. Treasury	—	55,459	—	55,459
Total assets measured at fair value	$206,394	$55,459	$—	$261,853

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$2,157	$2,157
Total liabilities measured at fair value	$—	$—	$2,157	$2,157

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$57,982	$—	$—	$57,982
Total assets measured at fair value	$57,982	$—	$—	$57,982

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$2,041	$2,041
Derivative liabilities – contingent value right liability	—	—	2,196	2,196
Total liabilities measured at fair value	$—	$—	$4,237	$4,237

Cash and cash equivalents as of March 31, 2026 and December 31, 2025 includes cash and investments in money market funds. Money market funds, which are cash equivalents, are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

There were no transfers between Levels during the period ended March 31, 2026. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities as of March 31, 2026 are as follows:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$55,455	$22	$(18)	$55,459
Total assets measured at fair value	$55,455	$22	$(18)	$55,459

All of the Company’s fixed maturity available-for-sale securities have maturities of less than one year.

The Company has evaluated the unrealized losses on the fixed maturity securities and determined that they are not attributable to credit risk factors. For fixed maturity securities, losses in fair value are viewed as temporary if the fixed maturity security can be held to maturity and it is reasonable to assume that the issuer will be able to service the debt, both as to principal and interest.

As of March 31, 2026, the Company had two available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on governmental debt securities have not been recognized into income because the issuers’ securities are of high credit quality (rated AA+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the securities. The fair value is expected to recover as the securities approach maturity.

As of March 31, 2026, accrued interest receivable on available-for-sale investment debt securities totaling $0.3 million is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

Assumptions Used in Determining Fair Value of Derivative Liabilities

The key assumptions used to determine the fair value of the derivative liabilities – royalty agreement at March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Discount rate	17.0%	18.0%
Probability rate of achieving FDA approval of a product	56.6%	56.6%
Expected term to FDA regulatory approval of a product	1.25 years	1.5 years

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liabilities – Royalty Agreement

2026
Derivative liabilities - royalty agreement
Balance at January 1	$2,041
Fair value adjustments on derivative liabilities	116
Balance at March 31	$2,157

2025
Derivative liabilities - royalty agreement
Balance at January 1	$1,647
Fair value adjustments on derivative liabilities	394
Balance at December 31	$2,041

The derivative liabilities – royalty agreement is classified as long term on the Company’s condensed consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

Derivative Liabilities – Contingent Value Right Liability

2026
Derivative liabilities - contingent value right liability
Balance at January 1	$2,196
Settlement of contingent value right	(1,994)
Fair value adjustments on derivative liabilities	(202)
Balance at March 31	$—

2025
Derivative liabilities - contingent value right liability
Balance at January 1	$1,978
Fair value adjustments on derivative liabilities	218
Balance at December 31	$2,196

The derivative liabilities – contingent value rights is classified as short term on the Company’s condensed consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

The Company applies a scenario-based method and weighs them based on the possible likelihood of certain contingencies triggering payments due under the CVR for the liability recognized. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The estimated value of the CVR is based upon available information and certain assumptions, which the Company's management believes are reasonable under the circumstances. In January 2026, the Company paid out approximately $2.0 million to holders of CVRs in accordance with the CVR Agreement entered into immediately prior to closing of the Merger on December 13, 2024. As of March 31, 2026, the fair value adjustment for the CVR is driven from foreign currency translation. The change in fair value has been recorded in fair value adjustments on derivative liabilities - contingent value right liability on the condensed consolidated statement of operations.

Note 4. Strategic Agreements

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

The total amount of potential future milestone payments remaining under the arrangement was $5.0 million as of March 31, 2026. The potential future milestone payments represent derivative liabilities with a fair value of $2.2 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively, which are classified as “derivative liabilities – royalty agreement” on the accompanying condensed consolidated balance sheets. See Note 3 for fair value measurements.

The Company’s obligation to pay tiered royalties under the Ligand Agreement was determined to be a debt instrument based on the likelihood of repaying the amounts provided to fund the development of QTORIN rapamycin and that the Company has significant continuing involvement in the generation of the cash flows potentially due to Ligand. This obligation is reflected as royalty agreement liability which is classified as a long-term liability on the accompanying condensed consolidated balance sheets and was $19.8 million and $17.8 million as of March 31, 2026 and December 31, 2025, respectively. Interest expense with respect to the royalty agreement liability is determined using the effective interest method based upon probability-adjusted cash flow estimates of the Company’s potential future royalty payments under the Ligand Agreement, yielding an effective interest rate of 44.9% as of March 31, 2026 and December 31, 2025. Changes in these estimates impact the amount of interest expense recognized through the accompanying condensed consolidated statements of operations. The Company incurred non-cash interest expense of $2.0 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, all of which is a component of the royalty agreement liability on the accompanying condensed consolidated balance sheets.

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

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Professional fees	$325	$531
Compensation expense	675	1,915
Research and development expenses	1,503	1,200
Other	960	705
Total accrued expenses and other current liabilities	$3,463	$4,351

Note 6. Stockholders’ Equity

Authorized Capital

Upon closing of the Reverse Merger, pursuant to the terms of the Amendment to the Company’s Amended and Restated Articles of Incorporation with the Nevada Secretary of State, the Company was authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share (“Common Stock”). As of March 31, 2026 and December 31, 2025, 14,313,659 and 12,380,933 shares of Common Stock were issued and outstanding, respectively.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”). No shares of Preferred Stock were outstanding as of March 31, 2026.

Common Stock, Preferred Stock, and Pre-Funded Warrants

Each share of Common Stock is entitled to one vote and all shares rank equally as to voting and other matters. Dividends may be declared and paid on the Common Stock from funds legally available therefore, if, as and when determined by the Board of Directors.

The Company has pre-funded warrants outstanding to purchase an aggregate of 1,394,761 shares of Common Stock as of March 31, 2026 and December 31, 2025. The pre-funded warrants are exercisable at any time for an exercise price of $0.001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% or 4.99% of the outstanding Common Stock, depending on the investor and subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity.

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

Equity Financing

On February 25, 2026, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as representatives of the several underwriters named therein (collectively, the “Underwriters”), relating to an underwritten public offering of 1,600,000 shares of its Common Stock, at a price to the public of $125.00 per share. Under the terms of the Underwriting Agreement, the Company granted the underwriters an option to purchase up to an additional 240,000 shares of Common Stock at the same price. The option was exercised in full and the offering closed on February 27, 2026.

The offering resulted in net proceeds of $215.8 million, after deducting underwriting discounts and commissions and other offering expenses.

Note 7. Equity Incentive Plans

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

As of March 31, 2026, 2,771,951 shares of Common Stock were issued under the 2024 Plan.

In connection with the Reverse Merger, all of the options outstanding under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) were adjusted with respect to the number of shares and exercise price to reflect the Exchange Ratio. As of March 31, 2026, 517,477 shares of Common Stock were outstanding under the 2019 Plan and no further grants will be made under the 2019 Plan.

For incentive stock options and non-statutory stock options, the option exercise price may not be less than 100% of the estimated fair value on the date of grant. Options granted to employees typically vest over a four-year period but may be granted with different vesting terms. The options expire ten years from the grant date.

The following table summarizes stock option activity for the Company’s equity incentive plans for the three months ended March 31, 2026:

	Common	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Remaining
	Stock	Price per	Contractual
	Options	Share	Life (in years)
Outstanding at December 31, 2025	2,917,143	$20.69	8.5
Granted	452,205	$80.50
Exercised	(92,726)	$10.31
Forfeited / Cancelled	(3,108)	$82.50
Outstanding at March 31, 2026	3,273,514	$29.19	8.6

Exercisable at March 31, 2026	954,970	$16.25	7.5

The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2026 was $314.3 million and $105.3 million, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,457	$390
General and administrative	1,919	704
Total stock-based compensation expense	$3,376	$1,094

As of March 31, 2026, there was approximately $51.6 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average service period of 2.88 years.

The weighted average fair value of stock options granted during the three months ended March 31, 2026 was $55.44 per share which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	75.37% – 76.17%
Risk-free interest rate	3.70% – 4.06%
Expected term (years)	6.02 – 6.08
Expected dividend yield	—

Note 8. Commitments and Contingencies

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

Note 9. Segment Information

The Company is comprised of one reportable segment, the Company operations. As of March 31, 2026, the Company operations segment has not generated any product revenue since inception, as it does not yet have approved products for sale. However, the Company operations segment anticipates future revenue generation upon the successful development and commercialization of product candidates either independently or through partnerships.

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

The following table reconciles segment direct profit or loss to the Company’s consolidated results:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development:
QTORIN rapamycin for microcystic LM	$1,535	$1,154
QTORIN rapamycin for microcystic LM - Government grant income	—	(127)
QTORIN rapamycin for cutaneous VM	444	321
QTORIN CMC	1,828	785
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	3,190	1,322
Consultants	1,353	247
Other	984	372
Total research and development	$9,334	$4,074
General and administrative:
Salaries and stock-based compensation	$3,282	$1,453
Consultants	716	1,062
Other	1,523	1,282
Total general and administrative	$5,521	$3,797
Loss from operations	$(14,855)	$(7,871)

Note 10. Subsequent Events

Subsequent events have been evaluated through May 7, 2026, which is the date the accompanying condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated audited financial statements and accompanying notes thereto included in our 2025 Form 10-K filed with the Securities and Exchange Commission on March 31, 2026, as well as the information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2025 Form 10-K.

In addition to historical information, this discussion and analysis includes forward-looking statements that are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors,” set forth in Part I, Item 1A of our 2025 Form 10-K, that could cause actual results to differ materially from historical or anticipated results.

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

Overview

We are a clinical-stage biopharmaceutical company whose vision is to become the leading rare disease biopharmaceutical company focused on developing and, if approved, commercializing novel therapies to treat patients suffering from serious, rare skin diseases and vascular malformations for which there are no FDA-approved therapies. We envision a future treatment paradigm in which individuals suffering from serious, rare skin diseases and vascular malformations, and the physicians treating those diseases, have significantly improved treatment options which address the underlying causes of those diseases. We intend to leverage our versatile QTORIN platform to minimize the challenges and timelines typically associated with generating novel topical product candidates that penetrate the deep layers of the skin to locally treat a broad spectrum of rare skin diseases and vascular malformations. Our lead product candidate, QTORIN 3.9% rapamycin anhydrous gel (“QTORIN rapamycin”), is currently in clinical development for microcystic lymphatic malformations (“microcystic LMs”) and cutaneous venous malformations (“cutaneous VMs”). We are also expanding our QTORIN rapamycin development program into clinically significant angiokeratomas. QTORIN rapamycin contains the active pharmaceutical ingredient (“API”) rapamycin, also known as sirolimus, which is an inhibitor of mTOR, a kinase that has been known to play a key role in cell growth and proliferation. We introduced a new QTORIN product candidate, QTORIN pitavastatin, for the treatment of disseminated superficial actinic porokeratosis (“DSAP”), which leverages our proprietary QTORIN platform and is designed to be the first pathogenesis-directed therapy for DSAP.

We announced positive topline results for two clinical trials: (i) SELVA, a Phase 3, single-arm, baseline-controlled study evaluating the safety and efficacy of QTORIN rapamycin for the treatment of microcystic LMs in patients 3 years and older and (ii) TOIVA, a Phase 2, single-arm, open-label, baseline-controlled study evaluating the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs in patients 6 years and older. We also have preclinical research programs based on our QTORIN platform for the treatment of serious, rare skin diseases for which we believe there are significant unmet needs. As we work to expand our pipeline into additional rare skin diseases, we plan to generate new product candidates based on our QTORIN platform.

Recent Developments

•
In January 2026, we completed a Preliminary Breakthrough Therapy Designation Advice meeting with the FDA for our cutaneous venous malformation program. Based on that meeting, we submitted an application to the FDA for Breakthrough Therapy Designation in the second quarter of 2026.
•
In February 2026, we announced positive topline results from SELVA, a Phase 3, single-arm, baseline-controlled study, which evaluated the safety and efficacy of QTORIN rapamycin for the treatment of microcystic LMs in patients 3 years and older. In March 2026, we submitted a pre-NDA meeting request to the FDA, which was subsequently granted. We anticipate the meeting to occur during the second quarter of 2026.
•
In February 2026, we received written feedback from the FDA on the proposed design of a Phase 2 study of approximately 10-20 patients to evaluate QTORIN rapamycin for the treatment of clinically significant angiokeratomas. In April 2026, we dosed our first patients in the Phase 2 LOTU trial, a baseline-controlled clinical study of QTORIN rapamycin administered topically once daily for the treatment of clinically significant angiokeratomas. Topline results are expected in the second half of 2027.
•
In March 2026, we announced the launch of "BEYOND mLM," a new disease state awareness campaign and website, BEYONDmLM.com, designed to educate, engage, and empower patients, caregivers, and healthcare professionals about microcystic LMs.
•
In 2026, we announced three senior leadership team appointments, Vimal Patel, PharmD as Senior Vice President of Medical Affairs, Jennifer J. McDonough as Senior Vice President of Market Access and Patient Services, and Kent Taylor as Senior Vice President of Sales.
•
In April 2026, we announced the appointment of John D. Doux, M.D., M.B.A. to the Board of Directors.

Our Novel Product Candidate: QTORIN rapamycin

Overview

We are developing QTORIN rapamycin, a novel, 3.9% anhydrous topical gel formulation containing rapamycin, for the treatment of microcystic LMs, cutaneous VMs, clinically significant angiokeratomas and other mTOR-driven skin diseases. If approved, we believe QTORIN rapamycin has the potential to become the first line therapy and the standard of care in each of these diseases.

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

In March 2026, we submitted a pre-NDA meeting request to the FDA, which was subsequently granted. We anticipate the meeting to occur during the second quarter of 2026. We have received Breakthrough Therapy Designation, Fast Track Designation, and Orphan Drug Designation from the FDA for QTORIN rapamycin for the treatment of microcystic LMs. Orphan Drug Designation has also been granted by the European Medicines Agency. In addition, we have been awarded an FDA Products Clinical Trials Grant for up to $2.6 million supporting the SELVA Phase 3 study and have received $1.1 million to date.

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

In January 2026, we completed a Preliminary Breakthrough Therapy Designation Advice meeting with the FDA. Based on that meeting, we submitted an application to the FDA for Breakthrough Therapy Designation in the second quarter of 2026. We plan to commence a Phase 3 pivotal study in the second half of 2026.

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

We received written feedback from the FDA in February 2026 on the proposed design of a Phase 2 study of approximately 10-20 patients to evaluate QTORIN rapamycin for the treatment of clinically significant angiokeratomas. In April 2026, we dosed our first patients in the Phase 2 LOTU trial, a baseline-controlled clinical study of QTORIN rapamycin administered topically once daily for the treatment of clinically significant angiokeratomas. Topline results are expected in the second half of 2027.

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

Contingent Value Rights Agreement

On December 13, 2024, immediately prior to closing of the Merger, we entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent, pursuant to which our pre-Merger capital stockholders received one contingent value right (each, a “CVR”) for each outstanding share of our Common Stock held by such stockholder, or share of Common Stock underlying preferred stock held by such stockholder, on such date. Each CVR represents the contractual right to receive payments upon the receipt of payments by us or any of its affiliates under certain strategic partner agreements, including existing collaboration agreements pursuant to which we may be entitled to milestones and royalties in the future and other out-licensing agreements for certain of Pieris’ legacy assets, and upon the receipt of certain research and development tax credits in favor of us or any of its affiliates, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement. There can be no assurance that holders of CVRs will receive any amounts with respect thereto. In January 2026, we paid out $2.0 million to holders of CVRs in accordance with the CVR Agreement entered into immediately prior to closing of the Merger on December 13, 2024.

Ligand Development Funding and Royalties Agreement

We are party to a Development Funding and Royalties Agreement with Ligand Pharmaceuticals, Inc. (“Ligand”), dated December 13, 2018, as amended May 22, 2020 and November 28, 2023 (the “Ligand Agreement”). Under the Ligand Agreement, Ligand has made payments totaling $15.0 million to fund the development of QTORIN rapamycin. As partial consideration for the funding received, we granted Ligand the right to receive up to $8.0 million in milestone payments upon the achievement of certain corporate, financing and regulatory milestones by us related to QTORIN rapamycin for the treatment of any and all indications, of which $5.0 million of potential future milestone payments remain under the arrangement. In addition, we agreed to pay to Ligand tiered royalties ranging from 8.0% to 9.8% of any aggregate annual worldwide net product sales of any products based on QTORIN rapamycin. See Note 4 of the accompanying notes to the condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Impact of Global and Macroeconomic Events

Uncertainty in the global economy presents significant risks to our business. We are subject to continuing risks and uncertainties in connection with the current macroeconomic environment, including increases in inflation, increased U.S. trade tariffs and retaliatory tariffs, interest rate and currency rate fluctuations, new laws and regulations enacted by the Trump administration, including, but not limited to, the One Big Beautiful Bill Act, economic slowdown or recession, banking instability, monetary policy changes, and geopolitical factors, including the ongoing conflict between Russia and Ukraine, the current conflicts in Venezuela and the Middle East (including any escalation or expansion) and increasing tensions between China and Taiwan, rapid changes in our regulatory landscape in the United States, including significant staffing reductions and unexpected shifts in leadership of certain federal agencies, and an uncertain legislative environment and supply chain disruptions. While our management is closely monitoring the impact of the current macroeconomic conditions on all aspects of our business, including the impacts on its participants in its clinical trials, employees, suppliers, vendors and business partners, the ultimate extent of the impact on our business remains highly uncertain and will depend on future developments and factors that continue to evolve. Most of these developments and factors are outside our control and could exist for an extended period of time. Management will continue to evaluate the nature and extent of the potential impacts to our business, results of operations, liquidity and capital resources. For additional information, see Part I, Item 1A “Risk Factors” of our 2025 Form 10-K.

Components of Operating Results

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development expenses and general and administrative costs.

We expect to continue to incur significant operating losses for the foreseeable future and to incur increased expenses as we continue to advance our product candidates through clinical trials and regulatory submissions. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that Legacy Palvella did not incur as a private company. If we receive regulatory approval for QTORIN rapamycin for treatment of microcystic LMs, cutaneous VM, clinically significant angiokeratomas, QTORIN pitavastatin for the treatment of disseminated superficial actinic porokeratosis or any future product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Our losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

Research and Development Expenses

Our research and development expenses consist primarily of costs incurred for the development of our product candidates, which include:

•
costs related to production of preclinical and clinical materials, including CMC fees paid to CMOs;

•
personnel costs, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions, including medical affairs;
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

Other (Expense) Income

Our other (expense) income for the three months ended March 31, 2026 and 2025 primarily consists of: (i) non-cash interest (expense) income related to our obligation to make future royalty payments pursuant to the Amended Ligand Agreement, which was determined to be a debt instrument; (ii) fair value adjustments related to our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability; (iii) fair value adjustments related to the CVRs, which met the definition of a derivative; and (iv) interest income, net.

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

We had no provision for income taxes for the three months ended March 31, 2026 and 2025.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$9,334	$4,074	$5,260	129%
General and administrative	5,521	3,797	1,724	45%
Total operating expenses	14,855	7,871	6,984	89%
Operating loss	(14,855)	(7,871)	(6,984)	89%
Other (expense) income:
Interest expense – royalty agreement	(2,039)	(1,215)	(824)	68%
Fair value adjustments on derivative liabilities – royalty agreement	(116)	(75)	(41)	55%
Fair value adjustments on derivative liabilities – contingent value right liability	202	—	202	—
Interest income, net	1,073	752	321	43%
Other income (expense), net	(32)	224	(256)	-114%
Loss before income taxes	(15,767)	(8,185)	(7,582)	93%
Income tax benefit (expense)	—	—	—	0%
Net loss	$(15,767)	$(8,185)	$(7,582)	93%

Research and Development Expenses

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
QTORIN rapamycin for microcystic LM	$1,535	$1,154	$381
QTORIN rapamycin for microcystic LM - Government grant income	—	(127)	127
QTORIN rapamycin for cutaneous VM	444	321	123
QTORIN CMC	1,828	785	1,043
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	3,190	1,322	1,868
Consultants	1,353	247	1,106
Other	984	372	612
Total research and development expenses	$9,334	$4,074	$5,260

Research and development expenses for the three months ended March 31, 2026 were $9.3 million, as compared to $4.1 million for the three months ended March 31, 2025. The increase in research and development expenses was primarily due to increased spending for clinical, manufacturing and controls (“CMC”) activities and costs resulting from increased headcount and consulting services in 2026.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2026 were $5.5 million, as compared to $3.8 million for the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to increased headcount in 2026, as well as increased professional services related to operating as a publicly-traded company.

Total Other (Expense) Income

Total other (expense) income, net for the three months ended March 31, 2026 was $0.9 million, as compared to $0.3 million of expense for the three months ended March 31, 2025. The significant components of other (expense) income are more fully described below.

Interest expense – royalty agreement

During the three months ended March 31, 2026, we recorded interest expense of approximately $2.0 million, as compared to approximately $1.2 million for the three months ended March 31, 2025. Interest expense recorded related to the change in fair value of our royalty agreement liability associated with the payout of $2.0 million to holders of CVRs in January 2026.

Fair value adjustments on derivative liabilities – royalty agreement

During the three months ended March 31, 2026, we recorded a non-cash loss on derivative liabilities of approximately $0.1 million, as compared to approximately $0.1 million for the three months ended March 31, 2025. The non-cash loss recorded in all periods related to the change in fair value of our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability.

Fair value adjustments on derivative liabilities – contingent right liability

During the three months ended March 31, 2026, we recorded non-cash income of approximately $0.2 million related to fair value adjustments related to the CVRs which were issued in 2024 in connection with the Business Combination and determined to be derivative liabilities.

Interest income, net

During the three months ended March 31, 2026, we recorded interest income $1.1 million, as compared to $0.8 million for the three months ended March 31, 2025. The increase was primarily due to increases in the average balances held in interest-bearing cash and money market funds.

Net Loss

As a result of the factors discussed above, our net loss applicable to common stockholders for the three months ended March 31, 2026 and 2025 was $15.8 million and $8.2 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and have primarily funded our operations with proceeds from the Amended Ligand Agreement and the sale of debt and equity securities, including common stock, convertible preferred stock and convertible notes. During the three months ended March 31, 2026, we incurred a net loss of $15.8 million and reported net cash used in operating activities of $10.9 million. As of March 31, 2026, we had an accumulated deficit of $151.2 million and cash and cash equivalents and short-term investments of $261.9 million.

Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and, to a lesser extent, general and administrative expenditures.

We do not expect to generate commercial revenue or operating cash flows in the near-term. Our ability to continue as a going concern in the near term is largely dependent on our existing cash balance and our ability to obtain additional sources of financing in order to fund operating expenses, complete development of our product candidates, obtain regulatory approvals, launch, and commercialize our product candidates, and continue research and development programs.

Equity Financing

On February 25, 2026, we entered into an underwriting agreement (the “Underwriting Agreement”) with TD Securities (USA) LLC, Cantor Fitzgerald & Co. and Stifel, Nicolaus & Company, Incorporated, as representatives (the “Representatives”) of the several underwriters named therein (the “Underwriters”), pursuant to which we agreed to issue and sell an aggregate of 1,600,000 shares (the “Firm Shares”) of our Common Stock, at a price to the public of $125.00. Under the terms of the Underwriting Agreement, we granted the Underwriters an option to purchase up to an additional 240,000 shares of our Common Stock at the public offering price, less underwriting discounts and commission. The option was exercised and the offering closed on February 27, 2026. The offering resulted in net proceeds of $215.8 million, after deducting underwriting discounts and commissions and other offering expenses.

PIPE Financing

Concurrently with the execution of the Merger Agreement on July 23, 2024, Pieris entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors, including BVF Partners, L.P., an existing stockholder of Pieris (the “PIPE Investors”), pursuant to which, among other things, on the Closing Date and immediately following the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the termination and cancellation of outstanding convertible promissory notes issued by Legacy Palvella), and the Company issued and sold to the PIPE Investors, (i) 3,168,048 shares of Common Stock and (ii) Pre-Funded Warrants, exercisable for 2,466,456 shares of Common Stock, at a purchase price of $13.9965 per share or $13.9955 per Pre-Funded Warrant, which represents the per share purchase price of Common Stock less the $0.001 per share exercise price for each Pre-Funded Warrant, for an aggregate purchase price of approximately $78.9 million, consisting of approximately $60.0 million in cash and the conversion of approximately $18.9 million of principal and interest under outstanding convertible notes issued by Legacy Palvella (the “PIPE Financing”). As of March 31, 2026, the Company has pre-funded warrants outstanding to purchase an aggregate of 1,394,780 shares of Common Stock.

Convertible Notes

On June 6, 2024, Legacy Palvella initiated a sequence of convertible notes with certain investors via a Convertible Note Purchase Agreement, pursuant to which the Company issued convertible notes in the aggregate principal amount of approximately $18.4 million (the “Convertible Notes”) between June 2024 and December 2024. Simple interest accrued on the outstanding principal amount of the Convertible Notes at an annual rate of SOFR plus 2.0% per annum. Unless earlier converted, the maturity date of the Convertible Notes was the earliest to occur of (i) the date that Legacy Palvella received approval of an NDA by the FDA of QTORIN rapamycin in the United States, or (ii) June 3, 2027. Upon the closing of the PIPE Financing, the entire outstanding principal amount and unpaid accrued interest on the convertible notes automatically converted into an aggregate of 1,179,163 shares of Common Stock and 168,503 pre-funded warrants with all such pre-funded warrants remaining outstanding as of March 31, 2026.

Future Funding Requirements

We have not generated product revenue or achieved profitability since our inception and expect to continue to incur net losses for the foreseeable future. As of March 31, 2026, we had approximately $261.9 million in cash and cash equivalents and short-term investments. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the one year period following the date of the filing of this Quarterly Report on Form 10-Q. Moreover, we expect our losses to increase as we continue to advance our product candidates through clinical trials and regulatory submissions. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates, which may not be currently contemplated in our planned operations. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, license payments or milestone obligations that may arise, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that our cash and cash equivalents and short-term investments on hand as of March 31, 2026 will be sufficient to fund our operating expenses for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. To continue to finance our operations beyond that point, we may need to raise additional capital, the success of which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. If we receive regulatory approval for QTORIN rapamycin for the treatment of microcystic LM, cutaneous VMs, clinically significant angiokeratomas, QTORIN pitavastatin for the treatment of disseminated superficial actinic porokeratosis, or any of our future product candidates, we expect to incur significant commercialization expenses related to manufacturing, sales, marketing, and distribution, or from any out-licensing of the product. We are also responsible for up to $5.0 million in milestone payments to Ligand under the Amended Ligand Agreement upon the achievement of certain regulatory milestones by us related to QTORIN rapamycin, which may be triggered prior to the commercialization of any of our product candidates and ability to generate revenue.

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
•
the cost of commercialization and manufacturing activities for QTORIN rapamycin and QTORIN pitavastatin, and our ability to successfully commercialize these product candidates, if approved;
•
the scope, progress, results and costs of researching and developing QTORIN rapamycin, QTORIN pitavastatin, or any future product candidates, and conducting preclinical studies and clinical trials;
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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(10,864)	$(6,768)
Net cash used in investing activities	(55,440)	—
Net cash provided by (used in) financing activities	214,731	(1,202)
Effect of exchange rate change on cash and cash equivalents	(15)	(6)
Net increase (decrease) in cash and cash equivalents	$148,412	$(7,976)

Net cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 and 2025 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates, including general and administrative support, which increased due to greater research and development efforts in 2026, increased costs to operate as a public company, as well as the timing of payments and increase in accounts payable.

Net cash used in investing activities

For the three months ended March 31, 2026, net cash used in investing activities was $55.4 million, consisting of the purchase of marketable securities.

Net cash provided by (used in) financing activities

For the three months ended March 31, 2026, net cash provided by financing activities was $214.7 million, consisting of proceeds from the issuance of common stock in connection with the equity financing in February 2026, the payment to holders of CVRs in accordance with the CVR Agreement entered into immediately prior to closing of the Merger on December 13, 2024, and proceeds from the exercise of stock options.

For the three months ended March 31, 2025, net cash provided by financing activities was $1.2 million, consisting primarily of payments of transaction costs incurred in connection with the Business Combination and proceeds from the exercise of stock options.

Contractual Obligations and Commitments

During the three months ended March 31, 2026, there were no material changes outside the ordinary course of our business to our contractual obligations and cash requirements, as disclosed in our 2025 Form 10-K.

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

During the three months ended March 31, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

b)
Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties discussed within “Item 1A. Risk Factors” of our 2025 Form 10-K, together with all of the other information in this Annual Report on Form 10-Q, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities.

There have been no material changes in our risk factors from those disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

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

Palvella Therapeutics, Inc.

By:
Date: May 7, 2026		/s/ Wesley H. Kaupinen
Wesley H. Kaupinen
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Matthew E. Korenberg
Date: May 7, 2026		Matthew E. Korenberg
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)