Form 10-Q
period 2026-06-30
PALVELLA THERAPEUTICS, INC.
filed 2026-08-04
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

Commission File Number 001-37471

Palvella Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Nevada	30-0784346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
353 W. Lancaster Ave, Suite 200 Wayne, Pennsylvania	19087
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (484) 253-1461

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	PVLA	The Nasdaq Global Market

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Registrant’s common stock outstanding as of July 31, 2026 was 14,408,407.

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2026 and 2025	2
	Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION		35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	37

SIGNATURES		38

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
•
expectations regarding the timing of completion of the New Drug Application (“NDA”) submission;
•
expectations regarding the timing of potential U.S. Food and Drug Administration (“FDA”), regulatory approval of our lead product candidate QTORIN™ rapamycin and, if approved, its subsequent commercial launch;
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$187,803	$57,982
Short-term investments	62,781	—
Prepaid expenses and other current assets	2,444	1,005
Total current assets	253,028	58,987

Operating lease right-of-use assets, net	482	572
Total assets	$253,510	$59,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,785	$4,595
Derivative liabilities – contingent value right liability	—	2,196
Current portion of operating lease liability	217	202
Accrued expenses and other current liabilities	4,945	4,351
Total current liabilities	11,947	11,344

Long-term portion of operating lease liability	318	431
Royalty agreement liability	22,107	17,760
Derivative liabilities – royalty agreement	2,271	2,041
Total liabilities	36,643	31,576

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,395,705 and 12,380,933 shares issued and outstanding at June 30, 2026 and December 31, 2025	14	12
Additional paid-in capital	389,851	163,338
Accumulated other comprehensive (loss) income	89	83
Accumulated deficit	(173,087)	(135,450)
Total stockholders’ equity	216,867	27,983
Total liabilities and stockholders’ equity	$253,510	$59,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$12,473	$5,118	$21,807	$9,192
General and administrative	8,932	4,132	14,453	7,929
Total operating expenses	21,405	9,250	36,260	17,121
Operating loss	(21,405)	(9,250)	(36,260)	(17,121)
Other (expense) income:
Interest expense – royalty agreement	(2,308)	(1,354)	(4,347)	(2,569)
Fair value adjustments on derivative liabilities – royalty agreement	(114)	(118)	(230)	(193)
Fair value adjustments on derivative liabilities – contingent value right liability	—	—	202	—
Interest income, net	1,965	690	3,038	1,442
Other (expense) income, net	(8)	561	(40)	785
Loss before income taxes	(21,870)	(9,471)	(37,637)	(17,656)
Income tax benefit (expense)	—	—	—	—
Net loss	$(21,870)	$(9,471)	$(37,637)	$(17,656)

Other comprehensive loss:
Unrealized loss on investments	(30)	—	(26)	—
Foreign currency translation gain (loss)	24	(108)	32	(114)
Comprehensive loss	$(21,876)	$(9,579)	$(37,631)	$(17,770)

Net loss per share of Common Stock – basic and diluted	$(1.52)	$(0.86)	$(2.74)	$(1.60)
Weighted-average shares used in computing net loss per share of Common Stock – basic and diluted	14,356,219	11,052,741	13,724,256	11,033,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

Six Months Ended June 30, 2026

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	12,380,933	$12	$163,338	$83	$(135,450)	$27,983
Issuance of common stock, net of expense	1,840,000	2	215,751	—	—	215,753
Exercise of common stock options for cash, net of expense	92,726	—	956	—	—	956
Stock-based compensation	—	—	3,376	—	—	3,376
Foreign currency translation gain	—	—	—	8	—	8
Unrealized gain on investments	—	—	—	4	—	4
Net loss	—	—	—	—	(15,767)	(15,767)
Balance at March 31, 2026	14,313,659	$14	$383,421	$95	$(151,217)	$232,313
Stock-based compensation	—	—	5,155	—	—	5,155
Issuance of 3,250 shares of common stock upon settlement of employee performance stock units and restricted stock units, net of shares withheld for taxes	2,293	—	—	—	—	—
Exercise of common stock options for cash, net of expense	79,753	—	1,280	—	—	1,280
Equity issuance costs	—	—	(5)	—	—	(5)
Foreign currency translation gain	—	—	—	24	—	24
Unrealized gain (loss) on investments	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(21,870)	(21,870)
Balance at June 30, 2026	14,395,705	$14	$389,851	$89	$(173,087)	$216,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(Unaudited)

(in thousands, except share amounts)

Six Months Ended June 30, 2025

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	15,617	$—	11,012,105	$11	$156,328	$3	$(93,735)	$62,607
Exercise of common stock options for cash, net of expense	—	—	9,284	—	67	—	—	67
Stock-based compensation	—	—	—	—	1,094	—	—	1,094
Foreign currency translation gain	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(8,185)	(8,185)
Balance at March 31, 2025	15,617	$—	11,021,389	$11	$157,489	$(3)	$(101,920)	$55,577
Exercise of common stock options for cash, net of expense	—	—	38,276	—	349	—	—	349
Stock-based compensation	—	—	—	—	1,433	—	—	1,433
Foreign currency translation gain	—	—	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	—	—	(9,471)	(9,471)
Balance at June 30, 2025	15,617	$—	11,059,665	$11	$159,271	$(111)	$(111,391)	$47,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,637)	$(17,656)
Adjustments to reconcile net loss income to net cash used in operating activities:
Non-cash interest expense – royalty agreement	4,347	2,569
Change in fair value of derivative liabilities – royalty agreement	230	193
Change in fair value of derivative liabilities – contingent value right liability	(202)	—
Stock-based compensation	8,531	2,527
Accretion on marketable securities	(335)	—
Non-cash lease operating expense	89	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,422)	1,318
Accounts payable	2,202	1,240
Accrued expenses and other current liabilities	586	(2,393)
Payments on operating lease liabilities	(98)	—
Net cash used in operating activities	(23,709)	(12,202)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(70,472)	—
Maturities of marketable securities	8,000	—
Net cash used in investing activities	(62,472)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of transaction costs in connection with Reverse Merger	—	(1,269)
Proceeds from issuance of common stock in connection with equity financing	230,000	—
Payment of financing cost in connection with equity financing	(14,247)	—
Payment of contingent value right liability	(1,978)	—
Proceeds from exercise of stock options	2,236	416
Net cash provided by (used in) financing activities	216,011	(853)
Effect of exchange rate change on cash and cash equivalents	(9)	(114)
Net increase (decrease) in cash and cash equivalents	129,821	(13,169)
Cash and cash equivalents at beginning of period	57,982	83,602
Cash and cash equivalents at end of period	$187,803	$70,433

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the six months ended June 30, 2026 and 2025, the Company reported a net loss of $37.6 million and $17.7 million, respectively, and net cash used in operating activities of $23.7 million and $12.2 million, respectively. At June 30, 2026, the Company had an accumulated deficit of $173.1 million and cash and cash equivalents and short-term investments of $250.6 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2026 or any other future period.

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

Products developed by the Company require approval from the FDA or other international regulatory agencies prior to commercial sales. There can be no assurance the Company’s product candidates will receive the necessary approvals. If the Company is denied approvals, approvals are delayed, or it is unable to maintain approvals received, such events could have a materially adverse impact on the Company.

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

At June 30, 2026 and December 31, 2025, the carrying amounts of financial instruments, which include cash and cash equivalents, accounts payable, and accrued expenses and other liabilities, approximate their fair value due to their short maturities. At June 30, 2026 and December 31, 2025, the fair value of the royalty agreement liability, which is based on Level 3 inputs (including probability-weighted cash flow estimates of the Company’s potential future royalty payments and a weighted-average cost of capital of 16.0% and 18.0%, respectively) is approximately $97.3 million and $61.5 million, respectively. The Company records its investments and derivative liabilities at fair value.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). ASC 718 requires all stock-based payments, including grants of stock options and restricted stock, to be recognized in the condensed consolidated statements of operations based on their fair values. Stock-based awards are subject to service-based or performance-based vesting conditions. Management estimates the fair value of the stock option awards using the Black-Scholes option pricing model, which requires the input of assumptions, including (a) the fair value of the Company’s common stock, (b) the expected stock price volatility, (c) the calculation of expected term of the award, (d) the risk-free interest rate and (e) expected dividends. Management estimates the fair value of the restricted stock awards using the fair value of the Company’s common stock. Forfeitures are recognized as they are incurred.

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

Compensation cost related to restricted stock units (“RSUs”) and performance stock units (“PSUs”) is based on the fair market value at the time of the grant. The Company recognizes the compensation cost related to RSUs over the requisite service period as determined by the grant, amortized ratably or on a straight-line basis over the life of the grant. The Company recognizes compensation cost for PSUs over the performance period, adjusting this cost based on the Company's estimate of the probability that performance metrics will be achieved.

The Company classifies stock-based compensation expense in its condensed consolidated statements of operations and comprehensive loss in the same manner of the award recipient’s payroll costs.

Government Grants

The Company recognizes grants from governmental agencies when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to evaluate whether the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, grant income related to research and development costs is recognized as such expenses are incurred. Grant income is recorded as a reduction of research and development costs in the condensed consolidated statements of operations. In September 2024, the Company received a grant award notice from the Department of Health and Human Services in connection with its ongoing Phase 3 clinical trial, SELVA. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.3 million, respectively, of grant income as a reduction to research and development costs in the accompanying condensed consolidated statements of operations. The Company did not recognize any grant income during the three and six months ended June 30, 2026.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and six months ended June 30, 2026 and 2025, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either June 30, 2026 or December 31, 2025 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net income loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. For the three and six months ended June 30, 2026 and 2025, basic and diluted net loss per share are the same.

Recently Issued (Not Yet Adopted) Accounting Standards

In November 2024, the Financial Account Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Disaggregation of Income Statement Expenses (DISE), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the consolidated financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impacts the ASU has on its consolidated financial statements.

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

Note 3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$187,803	$—	$—	$187,803
U.S. Treasury	—	62,781	—	62,781
Total assets measured at fair value	$187,803	$62,781	$—	$250,584

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$2,271	$2,271
Total liabilities measured at fair value	$—	$—	$2,271	$2,271

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$57,982	$—	$—	$57,982
Total assets measured at fair value	$57,982	$—	$—	$57,982

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$2,041	$2,041
Derivative liabilities – contingent value right liability	—	—	2,196	2,196
Total liabilities measured at fair value	$—	$—	$4,237	$4,237

Cash and cash equivalents as of June 30, 2026 and December 31, 2025 includes cash and investments in money market funds. Money market funds, which are cash equivalents, are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

There were no transfers between Levels during the period ended June 30, 2026. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities as of June 30, 2026 are as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$62,807	$195	$(221)	$62,781
Total assets measured at fair value	$62,807	$195	$(221)	$62,781

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

As of June 30, 2026, the Company had seven available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on governmental debt securities have not been recognized into income because the issuers’ securities are of high credit quality (rated AA+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the securities. The fair value is expected to recover as the securities approach maturity.

As of June 30, 2026, accrued interest receivable on available-for-sale investment debt securities totaling $0.4 million is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

Assumptions Used in Determining Fair Value of Derivative Liabilities

The key assumptions used to determine the fair value of the derivative liabilities – royalty agreement at June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Discount rate	16.0%	18.0%
Probability rate of achieving FDA approval of a product (1)	56.6%	56.6%
Expected term to FDA regulatory approval of a product	1.0 years	1.5 years

(1) Source: Clinical Development Success Rates and Contributing Factors 2011-2020 study of drug approval success from February 2021. The probability assumption used reflects the study’s estimate of the likelihood of approval of a Phase 3 drug that has not yet submitted its full NDA.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liabilities – Royalty Agreement

2026
Derivative liabilities - royalty agreement
Balance at January 1	$2,041
Fair value adjustments on derivative liabilities	230
Balance at June 30	$2,271

2025
Derivative liabilities - royalty agreement
Balance at January 1	$1,647
Fair value adjustments on derivative liabilities	394
Balance at December 31	$2,041

The derivative liabilities – royalty agreement is classified as long term on the Company’s condensed consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

Derivative Liabilities – Contingent Value Right Liability

2026
Derivative liabilities - contingent value right liability
Balance at January 1	$2,196
Settlement of contingent value right	(1,994)
Fair value adjustments on derivative liabilities	(202)
Balance at June 30	$—

2025
Derivative liabilities - contingent value right liability
Balance at January 1	$1,978
Fair value adjustments on derivative liabilities	218
Balance at December 31	$2,196

The derivative liabilities – contingent value rights is classified as short term on the Company’s condensed consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

The Company applies a scenario-based method and weighs them based on the possible likelihood of certain contingencies triggering payments due under the contingent value right (“CVR”) for the liability recognized. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The estimated value of the CVR is based upon available information and certain assumptions, which the Company’s management believes are reasonable under the circumstances. In January 2026, the Company paid out approximately $2.0 million to holders of CVRs in accordance with the CVR Agreement entered into immediately prior to closing of the Merger on December 13, 2024. As of June 30, 2026, the fair value adjustment for the CVR is driven from foreign currency translation. The change in fair value has been recorded in fair value adjustments on derivative liabilities - contingent value right liability on the condensed consolidated statement of operations.

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

The total amount of potential future milestone payments remaining under the arrangement was $5.0 million as of June 30, 2026. The potential future milestone payments represent derivative liabilities with a fair value of $2.3 million and $2.0 million as of June 30, 2026 and December 31, 2025, respectively, which are classified as “derivative liabilities – royalty agreement” on the accompanying condensed consolidated balance sheets. See Note 3 for fair value measurements.

The Company’s obligation to pay tiered royalties under the Ligand Agreement was determined to be a debt instrument based on the likelihood of repaying the amounts provided to fund the development of QTORIN rapamycin and that the Company has significant continuing involvement in the generation of the cash flows potentially due to Ligand. This obligation is reflected as royalty agreement liability which is classified as a long-term liability on the accompanying condensed consolidated balance sheets and was $22.1 million and $17.8 million as of June 30, 2026 and December 31, 2025, respectively. Interest expense with respect to the royalty agreement liability is determined using the effective interest method based upon probability-adjusted cash flow estimates of the Company’s potential future royalty payments under the Ligand Agreement, yielding an effective interest rate of 45.1% and 44.9% as of June 30, 2026 and December 31, 2025, respectively. Changes in these estimates impact the amount of interest expense recognized through the accompanying condensed consolidated statements of operations. The Company incurred non-cash interest expense of $2.3 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively, all of which is a component of the royalty agreement liability on the accompanying condensed consolidated balance sheets.

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

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Research and development expenses	$1,635	$1,200
Compensation expense	1,469	1,915
Professional fees	597	531
Other	1,244	705
Total accrued expenses and other current liabilities	$4,945	$4,351

Note 6. Stockholders’ Equity

Authorized Capital

Upon closing of the Reverse Merger, pursuant to the terms of the Amendment to the Company’s Amended and Restated Articles of Incorporation with the Nevada Secretary of State, the Company was authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share (“Common Stock”). As of June 30, 2026 and December 31, 2025, 14,395,705 and 12,380,933 shares of Common Stock were issued and outstanding, respectively.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”). As of December 31, 2025, BVF has fully converted its shares of Preferred Stock to shares of Common Stock and no shares of Preferred Stock were outstanding as of June 30, 2026.

Common Stock, Preferred Stock, and Pre-Funded Warrants

Each share of Common Stock is entitled to one vote and all shares rank equally as to voting and other matters. Dividends may be declared and paid on the Common Stock from funds legally available therefore, if, as and when determined by the Board of Directors.

The Company has pre-funded warrants outstanding to purchase an aggregate of 1,394,761 shares of Common Stock as of June 30, 2026 and December 31, 2025. The pre-funded warrants are exercisable at any time for an exercise price of $0.001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% or 4.99% of the outstanding Common Stock, depending on the investor and subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity.

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

Shares of Preferred Stock generally have no voting rights, except as required by law and except that the consent of holders of a majority of the then outstanding Preferred Stock is required to amend the terms of the Certificate of Designation for each respective series of Preferred Stock. Holders of Preferred Stock are entitled to receive any dividends payable to holders of the Company’s common stock subject to the rights and preferences discussed above, in each case, as to distributions of assets upon the Company’s liquidation, dissolution or winding up whether voluntarily or involuntarily and/or the right to receive dividends.

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

On June 10, 2026, the Company stockholders approved Amendment No. 1 to the 2024 Plan, which increased the number of shares reserved for issuance under the 2024 Plan by 750,000 shares. Accordingly, the number of shares reserved for issuance under the 2024 Plan is equal to 4,205,433 shares of Common Stock as of June 30, 2026.

As of June 30, 2026, 2,794,172 options were outstanding under the 2024 Plan.

In connection with the Reverse Merger, all of the options outstanding under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) were adjusted with respect to the number of shares and exercise price to reflect the Exchange Ratio. As of June 30, 2026, 477,811 shares of Common Stock were outstanding under the 2019 Plan and no further grants will be made under the 2019 Plan.

For incentive stock options and non-statutory stock options, the option exercise price may not be less than 100% of the estimated fair value on the date of grant. Options granted to employees typically vest over a four-year period but may be granted with different vesting terms. The options expire ten years from the grant date.

The following table summarizes stock option activity for the Company’s equity incentive plans for the six months ended June 30, 2026:

	Common	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Remaining
	Stock	Price per	Contractual
	Options	Share	Life (in years)
Outstanding at December 31, 2025	2,917,143	$20.69	8.5
Granted	548,686	$88.39
Exercised	(172,479)	$12.96
Forfeited / Cancelled	(21,367)	$140.03
Outstanding at June 30, 2026	3,271,983	$31.67	8.5

Exercisable at June 30, 2026	1,135,878	$16.01	7.7

The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2026 was $396.8 million and $155.8 million, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,745	$510	$3,202	$900
General and administrative	3,410	923	5,329	1,627
Total stock-based compensation expense	$5,155	$1,433	$8,531	$2,527

As of June 30, 2026, there was approximately $55.2 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average service period of 2.75 years.

The weighted average fair value of stock options granted during the six months ended June 30, 2026 was $60.61 per share which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	72.43% - 76.17%
Risk-free interest rate	3.05% - 4.36%
Expected term (years)	5.50 - 6.08
Expected dividend yield	—

Performance Stock Unit and Restricted Stock Unit Activity

The Company grants time-based restricted stock unit (“RSU”) awards and performance-based restricted stock unit (“PSU”) awards to certain employees. RSU awards vest over a four-year period subject to the employee’s continued employment or service with the Company through the vesting date. PSU awards have a performance period of one year and vest depending on the Company’s achievement of predetermined performance goals. For the three and six months ended June 30, 2026, the Company recorded $0.8 million and $5 thousand of stock compensation expense for PSUs and RSUs, respectively, included in general and administrative expense in the statement of operations.

The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	(per share)
Outstanding PSU and RSU Grants at December 31, 2025	-	$-
PSUs Granted	13,000	$119.86
RSUs Granted	2,291	$112.59
PSUs Released (1)	(3,250)	$119.86
PSUs Cancelled	-	$-
RSUs Cancelled	-	$-
Outstanding PSU and RSU Grants at June 30, 2026	12,041	$118.48

(1)Amount includes 3,250 PSU awards (2,293 shares, net of employee tax withholdings, paid in shares) that vested based on the achievement of performance goals during the performance period ended June 30, 2026.

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

Note 9. Segment Information

The Company is comprised of one reportable segment, the Company operations. As of June 30, 2026, the Company operations segment has not generated any product revenue since inception, as it does not yet have approved products for sale. However, the Company operations segment anticipates future revenue generation upon the successful development and commercialization of product candidates either independently or through partnerships.

The Company expects to primarily generate revenue in North America, with its long-lived assets also concentrated in this region, and manages its business activities on a consolidated basis. Decisions concerning the allocation of the Company’s resources are made by the Company’s CODM, which is the Company’s CEO. The CODM views the Company’s operations as a single operating segment which is the business of discovering and developing products for individuals with serious and rare skin diseases.

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

The following table reconciles segment direct profit or loss to the Company’s consolidated results:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development:
QTORIN CMC	$3,308	$1,517	$5,135	$2,289
QTORIN rapamycin for microcystic LM	865	1,235	2,400	2,389
QTORIN rapamycin for angiokeratomas	749	—	1,201	—
QTORIN rapamycin for cutaneous VM	712	354	1,157	700
QTORIN rapamycin for microcystic LM - Government grant income	—	(212)	—	(339)
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	3,697	1,501	6,887	2,823
Consultants	2,081	385	3,434	632
Other	1,061	338	1,593	698
Total research and development	$12,473	$5,118	$21,807	$9,192
General and administrative:
Salaries and stock-based compensation	$5,147	$1,744	$8,429	$3,197
Consultants	1,977	914	2,693	1,910
Other	1,808	1,474	3,331	2,822
Total general and administrative	$8,932	$4,132	$14,453	$7,929
Loss from operations	$(21,405)	$(9,250)	$(36,260)	$(17,121)

Note 10. Subsequent Events

Subsequent events have been evaluated through August 4, 2026, which is the date the accompanying condensed consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our consolidated audited financial statements and accompanying notes thereto included in our 2025 Form 10-K filed with the Securities and Exchange Commission on March 31, 2026, as well as the information contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K.

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

Overview

We are a clinical-stage biopharmaceutical company whose vision is to become the leading rare disease biopharmaceutical company focused on developing and, if approved, commercializing novel therapies to treat patients suffering from serious, rare skin diseases and vascular malformations for which there are no FDA-approved therapies. We envision a future treatment paradigm in which individuals suffering from serious, rare skin diseases and vascular malformations, and the physicians treating those diseases, have significantly improved treatment options which address the underlying causes of those diseases. We intend to leverage our versatile QTORIN platform to minimize the challenges and timelines typically associated with generating novel topical product candidates that penetrate the deep layers of the skin to locally treat a broad spectrum of rare skin diseases and vascular malformations. Our lead product candidate, QTORIN 3.9% rapamycin anhydrous gel (“QTORIN rapamycin”), is currently in clinical development for microcystic lymphatic malformations (“microcystic LMs”), cutaneous venous malformations (“cutaneous VMs”), and clinically significant angiokeratomas. QTORIN rapamycin contains the active pharmaceutical ingredient (“API”) rapamycin, also known as sirolimus, which is an inhibitor of mTOR, a kinase that has been known to play a key role in cell growth and proliferation. We introduced a new QTORIN product candidate, QTORIN pitavastatin, for the treatment of disseminated superficial actinic porokeratosis (“DSAP”), which leverages our proprietary QTORIN platform and is designed to be the first pathogenesis-directed therapy for DSAP.

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
•
In April 2026, we announced the appointment of John D. Doux, M.D., M.B.A. to the Board of Directors.
•
In April 2026, we submitted an application to the FDA for Breakthrough Therapy Designation for our cutaneous venous malformation program. Following the FDA’s recent decision in July 2026 to not grant the designation at this time, we are currently planning a resubmission incorporating TOIVA patient interview transcripts and new 24-week data.
•
In May 2026, at the 83rd Annual Meeting of the Society for Investigative Dermatology (“SID”), we presented new data from our Phase 2 TOIVA trial of QTORIN rapamycin for the treatment of cutaneous VMs demonstrating 100% of patients with bleeding at baseline demonstrated improvement on the Cutaneous Venous Malformations Investigator Global Assessment Bleeding scale (“cVM-IGA Bleeding”) at Week 12.
•
In May 2026, additional clinical data from our Phase 3 SELVA and Phase 2 TOIVA studies was presented by James Treat, MD at the International Society for the Study of Vascular Anomalies (“ISSVA”) World Congress 2026, which demonstrated that QTORIN rapamycin produced clinical improvements across multiple efficacy measures in patients with microcystic lymphatic malformations and cutaneous VMs.
•
In May 2026, a patent that we exclusively licensed from Yale University was granted by the United States Patent and Trademark Office, further supporting the QTORIN pitavastatin program for porokeratosis.
•
In May 2026, we completed a pre-NDA meeting with the FDA. The pre-NDA meeting addressed nonclinical, clinical pharmacology, and clinical information for the planned NDA and included an in-person discussion with FDA and receipt of official meeting minutes.
•
In June 2026, the FDA granted rolling review of our NDA for QTORIN rapamycin for the treatment of microcystic LMs. Rolling review is an FDA regulatory feature available to programs with Fast Track or Breakthrough Therapy designation and is intended to facilitate expedited FDA review of applications for therapies addressing serious conditions with unmet medical need.
•
In June 2026, we submitted the first module of our rolling NDA. We remain on track to submit the remaining modules and complete the NDA submission in the second half of 2026.
•
In June 2026, we announced the appointment of Matthew Pauls, J.D., M.B.A. to the Board of Directors.

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

The primary endpoint, the microcystic lymphatic malformation Investigator Global Assessment (“mLM-IGA”), is a 7-point clinician-assessed dynamic scale measuring change in disease severity from baseline ranging from “Very Much Worse” (-3) to “Very Much Improved” (+3). On the mLM-IGA in the ITT population (n=49), QTORIN rapamycin demonstrated a mean improvement of +2.13 points, meeting the study’s primary endpoint (p<0.001). Of the participants aged ≥ 6 who completed the efficacy evaluation period, 95% (41/43) demonstrated at least a 1-point improvement, and 86% (37/43) were either “Much Improved” (+2) or “Very Much Improved” (+3). In the 3- to 5-year-old cohort, one participant enrolled and was “Very Much Improved” (+3) on the mLM-IGA at Week 24.

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

In May 2026, we presented new microcystic LM data from our Phase 3 SELVA study demonstrating that QTORIN rapamycin produced significant improvements across multiple efficacy measures in patients with microcystic LMs, at the ISSVA. 100% of participants (13/13) aged 6–11 years were rated as “Much Improved” (+2) or “Very Much Improved” (+3) on the Microcystic Lymphatic Malformation Investigator Global Assessment (mLM-IGA) scale at Week 24, with a mean improvement of +2.46 (p<0.001). 87% of participants (20/23) in SELVA with moderate or worse leaking/bleeding at baseline were rated as “Much Improved” (+2) or “Very Much Improved” (+3) on the mLM-IGA Leaking/Bleeding at Week 24, with a mean improvement of +2.48 (p<0.001). 100% of SELVA participants who completed the efficacy evaluation period (43/43) were at least somewhat satisfied with QTORIN™ rapamycin on the TSQM-9 overall satisfaction item at Week 24, with 84% reporting extremely satisfied, very satisfied, or satisfied. A blinded independent review demonstrated pre-treatment stability during the 8-week run-in period, followed by marked improvement on QTORIN™ rapamycin, supporting SELVA’s single-arm, baseline-controlled design.

We previously announced topline Phase 2 clinical trial results from our multi-center, open-label, baseline-controlled study of 12 subjects receiving QTORIN rapamycin administered once daily for 12 weeks for the treatment of microcystic LMs. The Phase 2 clinical trial featured multiple pre-specified efficacy assessments, including clinician and patient global impression assessments as well as assessments of individual clinical manifestations that are important disease burdens for individuals living with microcystic LMs. All participants in the Phase 2 clinical trial demonstrated improvements on the Clinician Global Impression of Change scale, a 7-point clinician-rated change scale, with all participants in the study rated as either “Much Improved” (n=7, 58%) or “Very Much Improved” (n=5, 42%) after 12-weeks of treatment compared to the pre-treatment baseline period.

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

In June 2026, we completed a pre-NDA meeting with the FDA which addressed nonclinical, clinical pharmacology, and clinical information for the planned NDA and included an in-person discussion with FDA and receipt of official meeting minutes. Subsequent to the pre-NDA meeting, the FDA granted rolling review of our NDA for QTORIN™ rapamycin for the treatment of microcystic lymphatic malformations.

In June 2026, we submitted the first module of our rolling NDA. We remain on track to submit the remaining modules and complete the NDA submission in the second half of 2026. We are preparing for a planned standalone U.S. commercial launch of QTORIN™ rapamycin for the treatment of microcystic lymphatic malformations in the first half of 2027, subject to obtaining FDA approval.

QTORIN rapamycin for the treatment of cutaneous VMs

Cutaneous venous malformation is a serious disease with a high unmet need characterized by dysregulated growth of malformed veins impacting the skin, causing functional impairment and deformity. It is estimated that there are more than 75,000 diagnosed patients in the United States with cutaneous VMs.

In December 2025, we announced positive topline efficacy results from TOIVA, a multicenter, single-arm, open-label, baseline-controlled, Phase 2 clinical trial designed to evaluate the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs. The study enrolled 16 participants, ages six and older, at leading vascular anomaly centers across the U.S. Key findings from among the study’s pre-specified efficacy endpoints at Week 12 demonstrated nominally statistically significant (p<0.001) improvements at Week 12 on several of the clinically relevant and important efficacy endpoints evaluated when compared to pre-treatment (baseline), including many of the static and impression of change global instruments evaluated, including the Overall Cutaneous VM Investigator Global Assessment (“Overall cVM-IGA”). The Overall cVM-IGA is a 7-point, clinician-assessed, single-item efficacy endpoint measuring change in severity from baseline, with the numeric rating scale ranging from “Very Much Worse” (-3) to “Very Much Improved” (+3). On the Overall cVM-IGA at Week 12, 73% (11/15) participants improved, with 67% (10/15) either “Much Improved” (+2) or “Very Much Improved” (+3). No trial participants (0/15) were “Minimally Worse” (-1), “Much Worse” (-2), or “Very Much Worse” (-3).

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

In May 2026, at the 83rd Annual Meeting of the Society for Investigative Dermatology (“SID”), we presented new data from our Phase 2 TOIVA trial of QTORIN rapamycin for the treatment of cutaneous VMs demonstrating 100% of patients with bleeding at baseline demonstrated improvement on the Cutaneous Venous Malformations Investigator Global Assessment Bleeding scale (“cVM-IGA Bleeding”) at Week 12 (+2.5 point mean improvement).

In May 2026, at the ISSVA World Congress 2026, James Treat, MD presented additional data from our Phase 2 TOIVA study demonstrating statistically significant improvements in both cVM-MCSS Height and cVM-MCSS Appearance at all time points measured, with increasing clinical response observed with longer duration of QTORIN rapamycin therapy.

After completing our Preliminary Breakthrough Therapy Designation Advice meeting with the FDA, we applied to the FDA for Breakthrough Therapy Designation in the second quarter of 2026. Following the FDA’s decision in July 2026 to not grant the designation at this time, we are currently planning a resubmission incorporating TOIVA patient interviews and new 24-week data.

We are planning for our End-of-Phase 2 meeting with FDA and expect to commence a Phase 3 pivotal study in the fourth quarter of 2026.

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

Clinically significant angiokeratomas are superficial vascular malformations of lymphatic origin which can cause bleeding, pain, functional impairment, and risk of infection, with no tendency for spontaneous regression. Angiokeratomas were classified as an isolated lymphatic malformation in 2025 by ISSVA. Current treatment options include potentially destructive procedural interventions that carry significant risks of pain, scarring, and recurrence. Despite the substantial disease burden, there are currently no FDA-approved treatments available for clinically significant angiokeratomas.

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

Other (Expense) Income

Our other (expense) income for the three and six months ended June 30, 2026 and 2025 primarily consists of: (i) non-cash interest (expense) income related to our obligation to make future royalty payments pursuant to the Amended Ligand Agreement, which was determined to be a debt instrument; (ii) fair value adjustments related to our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability; (iii) fair value adjustments related to the CVRs, which met the definition of a derivative; and (iv) interest income, net.

Our other (expense) income is subject to variability due to changes in the fair value of the derivative liabilities as well as the potential variability of the royalty agreement liability, both of which are based on significant estimates regarding the timing and success of future development and commercialization activities.

Income Taxes

Since May 2018, we have not recorded any income tax benefits for net operating losses (“NOLs”). We believe, based upon the weight of available evidence, that it is more likely than not that all of our NOLs and tax credits will not be realized. Accordingly, we have established a valuation allowance against such deferred tax assets for all periods since inception.

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

We had no provision for income taxes for the three and six months ended June 30, 2026 and 2025.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
Operating expenses:
Research and development	$12,473	$5,118	$7,355	$21,807	$9,192	$12,615
General and administrative	8,932	4,132	4,800	14,453	7,929	6,524
Total operating expenses	21,405	9,250	12,155	36,260	17,121	19,139
Operating loss	(21,405)	(9,250)	(12,155)	(36,260)	(17,121)	(19,139)
Other (expense) income:
Interest expense – royalty agreement	(2,308)	(1,354)	(954)	(4,347)	(2,569)	(1,778)
Fair value adjustments on derivative liabilities – royalty agreement	(114)	(118)	4	(230)	(193)	(37)
Fair value adjustments on derivative liabilities – contingent value right liability	—	—	—	202	—	202
Interest income, net	1,965	690	1,275	3,038	1,442	1,596
Other income (expense), net	(8)	561	(569)	(40)	785	(825)
Loss before income taxes	(21,870)	(9,471)	(12,399)	(37,637)	(17,656)	(19,981)
Income tax benefit (expense)	—	—	—	—	—	—
Net loss	$(21,870)	$(9,471)	$(12,399)	$(37,637)	$(17,656)	$(19,981)

Research and Development Expenses

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	$ Change	2026	2025	$ Change
QTORIN CMC	$3,308	$1,517	$1,791	$5,135	$2,289	$2,846
QTORIN rapamycin for microcystic LM	865	1,235	(370)	2,400	2,389	11
QTORIN rapamycin for angiokeratomas	749	—	749	1,201	—	1,201
QTORIN rapamycin for cutaneous VM	712	354	358	1,157	700	457
QTORIN rapamycin for microcystic LM - Government grant income	—	(212)	212	—	(339)	339
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	3,697	1,501	2,196	6,887	2,823	4,064
Consultants	2,081	385	1,696	3,434	632	2,802
Other	1,061	338	723	1,593	698	895
Total research and development expenses	$12,473	$5,118	$7,355	$21,807	$9,192	$12,615

Research and development expenses for the three months ended June 30, 2026 were $12.5 million, as compared to $5.1 million for the three months ended June 30, 2025. Research and development expenses for the six months ended June 30, 2026 were $21.8 million, as compared to $9.2 million for the three months ended June 30, 2025. The increase in research and development expenses was primarily due to increased spending on clinical, manufacturing and controls (“CMC”) activities, the clinical development of QTORIN rapamycin for the treatment of angiokeratomas, costs associated with the submission of the first module of our rolling NDA, and costs resulting from increased headcount and consulting services in 2026.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $8.9 million, as compared to $4.1 million for the three months ended June 30, 2025. General and administrative expenses for the six months ended June 30, 2026 were $14.5 million, as compared to $7.9 million for the six months ended June 30, 2025. The increase in general and administrative expenses was primarily due to increased headcount in 2026, as well as increased professional services related to operating as a publicly-traded company.

Total Other (Expense) Income

Total other (expense) income, net for the three months ended June 30, 2026 was $0.5 million, as compared to $0.2 million of expense for the three months ended June 30, 2025. Total other (expense) income, net for the six months ended June 30, 2026 was $1.4 million, as compared to $0.5 million of expense for the six months ended June 30, 2025. The significant components of other (expense) income are more fully described below.

Interest expense – royalty agreement

During the three months ended June 30, 2026, we recorded interest expense of approximately $2.3 million, as compared to approximately $1.4 million for the three months ended June 30, 2025. During the six months ended June 30, 2026, we recorded interest expense of approximately $4.3 million, as compared to approximately $2.6 million for the six months ended June 30, 2025. Interest expense recorded in all periods related to the change in fair value of our royalty agreement liability.

Fair value adjustments on derivative liabilities – royalty agreement

During the three months ended June 30, 2026 and 2025, we recorded a non-cash loss on derivative liabilities of approximately $0.1 million. During the six months ended June 30, 2026 and 2025, we recorded a non-cash loss on derivative liabilities of approximately $0.2 million. The non-cash loss recorded in all periods related to the change in fair value of our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability.

Fair value adjustments on derivative liabilities – contingent right liability

During the six months ended June 30, 2026, we recorded non-cash income of approximately $0.2 million related to fair value adjustments related to the CVRs which were issued in 2024 in connection with the Business Combination and determined to be derivative liabilities.

Interest income, net

During the three months ended June 30, 2026, we recorded interest income, net of $2.0 million, as compared to $0.7 million for the three months ended June 30, 2025. During the six months ended June 30, 2026, we recorded interest income, net of $3.0 million, as compared to $1.4 million for the six months ended June 30, 2025. The increase during each of the three and six months ended June 30, 2026, as compared to the corresponding periods in 2025, was primarily due to increases in the average balances held in interest-bearing cash and money market funds.

Net Loss

As a result of the factors discussed above, our net loss applicable to common stockholders for the three months ended June 30, 2026 and 2025 was $21.9 million and $9.5 million, respectively, and our net loss applicable to common stockholders for the six months ended June 30, 2026 and 2025 was $37.6 million and $17.7 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and have primarily funded our operations with proceeds from the Amended Ligand Agreement and the sale of debt and equity securities, including common stock, convertible preferred stock and convertible notes. During the six months ended June 30, 2026, we incurred a net loss of $37.6 million and reported net cash used in operating activities of $23.7 million. As of June 30, 2026, we had an accumulated deficit of $173.1 million and cash and cash equivalents and short-term investments of $250.6 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and, to a lesser extent, general and administrative expenditures.

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

PIPE Financing

Concurrently with the execution of the Merger Agreement on July 23, 2024, Pieris entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors, including BVF Partners, L.P., an existing stockholder of Pieris (the “PIPE Investors”), pursuant to which, among other things, on the Closing Date and immediately following the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the termination and cancellation of outstanding convertible promissory notes issued by Legacy Palvella), and the Company issued and sold to the PIPE Investors, (i) 3,168,048 shares of Common Stock and (ii) Pre-Funded Warrants, exercisable for 2,466,456 shares of Common Stock, at a purchase price of $13.9965 per share or $13.9955 per Pre-Funded Warrant, which represents the per share purchase price of Common Stock less the $0.001 per share exercise price for each Pre-Funded Warrant, for an aggregate purchase price of approximately $78.9 million, consisting of approximately $60.0 million in cash and the conversion of approximately $18.9 million of principal and interest under outstanding convertible notes issued by Legacy Palvella (the “PIPE Financing”). As of June 30, 2026, the Company has pre-funded warrants outstanding to purchase an aggregate of 1,394,780 shares of Common Stock.

Convertible Notes

On June 6, 2024, Legacy Palvella initiated a sequence of convertible notes with certain investors via a Convertible Note Purchase Agreement, pursuant to which the Company issued convertible notes in the aggregate principal amount of approximately $18.4 million (the “Convertible Notes”) between June 2024 and December 2024. Simple interest accrued on the outstanding principal amount of the Convertible Notes at an annual rate of SOFR plus 2.0% per annum. Unless earlier converted, the maturity date of the Convertible Notes was the earliest to occur of (i) the date that Legacy Palvella received approval of an NDA by the FDA of QTORIN rapamycin in the United States, or (ii) June 3, 2027. Upon the closing of the PIPE Financing, the entire outstanding principal amount and unpaid accrued interest on the convertible notes automatically converted into an aggregate of 1,179,163 shares of Common Stock and 168,503 pre-funded warrants with all such pre-funded warrants remaining outstanding as of June 30, 2026.

Future Funding Requirements

We have not generated product revenue or achieved profitability since our inception and expect to continue to incur net losses for the foreseeable future. As of June 30, 2026, we had approximately $250.6 million in cash and cash equivalents and short-term investments. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the one year period following the date of the filing of this Quarterly Report on Form 10-Q. Moreover, we expect our losses to increase as we continue to advance our product candidates through clinical trials and regulatory submissions. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates and to build our commercial organization in preparation for the launch of our lead product candidate, QTORIN rapamycin for the treatment of microcystic LM, which is currently under review at the FDA, which may not be currently contemplated in our planned operations. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, license payments or milestone obligations that may arise, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that our cash and cash equivalents and short-term investments on hand as of June 30, 2026 will be sufficient to fund our operating expenses for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. To continue to finance our operations beyond that point, we may need to raise additional capital, the success of which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. If we receive regulatory approval for QTORIN rapamycin for the treatment of microcystic LM, cutaneous VMs, clinically significant angiokeratomas, QTORIN pitavastatin for the treatment of disseminated superficial actinic porokeratosis, or any of our future product candidates, we expect to incur significant commercialization expenses related to manufacturing, sales, marketing, and distribution, or from any out-licensing of the product. We are also responsible for up to $5.0 million in milestone payments to Ligand under the Amended Ligand Agreement upon the achievement of certain regulatory milestones by us related to QTORIN rapamycin, which may be triggered prior to the commercialization of any of our product candidates and ability to generate revenue.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(23,709)	$(12,202)
Net cash used in investing activities	(62,472)	—
Net cash provided by (used in) financing activities	216,011	(853)
Effect of exchange rate change on cash and cash equivalents	(9)	(114)
Net increase (decrease) in cash and cash equivalents	$129,821	$(13,169)

Net cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2026 and 2025 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates, including general and administrative support, which increased due to greater research and development efforts in 2026, increased costs to operate as a public company, as well as the timing of payments and increase in accounts payable.

Net cash used in investing activities

For the six months ended June 30, 2026, net cash used in investing activities was $62.5 million, consisting of the purchase and maturities of marketable securities.

Net cash provided by (used in) financing activities

For the six months ended June 30, 2026, net cash provided by financing activities was $216.0 million, consisting of proceeds from the issuance of common stock in connection with the equity financing in February 2026, the payment to holders of CVRs in accordance with the CVR Agreement entered into immediately prior to closing of the Merger on December 13, 2024, and proceeds from the exercise of stock options.

For the six months ended June 30, 2025, net cash used in financing activities was $0.9 million, consisting primarily of payments of transaction costs incurred in connection with the Business Combination and proceeds from the exercise of stock options.

Contractual Obligations and Commitments

During the six months ended June 30, 2026, there were no material changes outside the ordinary course of our business to our contractual obligations and cash requirements, as disclosed in our 2025 Form 10-K.

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

During the six months ended June 30, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)
Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties discussed within “Item 1A. Risk Factors” of our 2025 Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, including the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities.

There have been no material changes in our risk factors from those disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended June 30, 2026:

Name	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
George Jenkins Director	Rule 10b5-1 Trading Plan	June 12, 2026

May 12, 2027 or such earlier date upon completion of all trades under the plan (or expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Sale of up to 55,000 shares of Common Stock

Our officers and directors from time to time may adopt trading plans to transact in our securities for reasons such as satisfying vesting-related income tax requirements, investment diversification, or other personal reasons. On June 12, 2026, George Jenkins, a member of our Board of Directors, entered into a Rule 10b5-1 trading plan that provides for the potential future sale of a limited portion of his Common Stock, as part of Mr. Jenkins long-term financial planning objectives. The plan was adopted during an open trading window, at a time when Mr. Jenkins was not in possession of material non-public information and was reviewed and approved in accordance with the Company’s Insider Trading Policy. The plan establishes fixed criteria for potential transactions and removes discretion over the timing of trades.

Other than as disclosed above, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2026.

(d) On August 3, 2026, the Board of Directors approved the Change in Control Acceleration Policy (the “Policy”), effective August 3, 2026, to provide for accelerated equity vesting benefits to eligible employees in the event of certain qualifying terminations following a Change in Control (as defined in the Policy), subject to the employee signing a general release of claims. Participants under the Policy include all Vice Presidents and above, including the Company’s current named executive officers (the “Eligible Employees”).

Under the Policy, in the event of an Eligible Employee’s termination (i) by the Company or its successor without Cause or (ii) by the Eligible Employee for Good Reason (as such terms are defined in the Policy) during the period beginning three months prior to the effective date of a Change in Control (as defined in the Policy) and continuing for the 12 months immediately following such Change in Control (the “Change in Control Period”), subject to (i) the Eligible Employee signing a general release of claims (the “Release”), and (ii) the Release becoming effective within 60 days after the date of the Eligible Employee’s termination (the “Date of Termination”), all then unvested and outstanding equity awards (collectively, the “Equity Awards”), shall become fully vested; provided that, any awards subject to performance-based vesting shall vest based on target performance unless otherwise explicitly set forth in the applicable award agreement.

If the Release has not become effective as of such Date of Termination, then acceleration of vesting shall be tolled until the earlier of (x) the effective date of the Release, at which point the Equity Awards will be automatically fully vested, or (y) the date upon which the Release can no longer become fully effective, at which time the unvested portion of the Eligible Employee’s Equity Awards will be forfeited. The forfeiture of such awards shall be delayed until the earlier of (A) the effective date of the Release or (B) the date that the Release can no longer become fully effective.

The foregoing description of the Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Policy, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2026.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
10.1#	Amendment No. 1 to the Palvella Therapeutics, Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 16, 2026).
10.2*#	Form of Notice of Grant of Performance-Based Restricted Stock Unit Award under the Palvella Therapeutics, Inc. 2024 Equity Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palvella Therapeutics, Inc.

By:
Date: August 4, 2026		/s/ Wesley H. Kaupinen
Wesley H. Kaupinen
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Matthew E. Korenberg
Date: August 4, 2026		Matthew E. Korenberg
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)