Form 10-Q
period 2026-09-30
PALVELLA THERAPEUTICS, INC.
filed 2026-11-05
CIK 1583648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Registrant’s common stock outstanding as of November 2, 2026 was 14,618,457.

		Page
PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2026 and 2025	2
	Condensed Consolidated Statements of Changes in Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION		36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	38

SIGNATURES		39

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
•
the potential of, and expectations regarding our programs, including QTORIN rapamycin, QTORIN pitavastatin, and research-stage opportunities, including their expected therapeutic potential and market opportunity;
•
expectations regarding the timing of potential U.S. Food and Drug Administration (“FDA”), regulatory approval of our lead product candidate QTORIN rapamycin and, if approved, its subsequent commercial launch;
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$193,297	$57,982
Short-term investments	43,383	—
Prepaid expenses and other current assets	2,287	1,005
Total current assets	238,967	58,987

Operating lease right-of-use assets, net	435	572
Total assets	$239,402	$59,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,161	$4,595
Derivative liabilities – contingent value right liability	—	2,196
Current portion of operating lease liability	225	202
Current portion of derivative liabilities – royalty agreement	2,550	—
Accrued expenses and other current liabilities	6,992	4,351
Total current liabilities	14,928	11,344

Long-term portion of operating lease liability	260	431
Royalty agreement liability	24,921	17,760
Long-term portion of derivative liabilities – royalty agreement	1,369	2,041
Total liabilities	41,478	31,576

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized; 14,607,244 and 12,380,933 shares issued and outstanding at September 30, 2026 and December 31, 2025	15	12
Additional paid-in capital	395,583	163,338
Accumulated other comprehensive (loss) income	56	83
Accumulated deficit	(197,730)	(135,450)
Total stockholders’ equity	197,924	27,983
Total liabilities and stockholders’ equity	$239,402	$59,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$10,824	$6,528	$32,631	$15,720
General and administrative	11,902	3,649	26,355	11,578
Total operating expenses	22,726	10,177	58,986	27,298
Operating loss	(22,726)	(10,177)	(58,986)	(27,298)
Other (expense) income:
Interest expense – royalty agreement	(2,814)	(1,510)	(7,161)	(4,079)
Fair value adjustments on derivative liabilities – royalty agreement	(1,648)	(82)	(1,878)	(275)
Fair value adjustments on derivative liabilities – contingent value right liability	—	(238)	202	(238)
Interest income, net	2,551	628	5,589	2,070
Other (expense) income, net	(6)	34	(46)	819
Loss before income taxes	(24,643)	(11,345)	(62,280)	(29,001)
Income tax benefit (expense)	—	—	—	—
Net loss	$(24,643)	$(11,345)	$(62,280)	$(29,001)

Other comprehensive loss:
Unrealized loss on investments	(14)	—	(40)	—
Foreign currency translation gain (loss)	(19)	215	13	101
Comprehensive loss	$(24,676)	$(11,130)	$(62,307)	$(28,900)

Net loss per share of Common Stock – basic and diluted	$(1.70)	$(1.03)	$(4.45)	$(2.63)
Weighted-average shares used in computing net loss per share of Common Stock – basic and diluted	14,531,595	11,064,282	13,996,326	11,043,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

Nine Months Ended September 30, 2026

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2025	12,380,933	$12	$163,338	$83	$(135,450)	$27,983
Issuance of common stock, net of expense	1,840,000	2	215,751	—	—	215,753
Stock-based compensation	—	—	3,376	—	—	3,376
Exercise of common stock options for cash, net of expense	92,726	—	956	—	—	956
Foreign currency translation gain	—	—	—	8	—	8
Unrealized gain on investments	—	—	—	4	—	4
Net loss	—	—	—	—	(15,767)	(15,767)
Balance at March 31, 2026	14,313,659	$14	$383,421	$95	$(151,217)	$232,313
Stock-based compensation	—	—	5,155	—	—	5,155
Issuance of 3,250 shares of common stock upon settlement of employee performance stock units and restricted stock units, net of 957 shares withheld for taxes	2,293	—	—	—	—	—
Exercise of common stock options for cash, net of expense	79,753	—	1,280	—	—	1,280
Equity issuance costs	—	—	(5)	—	—	(5)
Foreign currency translation gain	—	—	—	24	—	24
Unrealized gain (loss) on investments	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(21,870)	(21,870)
Balance at June 30, 2026	14,395,705	$14	$389,851	$89	$(173,087)	$216,867
Stock-based compensation	—	—	5,416	—	—	5,416
Issuance of 3,250 shares of common stock upon settlement of employee performance stock units and restricted stock units, net of 938 shares withheld for taxes	2,312	—	—	—	—	—
Exercise of common stock options for cash, net of expense	40,726		452			452
Settlement of performance stock units	—	—	(136)	—	—	(136)
Conversion of prefunded warrants to common stock	168,501	1	—	—	—	1
Foreign currency translation loss	—	—	—	(19)	—	(19)
Unrealized gain (loss) on investments	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(24,643)	(24,643)
Balance at September 30, 2026	14,607,244	$15	$395,583	$56	$(197,730)	$197,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(Unaudited)

(in thousands, except share amounts)

Nine Months Ended September 30, 2025

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	15,617	$—	11,012,105	$11	$156,328	$3	$(93,735)	$62,607
Exercise of common stock options for cash, net of expense	—	—	9,284	—	67	—	—	67
Stock-based compensation	—	—	—	—	1,094	—	—	1,094
Foreign currency translation gain	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(8,185)	(8,185)
Balance at March 31, 2025	15,617	$—	11,021,389	$11	$157,489	$(3)	$(101,920)	$55,577
Exercise of common stock options for cash, net of expense	—	—	38,276	—	349	—	—	349
Stock-based compensation	—	—	—	—	1,433	—	—	1,433
Foreign currency translation gain	—	—	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	—	—	(9,471)	(9,471)
Balance at June 30, 2025	15,617	$—	11,059,665	$11	$159,271	$(111)	$(111,391)	$47,780
Exercise of common stock options for cash, net of expense	—	—	28,664	—	242	—	—	242
Stock-based compensation	—	—	—	—	1,790	—	—	1,790
Foreign currency translation gain	—	—	—	—	—	215	—	215
Net loss	—	—	—	—	—	—	(11,345)	(11,345)
Balance at September 30, 2025	15,617	$—	11,088,329	$11	$161,303	$104	$(122,736)	$38,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(62,280)	$(29,001)
Adjustments to reconcile net loss income to net cash used in operating activities:
Non-cash interest expense – royalty agreement	7,161	4,079
Change in fair value of derivative liabilities – royalty agreement	1,878	275
Change in fair value of derivative liabilities – contingent value right liability	(202)	238
Stock-based compensation	13,947	4,317
Accretion of marketable securities	(524)	—
Non-cash lease operating expense	136	—
Change in operating assets and liabilities:
Accounts receivable	—	358
Prepaid expenses and other current assets	(1,227)	1,142
Accounts payable	496	104
Accrued expenses and other current liabilities	2,626	(1,592)
Payments on operating lease liabilities	(148)	—
Net cash used in operating activities	(38,137)	(20,080)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities	(74,900)	—
Maturities of marketable securities	32,000	—
Net cash used in investing activities	(42,900)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of transaction costs in connection with Reverse Merger	—	(1,269)
Proceeds from issuance of common stock in connection with equity financing	230,000	—
Payment of financing cost in connection with equity financing	(14,247)	—
Payment of contingent value right liability	(1,978)	—
Proceeds from exercise of stock options	2,688	658
Net cash provided by (used in) financing activities	216,463	(611)
Effect of exchange rate change on cash and cash equivalents	(111)	656
Net increase (decrease) in cash and cash equivalents	135,315	(20,035)
Cash and cash equivalents at beginning of period	57,982	83,602
Cash and cash equivalents at end of period	$193,297	$63,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

PALVELLA THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Description of Business, Organization and Liquidity

Business

Palvella Therapeutics, Inc. (the “Company,” or “Palvella”) (previously named Pieris Pharmaceuticals, Inc. (“Pieris”)), a Nevada corporation, is a late clinical-stage biopharmaceutical company committed to serving individuals suffering from serious, rare skin diseases and vascular anomalies without approved therapies. The Company’s lead product candidate, QTORIN 3.9% rapamycin anhydrous gel (“QTORIN rapamycin”), is based on the Company’s patented QTORIN platform. QTORIN rapamycin is in clinical development for microcystic lymphatic malformations (“microcystic LMs”), cutaneous venous malformations (“cutaneous VMs”) and clinically significant angiokeratomas. The Company is conducting IND-enabling development for QTORIN pitavastatin for disseminated superficial actinic porokeratosis (“DSAP”). Since inception, the Company has devoted substantially all of its resources to identifying, researching and conducting preclinical and clinical activities for its product candidates, and developing its platform technology, organizing and staffing the Company, business planning, raising capital and establishing its intellectual property portfolio. The Company’s principal executive offices are located in Wayne, Pennsylvania.

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

Since inception, the Company has incurred net losses and negative cash flows from operations. During the nine months ended September 30, 2026 and 2025, the Company reported a net loss of $62.3 million and $29.0 million, respectively, and net cash used in operating activities of $38.1 million and $20.1 million, respectively. At September 30, 2026, the Company had an accumulated deficit of $197.7 million and cash and cash equivalents and short-term investments of $236.7 million.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. These condensed consolidated statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to fairly present the results of the interim periods. The results of operations and cash flows for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2026 or any other future period.

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

At September 30, 2026 and December 31, 2025, the carrying amounts of financial instruments, which include cash and cash equivalents, accounts payable, and accrued expenses and other liabilities, approximate their fair value due to their short maturities. At September 30, 2026 and December 31, 2025, the fair value of the royalty agreement liability, which is based on Level 3 inputs (including probability-weighted cash flow estimates of the Company’s potential future royalty payments and a weighted-average cost of capital of 15.5% and 18.0%, respectively) is approximately $148.8 million and $61.5 million, respectively. The Company records its investments and derivative liabilities at fair value.

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

Government Grants

The Company recognizes grants from governmental agencies when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. The Company evaluates the conditions of each grant as of each reporting period to evaluate whether the Company has reached reasonable assurance of meeting the conditions of each grant arrangement and that it is expected that the grant will be received as a result of meeting the necessary conditions. Grants are recognized in the condensed consolidated statements of operations on a systematic basis over the periods in which the Company recognizes the related costs for which the government grant is intended to compensate. Specifically, grant income related to research and development costs is recognized as such expenses are incurred. Grant income is recorded as a reduction of research and development costs in the condensed consolidated statements of operations. In September 2024, the Company received a grant award notice from the Department of Health and Human Services in connection with its ongoing Phase 3 clinical trial, SELVA. During the three months ended September 30, 2026 and 2025, the Company recognized $0.5 million and less than $0.1 million, respectively, of grant income as a reduction to research and development costs in the accompanying condensed consolidated statements of operations During the nine months ended September 30, 2026 and 2025, the Company recognized $0.5 million and $0.4 million, respectively, of grant income as a reduction to research and development costs in the accompanying condensed consolidated statements of operations.

Income Taxes

In accordance with ASC 270, Interim Reporting, and ASC 740, Income Taxes, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three and nine months ended September 30, 2026 and 2025, the Company recorded no tax expense or benefit due to the expected current year loss and its historical losses. The Company has not recorded its net deferred tax asset as of either September 30, 2026 or December 31, 2025 because it maintained a full valuation allowance against all deferred tax assets as of these dates as management has determined that it is not more likely than not that the Company will realize these future tax benefits. As of September 30, 2026 and December 31, 2025, the Company had no uncertain tax positions.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net income loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, preferred stock, stock options and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. For the three and nine months ended September 30, 2026 and 2025, basic and diluted net loss per share are the same.

Recently Issued (Not Yet Adopted) Accounting Standards

In November 2024, the Financial Account Standards Board (“FASB”) issued ASU 2024-03, Income Statement-Disaggregation of Income Statement Expenses (DISE), which requires disaggregated disclosure of income statement expenses for public business entities (“PBEs”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the consolidated financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impacts the ASU has on its consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topics 832)-Accounting for Government Grants Received by Business Entities, which provides authoritative guidance for the recognition, measurement and presentation of government grants received by a business entity. The standard is effective for fiscal years beginning after December 15, 2028 and early adoption is permitted. The Company is currently evaluating the potential impact of this standard on its consolidated financial statements.

Note 3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$193,297	$—	$—	$193,297
U.S. Treasury	—	43,383	—	43,383
Total assets measured at fair value	$193,297	$43,383	$—	$236,680

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$3,919	$3,919
Total liabilities measured at fair value	$—	$—	$3,919	$3,919

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Current assets:
Cash and cash equivalents	$57,982	$—	$—	$57,982
Total assets measured at fair value	$57,982	$—	$—	$57,982

Liabilities:
Derivative liabilities – royalty agreement	$—	$—	$2,041	$2,041
Derivative liabilities – contingent value right liability	—	—	2,196	2,196
Total liabilities measured at fair value	$—	$—	$4,237	$4,237

Cash and cash equivalents as of September 30, 2026 and December 31, 2025 includes cash and investments in money market funds. Money market funds, which are cash equivalents, are highly liquid investments and are actively traded. The pricing information on the Company’s money market funds is based on quoted prices in active markets for identical securities. This approach results in a classification of these securities as Level 1 of the fair value hierarchy.

There were no transfers between Levels during the period ended September 30, 2026. The Company uses the services of its investment manager, which uses widely accepted models for assumptions in valuing securities with inputs from major third-party data providers.

The Company classifies all of its investments in fixed maturity debt securities as available-for-sale and, accordingly, are carried at estimated fair value.

The amortized cost, gross unrealized gains and losses, and fair value of investments in fixed maturity securities as of September 30, 2026 are as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$43,423	$367	$(407)	$43,383
Total assets measured at fair value	$43,423	$367	$(407)	$43,383

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

As of September 30, 2026, the Company had seven available-for-sale investment debt securities in an unrealized loss position without an allowance for credit losses. Unrealized losses on governmental debt securities have not been recognized into income because the issuers’ securities are of high credit quality (rated AA+ or higher) and the decline in fair value is largely due to market conditions and or changes in interest rates. Management does not intend to sell and it is likely that management will not be required to sell the securities prior to the anticipated recovery of their amortized cost basis. The issuers continue to make timely payments on the securities. The fair value is expected to recover as the securities approach maturity.

As of September 30, 2026, accrued interest receivable on available-for-sale investment debt securities totaling $0.3 million is excluded from the estimate of credit losses and is included in prepaid expenses and other current assets.

Assumptions Used in Determining Fair Value of Derivative Liabilities

The key assumptions used to determine the fair value of the derivative liabilities – royalty agreement at September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Discount rate	15.5%	18.0%
Probability rate of achieving FDA approval of a product (1)	93.6%	56.6%
Expected term to FDA regulatory approval of a product	0.75 years	1.5 years

(1) Source: Clinical Development Success Rates and Contributing Factors 2011-2020 study of drug approval success from February 2021. The probability assumption used reflects the study’s estimate of the likelihood of approval of a Phase 3 drug that has submitted its NDA to the FDA.

Changes in Level 3 Liabilities Measured at Fair Value on a Recurring Basis

The following table provides a reconciliation of the liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) (in thousands):

Derivative Liabilities – Royalty Agreement

2026
Derivative liabilities - royalty agreement
Balance at January 1	$2,041
Fair value adjustments on derivative liabilities	1,878
Balance at September 30	$3,919

2025
Derivative liabilities - royalty agreement
Balance at January 1	$1,647
Fair value adjustments on derivative liabilities	394
Balance at December 31	$2,041

As of September 30, 2026, $2.6 million of the derivative liabilities – royalty agreement is classified as current and $1.4 million is classified as long-term on the Company’s condensed consolidated balance sheets according to the estimated timing of the occurrence of the potential payments. As of December 31, 2025, the derivative liabilities – royalty agreement was classified entirely as long-term.

Derivative Liabilities – Contingent Value Right Liability

2026
Derivative liabilities - contingent value right liability
Balance at January 1	$2,196
Settlement of contingent value right	(1,994)
Fair value adjustments on derivative liabilities	(202)
Balance at September 30	$—

2025
Derivative liabilities - contingent value right liability
Balance at January 1	$1,978
Fair value adjustments on derivative liabilities	218
Balance at December 31	$2,196

The derivative liabilities – contingent value rights is classified as short term on the Company’s condensed consolidated balance sheets according to the estimated timing of the occurrence of the potential payments.

The Company applies a scenario-based method and weighs them based on the possible likelihood of certain contingencies triggering payments due under the contingent value right (“CVR”) for the liability recognized. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The estimated value of the CVR is based upon available information and certain assumptions, which the Company’s management believes are reasonable under the circumstances. In January 2026, the Company paid out approximately $2.0 million to holders of CVRs in accordance with the CVR Agreement entered into immediately prior to closing of the Merger on December 13, 2024. As of September 30, 2026, the fair value adjustment for the CVR is driven from foreign currency translation. The change in fair value has been recorded in fair value adjustments on derivative liabilities - contingent value right liability on the condensed consolidated statement of operations.

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

The total amount of potential future milestone payments remaining under the arrangement was $5.0 million as of September 30, 2026. The potential future milestone payments represent derivative liabilities with a fair value of $3.9 million as of September 30, 2026, of which $2.6 million and $1.4 million are classified as “current portion of derivative liabilities – royalty agreement” and “long-term portion of derivative liabilities – royalty agreement,” respectively, on the accompanying condensed consolidated balance sheets. The potential future milestone payments represent derivative liabilities with a fair value of $2.0 million as of December 31, 2025, which are classified as “long-term portion of derivative liabilities – royalty agreement” on the accompanying condensed consolidated balance sheets. See Note 3 for fair value measurements.

The Company’s obligation to pay tiered royalties under the Ligand Agreement was determined to be a debt instrument based on the likelihood of repaying the amounts provided to fund the development of QTORIN rapamycin and that the Company has significant continuing involvement in the generation of the cash flows potentially due to Ligand.

This obligation is reflected as royalty agreement liability which is classified as a long-term liability on the accompanying condensed consolidated balance sheets and was $24.9 million and $17.8 million as of September 30, 2026 and December 31, 2025, respectively. Interest expense with respect to the royalty agreement liability is determined using the effective interest method based upon probability-adjusted cash flow estimates of the Company’s potential future royalty payments under the Ligand Agreement, yielding an effective interest rate of 50.2% and 44.9% as of September 30, 2026 and December 31, 2025, respectively. Changes in these estimates impact the amount of interest expense recognized through the accompanying condensed consolidated statements of operations. In the third quarter of 2026, the Company completed the rolling submission of its NDA seeking approval of QTORIN rapamycin for the treatment of microcystic LMs and increased the corresponding probability of successful commercialization. The Company incurred non-cash interest expense of $2.8 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and $7.2 million and $4.1 million for the nine months ended September 30, 2026 and 2025, respectively, all of which is a component of the royalty agreement liability on the accompanying condensed consolidated balance sheets.

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

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Compensation expense	$3,041	$1,915
Research and development expenses	2,216	1,200
Professional fees	392	531
Other	1,343	705
Total accrued expenses and other current liabilities	$6,992	$4,351

Note 6. Stockholders’ Equity

Authorized Capital

Upon closing of the Reverse Merger, pursuant to the terms of the Amendment to the Company’s Amended and Restated Articles of Incorporation with the Nevada Secretary of State, the Company was authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share (“Common Stock”). As of September 30, 2026 and December 31, 2025, 14,607,244 and 12,380,933 shares of Common Stock were issued and outstanding, respectively.

The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”). As of December 31, 2025, BVF has fully converted its shares of Preferred Stock to shares of Common Stock and no shares of Preferred Stock were outstanding as of September 30, 2026.

Common Stock, Preferred Stock, and Pre-Funded Warrants

Each share of Common Stock is entitled to one vote and all shares rank equally as to voting and other matters. Dividends may be declared and paid on the Common Stock from funds legally available therefore, if, as and when determined by the Board of Directors.

The Company has pre-funded warrants outstanding to purchase an aggregate of 1,226,258 and 1,394,761 shares of Common Stock as of September 30, 2026 and December 31, 2025, respectively. In July 2026, the Company issued to Integrated Finance Group 168,501 shares of Common Stock upon the exercise of pre-funded warrants. The pre-funded warrants are exercisable at any time for an exercise price of $0.001, except that the pre-funded warrants cannot be exercised by the holders if, after giving effect thereto, the holders would beneficially own more than 9.99% or 4.99% of the outstanding Common Stock, depending on the investor and subject to certain exceptions. However, any holder may increase or decrease such percentage to any other percentage (not in excess of 19.99%) upon at least 61 days’ prior notice from the holder to the Company. The holders of the pre-funded warrants will not have the right to vote the shares underlying the pre-funded warrants on any matter except to the extent required by Delaware law. These warrants were classified as equity.

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

On June 10, 2026, the Company stockholders approved Amendment No. 1 to the 2024 Plan, which increased the number of shares reserved for issuance under the 2024 Plan by 750,000 shares. Accordingly, the number of shares reserved for issuance under the 2024 Plan is equal to 4,205,433 shares of Common Stock as of September 30, 2026.

As of September 30, 2026, 2,901,020 options, 19,418 restricted stock units (“RSUs”), and 6,500 performance stock units (“PSUs”) were outstanding under the 2024 Plan.

In connection with the Reverse Merger, all of the options outstanding under the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) were adjusted with respect to the number of shares and exercise price to reflect the Exchange Ratio. As of September 30, 2026, 443,898 options were outstanding under the 2019 Plan and no further grants will be made under the 2019 Plan.

For incentive stock options and non-statutory stock options, the option exercise price may not be less than 100% of the estimated fair value on the date of grant. Options granted to employees typically vest over a four-year period but may be granted with different vesting terms. The options expire ten years from the grant date.

The following table summarizes stock option activity for the Company’s equity incentive plans for the nine months ended September 30, 2026:

	Common	Weighted	Weighted
	Shares	Average	Average
	Underlying	Exercise	Remaining
	Stock	Price per	Contractual
	Options	Share	Life (in years)
Outstanding at December 31, 2025	2,917,143	$20.69	8.5
Granted	662,409	98.23
Exercised	(213,205)	12.52
Forfeited / Cancelled	(21,429)	139.99
Outstanding at September 30, 2026	3,344,918	$35.80	8.3

Exercisable at September 30, 2026	1,284,205	$17.48	7.7

The aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2026 was $391.8 million and $174.2 million, respectively.

Total stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,855	$573	$5,057	$1,473
General and administrative	3,561	1,217	8,890	2,844
Total stock-based compensation expense	$5,416	$1,790	$13,947	$4,317

As of September 30, 2026, there was approximately $61.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average service period of 2.60 years.

The weighted average fair value of stock options granted during the nine months ended September 30, 2026 was $67.03 per share which was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected volatility	71.06% - 76.17%
Risk-free interest rate	3.05% - 5.11%
Expected term (years)	5.50 - 6.08
Expected dividend yield	—

Performance Stock Unit and Restricted Stock Unit Activity

The Company grants time-based restricted stock unit (“RSU”) awards and performance-based restricted stock unit (“PSU”) awards to certain employees. RSU awards vest over a four-year period subject to the employee’s continued employment or service with the Company through the vesting date. PSU awards have a performance period of one year and vest depending on the Company’s achievement of predetermined performance goals. For the three and nine months ended September 30, 2026, the Company recorded $0.5 million and $1.3 million of stock compensation expense for PSUs and RSUs, respectively. For the three months ended September 30, 2026, $0.5 million and less than $0.1 million were included in general and administrative expense and research and development expense, respectively, in the statement of operations. For the nine months ended September 30, 2026, $1.3 million and less than $0.1 million were included in general and administrative expense and research and development expense, respectively, in the statement of operations.

As of September 30, 2026, there was approximately $2.8 million and $0.3 million of unrecognized compensation cost related to RSUs and PSUs, respectively, which is expected to be recognized over a remaining weighted-average service period of 3.02 years.

The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	(per share)
Outstanding PSU and RSU Grants at December 31, 2025	-	$-
PSUs Granted	13,000	$119.86
RSUs Granted	19,418	$145.24
PSUs Released (1)	(6,500)	$119.86
PSUs Cancelled	-	$-
RSUs Cancelled	-	$-
Outstanding PSU and RSU Grants at September 30, 2026	25,918	$138.88

(1)Amount includes 6,500 PSU awards (4,605 shares, net of employee tax withholdings, paid in shares) that vested based on the achievement of performance goals during the performance period ended September 30, 2026.

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

Note 9. Segment Information

The Company is comprised of one reportable segment, the Company operations. As of September 30, 2026, the Company operations segment has not generated any product revenue since inception, as it does not yet have approved products for sale. However, the Company operations segment anticipates future revenue generation upon the successful development and commercialization of product candidates either independently or through partnerships.

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

The following table reconciles segment direct profit or loss to the Company’s consolidated results:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development:
QTORIN CMC	$2,879	$2,265	$8,014	$4,554
QTORIN rapamycin for microcystic LM	480	1,103	2,880	3,492
QTORIN rapamycin for angiokeratomas	843	—	2,044	—
QTORIN rapamycin for cutaneous VM	156	827	1,313	1,527
QTORIN rapamycin for microcystic LM - Government grant income	(484)	(53)	(484)	(392)
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	4,444	1,658	11,331	4,481
Consultants	1,050	414	4,484	1,046
Other	1,456	314	3,049	1,012
Total research and development	$10,824	$6,528	$32,631	$15,720
General and administrative:
Salaries and stock-based compensation	$6,614	$2,151	$15,044	$5,348
Consultants	3,360	587	6,053	2,497
Other	1,928	911	5,258	3,733
Total general and administrative	$11,902	$3,649	$26,355	$11,578
Loss from operations	$(22,726)	$(10,177)	$(58,986)	$(27,298)

Note 10. Subsequent Events

Subsequent events have been evaluated through November 5, 2026, which is the date the accompanying condensed consolidated financial statements were issued.

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

Overview

We are a clinical-stage biopharmaceutical company whose vision is to become the leading rare disease biopharmaceutical company focused on developing and, if approved, commercializing novel therapies to treat patients suffering from serious, rare skin diseases and vascular anomalies for which there are no FDA-approved therapies. We envision a future treatment paradigm in which individuals suffering from serious, rare skin diseases and vascular anomalies, and the physicians treating those diseases, have significantly improved treatment options which address the underlying causes of those diseases. We intend to leverage our versatile QTORIN platform to minimize the challenges and timelines typically associated with generating novel topical product candidates that penetrate the deep layers of the skin to locally treat a broad spectrum of rare skin diseases and vascular anomalies. Our lead product candidate, QTORIN 3.9% rapamycin anhydrous gel (“QTORIN rapamycin”), is currently in clinical development for microcystic lymphatic malformations (“microcystic LMs”), cutaneous venous malformations (“cutaneous VMs”), and clinically significant angiokeratomas. QTORIN rapamycin contains the active pharmaceutical ingredient (“API”) rapamycin, also known as sirolimus, which is an inhibitor of mTOR, a kinase that has been known to play a key role in cell growth and proliferation. We introduced a new QTORIN product candidate, QTORIN pitavastatin, for the treatment of disseminated superficial actinic porokeratosis (“DSAP”), which leverages our proprietary QTORIN platform and is designed to be the first pathogenesis-directed therapy for DSAP.

We announced positive topline results for two clinical trials: (i) SELVA, a Phase 3, single-arm, baseline-controlled study evaluating the safety and efficacy of QTORIN rapamycin for the treatment of microcystic LMs in patients 3 years and older and (ii) TOIVA, a Phase 2, single-arm, open-label, baseline-controlled study evaluating the safety and efficacy of QTORIN rapamycin for the treatment of cutaneous VMs in patients 6 years and older. We also have preclinical research programs based on our QTORIN platform for the treatment of serious, rare diseases for which we believe there are significant unmet needs. As we work to expand our pipeline, we plan to generate new product candidates based on our QTORIN platform.

Recent Developments

•
In August 2026, we completed the rolling submission of our NDA seeking approval of QTORIN rapamycin for the treatment of microcystic LMs.
•
In September 2026, we announced the appointment of James R. Treat, M.D. as our Chief Medical Officer, effective December 21, 2026.
•
In October 2026, we presented three poster presentations at the 26th Annual Fall Clinical Dermatology Conference, which highlighted findings from patient, caregiver and clinician interviews conducted as part of the Phase 3 SELVA study evaluating QTORIN rapamycin in microcystic LMs, systemic exposure data from the SELVA maximal-use pharmacokinetic substudy and a real-world claims analysis estimating the U.S. population diagnosed with DSAP.
•
In October 2026, we presented two posters featuring previously reported results from our Phase 3 SELVA and Phase 2 TOIVA clinical studies of QTORIN rapamycin, along with additional new pediatric analyses, at the Pediatric Dermatology Research Alliance (“PeDRA”) Annual Conference.
•
In October 2026, the FDA accepted for filing and granted Priority Review to the NDA for QTORIN rapamycin for the treatment of microcystic LMs. The FDA assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of February 28, 2027. We are preparing for a planned standalone U.S. commercial launch in the first half of 2027, if approved.

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

In May 2026, we presented new microcystic LM data from our Phase 3 SELVA study demonstrating that QTORIN rapamycin produced significant improvements across multiple efficacy measures in patients with microcystic LMs, at the 2026 ISSVA World Congress. 100% of participants (13/13) aged 6–11 years were rated as “Much Improved” (+2)

or “Very Much Improved” (+3) on the Microcystic Lymphatic Malformation Investigator Global Assessment (mLM-IGA) scale at Week 24, with a mean improvement of +2.46 (p<0.001). 87% of participants (20/23) in SELVA with moderate or worse leaking/bleeding at baseline were rated as “Much Improved” (+2) or “Very Much Improved” (+3) on the mLM-IGA Leaking/Bleeding at Week 24, with a mean improvement of +2.48 (p<0.001). 100% of SELVA participants who completed the efficacy evaluation period (43/43) were at least somewhat satisfied with QTORIN rapamycin on the TSQM-9 overall satisfaction item at Week 24, with 84% reporting extremely satisfied, very satisfied, or satisfied. A blinded independent review demonstrated pre-treatment stability during the 8-week run-in period, followed by marked improvement on QTORIN rapamycin, supporting SELVA’s single-arm, baseline-controlled design.

In October 2026, we presented new microcystic LM data from our Phase 3 SELVA study of QTORIN rapamycin in microcystic LMs at the Fall Clinical Dermatology Conference. In the SELVA maximal-use pharmacokinetic substudy (“PK-MuST”), 24 participants aged 6 years and older were evaluated under maximal intended clinical use conditions. Mean systemic rapamycin exposure (“AUC0–24”) was at least 40-fold lower than reported exposure with oral sirolimus, and systemic concentrations remained low and stable over 24 hours. Exposure was consistent across age groups, treated lesion areas, administered doses, and disease severities.

In October 2026, we presented new microcystic LM data from our Phase 3 SELVA study at the 2026 PeDRA Annual Conference. In SELVA, a blinded independent review of standardized photographs showed that QTORIN rapamycin reduced lesion severity on the Microcystic Lymphatic Malformation Multicomponent Static Score (“mLM-MCSS”), a composite of lesion height, leaking/bleeding, and vesicle appearance, in both pediatric age groups (6-11 and 12-17 years) at Week 24. Mean changes from baseline were −5.23 in participants aged 6–11 years (n=13) and −3.96 in participants aged 12–17 years (n=13) (nominal p<0.001 for both).

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

We have received Breakthrough Therapy Designation, Fast Track Designation, and Orphan Drug Designation from the FDA for QTORIN rapamycin for the treatment of microcystic LMs. Orphan Drug Designation has also been granted by the European Medicines Agency. In addition, we have been awarded an FDA Products Clinical Trials Grant for up to $2.6 million supporting the SELVA Phase 3 study and have received $1.6 million to date, including $0.5 million during September 2026.

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

In June 2026, we submitted the first module of our rolling NDA, and in August 2026, we completed the rolling submission. In October 2026, the FDA accepted for filing and granted Priority Review to our NDA. The FDA assigned a PDUFA target action date of February 28, 2027. We are preparing for a planned standalone U.S. commercial launch of QTORIN rapamycin for the treatment of microcystic LMs in the first half of 2027, subject to obtaining FDA approval.

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

In October 2026, we presented a poster featuring previously reported results from our Phase 2 TOIVA clinical study of QTORIN rapamycin at the 2026 PeDRA Annual Conference, highlighting improvements in overall disease severity and reductions in lesion bleeding among pediatric participants with cutaneous VMs.

We expect to commence a Phase 3 pivotal study in the fourth quarter of 2026 following completion of the planned End-of-Phase 2 meeting with FDA and receipt of meeting minutes.

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

In October 2026, we presented a poster presentation at the 26th Annual Fall Clinical Dermatology Conference, featuring an eight-year analysis of U.S. paid claims data that identified an estimated 154,986 diagnosed DSAP patients in the U.S. from 2018–2025, providing the first real-world, claims-based characterization of the diagnosed DSAP population.

We received written feedback from the FDA in the first quarter of 2026 on the proposed design of a Phase 2 study to evaluate QTORIN pitavastatin for the treatment of DSAP. Trial initiation is anticipated in the fourth quarter of 2026.

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

Other (Expense) Income

Our other (expense) income for the three and nine months ended September 30, 2026 and 2025 primarily consists of: (i) non-cash interest (expense) income related to our obligation to make future royalty payments pursuant to the Amended Ligand Agreement, which was determined to be a debt instrument; (ii) fair value adjustments related to our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability; (iii) fair value adjustments related to the CVRs, which met the definition of a derivative; and (iv) interest income, net.

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

We had no provision for income taxes for the three and nine months ended September 30, 2026 and 2025.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

The following sets forth our results of operations (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
Operating expenses:
Research and development	$10,824	$6,528	$4,296	$32,631	$15,720	$16,911
General and administrative	11,902	3,649	8,253	26,355	11,578	14,777
Total operating expenses	22,726	10,177	12,549	58,986	27,298	31,688
Operating loss	(22,726)	(10,177)	(12,549)	(58,986)	(27,298)	(31,688)
Other (expense) income:
Interest expense – royalty agreement	(2,814)	(1,510)	(1,304)	(7,161)	(4,079)	(3,082)
Fair value adjustments on derivative liabilities – royalty agreement	(1,648)	(82)	(1,566)	(1,878)	(275)	(1,603)
Fair value adjustments on derivative liabilities – contingent value right liability	—	(238)	238	202	(238)	440
Interest income, net	2,551	628	1,923	5,589	2,070	3,519
Other income (expense), net	(6)	34	(40)	(46)	819	(865)
Loss before income taxes	(24,643)	(11,345)	(13,298)	(62,280)	(29,001)	(33,279)
Income tax benefit (expense)	—	—	—	—	—	—
Net loss	$(24,643)	$(11,345)	$(13,298)	$(62,280)	$(29,001)	$(33,279)

Research and Development Expenses

The table below summarizes our research and development expenses incurred by development program (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	$ Change	2026	2025	$ Change
QTORIN CMC	$2,879	$2,265	$614	$8,014	$4,554	$3,460
QTORIN rapamycin for microcystic LM	480	1,103	(623)	2,880	3,492	(612)
QTORIN rapamycin for angiokeratomas	843	—	843	2,044	—	2,044
QTORIN rapamycin for cutaneous VM	156	827	(671)	1,313	1,527	(214)
QTORIN rapamycin for microcystic LM - Government grant income	(484)	(53)	(431)	(484)	(392)	(92)
Non-program specific and unallocated research and development expenses:
Salaries and stock-based compensation	4,444	1,658	2,786	11,331	4,481	6,850
Consultants	1,050	414	636	4,484	1,046	3,438
Other	1,456	314	1,142	3,049	1,012	2,037
Total research and development expenses	$10,824	$6,528	$4,296	$32,631	$15,720	$16,911

Research and development expenses for the three months ended September 30, 2026 were $10.8 million, as compared to $6.5 million for the three months ended September 30, 2025. Research and development expenses for the three months ended September 30, 2026 were $32.6 million, as compared to $15.7 million for the three months ended September 30, 2025. The increase in research and development expenses was primarily due to increased spending on clinical, manufacturing and controls (“CMC”) activities, the clinical development of QTORIN rapamycin for the treatment of angiokeratomas, costs associated with completion of the submission of our rolling NDA, and costs resulting from increased headcount and consulting services in 2026.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 were $11.9 million, as compared to $3.6 million for the three months ended September 30, 2025. General and administrative expenses for the nine months ended September 30, 2026 were $26.4 million, as compared to $11.6 million for the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily due to increased headcount in 2026, as well as increased professional services related to operating as a publicly-traded company.

Total Other (Expense) Income

Total other (expense) income, net for the three months ended September 30, 2026 was $1.9 million of expense, as compared to $1.2 million of expense for the three months ended September 30, 2025. Total other (expense) income, net for the nine months ended September 30, 2026 was $3.3 million of expense, as compared to $1.7 million of expense for the nine months ended September 30, 2025. The significant components of other (expense) income are more fully described below.

Interest expense – royalty agreement

During the three months ended September 30, 2026, we recorded interest expense of approximately $2.8 million, as compared to approximately $1.5 million for the three months ended September 30, 2025. During the nine months ended September 30, 2026, we recorded interest expense of approximately $7.2 million, as compared to approximately $4.1 million for the nine months ended September 30, 2025. Interest expense recorded in all periods related to accretion under the effective interest method, including effects of revised probability-adjusted cash-flow estimates.

Fair value adjustments on derivative liabilities – royalty agreement

During the three months ended September 30, 2026, we recorded a non-cash loss on derivative liabilities of approximately $1.6 million, as compared to approximately $0.1 million for the three months ended September 30, 2025. During the nine months ended September 30, 2026, we recorded a non-cash loss on derivative liabilities of approximately $1.9 million, as compared to approximately $0.3 million for the nine months ended September 30, 2025. The non-cash loss recorded in all periods related to the change in fair value of our obligation to make future milestone payments under the Amended Ligand Agreement, which was determined to be a derivative liability.

Fair value adjustments on derivative liabilities – contingent right liability

During the nine months ended September 30, 2026, we recorded non-cash income of approximately $0.2 million related to fair value adjustments related to the CVRs which were issued in 2024 in connection with the Business Combination and determined to be derivative liabilities.

Interest income, net

During the three months ended September 30, 2026, we recorded interest income, net of $2.6 million, as compared to $0.6 million for the three months ended September 30, 2025. During the nine months ended September 30, 2026, we recorded interest income, net of $5.6 million, as compared to $2.1 million for the nine months ended September 30, 2025. The increase during each of the three and nine months ended September 30, 2026, as compared to the corresponding periods in 2025, was primarily due to increases in the average balances held in interest-bearing cash and money market funds.

Net Loss

As a result of the factors discussed above, our net loss applicable to common stockholders for the three months ended September 30, 2026 and 2025 was $24.6 million and $11.3 million, respectively, and our net loss applicable to common stockholders for the nine months ended September 30, 2026 and 2025 was $62.3 million and $29.0 million, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have incurred substantial losses, and have primarily funded our operations with proceeds from the Amended Ligand Agreement and the sale of debt and equity securities, including common stock, convertible preferred stock and convertible notes. During the nine months ended September 30, 2026, we incurred a net loss of $62.3 million and reported net cash used in operating activities of $38.1 million. As of September 30, 2026, we had an accumulated deficit of $197.7 million and cash and cash equivalents and short-term investments of $236.7 million. Our primary use of cash is to fund operating expenses, which consist primarily of research and development expenditures, and, to a lesser extent, general and administrative expenditures.

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

PIPE Financing

Concurrently with the execution of the Merger Agreement on July 23, 2024, Pieris entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors, including BVF Partners, L.P., an existing stockholder of Pieris (the “PIPE Investors”), pursuant to which, among other things, on the Closing Date and immediately following the consummation of the Merger, the PIPE Investors purchased (either for cash or in exchange for the termination and cancellation of outstanding convertible promissory notes issued by Legacy Palvella), and the Company issued and sold to the PIPE Investors, (i) 3,168,048 shares of Common Stock and (ii) Pre-Funded Warrants, exercisable for 2,466,456 shares of Common Stock, at a purchase price of $13.9965 per share or $13.9955 per Pre-Funded Warrant, which represents the per share purchase price of Common Stock less the $0.001 per share exercise price for each Pre-Funded Warrant, for an aggregate purchase price of approximately $78.9 million, consisting of approximately $60.0 million in cash and the conversion of approximately $18.9 million of principal and interest under outstanding convertible notes issued by Legacy Palvella (the “PIPE Financing”). As of September 30, 2026, the Company has pre-funded warrants outstanding to purchase an aggregate of 1,226,258 shares of Common Stock.

Convertible Notes

On June 6, 2024, Legacy Palvella initiated a sequence of convertible notes with certain investors via a Convertible Note Purchase Agreement, pursuant to which the Company issued convertible notes in the aggregate principal amount of approximately $18.4 million (the “Convertible Notes”) between June 2024 and December 2024. Simple interest accrued on the outstanding principal amount of the Convertible Notes at an annual rate of SOFR plus 2.0% per annum. Unless earlier converted, the maturity date of the Convertible Notes was the earliest to occur of (i) the date that Legacy Palvella received approval of an NDA by the FDA of QTORIN rapamycin in the United States, or (ii) June 3, 2027. Upon the closing of the PIPE Financing, the entire outstanding principal amount and unpaid accrued interest on the convertible notes automatically converted into an aggregate of 1,179,163 shares of Common Stock and 168,503 pre-funded warrants, with all such pre-funded warrants converted into Common Stock as of September 30, 2026.

Future Funding Requirements

We have not generated product revenue or achieved profitability since our inception and expect to continue to incur net losses for the foreseeable future. As of September 30, 2026, we had approximately $236.7 million in cash and cash equivalents and short-term investments. Based on our current business plans, we believe that our existing cash and cash equivalents will be sufficient to fund our planned operations for at least the one year period following the date of the filing of this Quarterly Report on Form 10-Q. Moreover, we expect our losses to increase as we continue to advance our product candidates through clinical trials and regulatory submissions. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates and to build our commercial organization in preparation for the launch of our lead product candidate, QTORIN rapamycin for the treatment of microcystic LM, which is currently under review at the FDA, which may not be currently contemplated in our planned operations. Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations and other expenses that we did not incur as a private company. Our primary uses of capital have been, and we expect will continue to be, compensation and related expenses, third-party clinical research, manufacturing and development services, license payments or milestone obligations that may arise, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Based upon our current operating plan, we believe that our cash and cash equivalents and short-term investments on hand as of September 30, 2026 will be sufficient to fund our operating expenses for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. To continue to finance our operations beyond that point, we may need to raise additional capital, the success of which cannot be assured. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect. If we receive regulatory approval for QTORIN rapamycin for the treatment of microcystic LM, cutaneous VMs, clinically significant angiokeratomas, QTORIN pitavastatin for the treatment of disseminated superficial actinic porokeratosis, or any of our future product candidates, we expect to incur significant commercialization expenses related to manufacturing, sales, marketing, and distribution, or from any out-licensing of the product. We are also responsible for up to $5.0 million in milestone payments to Ligand under the Amended Ligand Agreement upon the achievement of certain regulatory milestones by us related to QTORIN rapamycin, which may be triggered prior to the commercialization of any of our product candidates and ability to generate revenue.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(38,137)	$(20,080)
Net cash used in investing activities	(42,900)	—
Net cash provided by (used in) financing activities	216,463	(611)
Effect of exchange rate change on cash and cash equivalents	(111)	656
Net increase (decrease) in cash and cash equivalents	$135,315	$(20,035)

Net cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2026 and 2025 consisted of net loss for the period adjusted for non-cash items and changes in components of operating assets and liabilities. The primary use of cash was to fund our operations related to the development of our product candidates, including general and administrative support, which increased due to greater research and development efforts in 2026, increased costs to operate as a public company, as well as the timing of payments and increase in accounts payable.

Net cash used in investing activities

For the nine months ended September 30, 2026, net cash used in investing activities was $42.9 million, consisting of the purchase and maturities of marketable securities.

Net cash provided by (used in) financing activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $216.5 million, consisting of proceeds from the issuance of common stock in connection with the equity financing in February 2026, the payment to holders of CVRs in accordance with the CVR Agreement entered into immediately prior to closing of the Merger on December 13, 2024, and proceeds from the exercise of stock options.

For the nine months ended September 30, 2025, net cash used in financing activities was $0.6 million, consisting primarily of payments of transaction costs incurred in connection with the Business Combination and proceeds from the exercise of stock options.

Contractual Obligations and Commitments

During the nine months ended September 30, 2026, there were no material changes outside the ordinary course of our business to our contractual obligations and cash requirements, as disclosed in our 2025 Form 10-K.

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

During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies or in the methodology used for estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

a)
Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

b)
Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
Consistent with Item 408 of Regulation S-K, the following table reflects Rule 10b5-1 trading arrangements and non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K) entered into by any director or officer (as defined in Rule 16a-1(f) of the Exchange Act) during the quarter ended September 30, 2026:

Name	Type of Trading Arrangement	Date of Adoption	Expiration Date of Trading Arrangement	Aggregate Number of Securities to Be Purchased or Sold
Jeffrey Martini Chief Scientific Officer	Rule 10b5-1 Trading Plan	July 13, 2026

October 6, 2027 or such earlier date upon completion of all trades under the plan (or expiration of the orders relating to such trades without execution) or the occurrence of such other termination events as specified in the plan.

Sale of up to 50,000 shares of Common Stock

Our officers and directors from time to time may adopt trading plans to transact in our securities for reasons such as satisfying vesting-related income tax requirements, investment diversification, or other personal reasons. On July 13, 2026, Jeffrey Martini, our Chief Scientific Officer, entered into a Rule 10b5-1 trading plan that provides for the potential future sale of a limited portion of his Common Stock, as part of Mr. Martini’s long-term financial planning objectives. The plan was adopted during an open trading window, at a time when Mr. Martini was not in possession of material non-public information and was reviewed and approved in accordance with the Company’s Insider Trading Policy. The plan establishes fixed criteria for potential transactions and removes discretion over the timing of trades.

Other than as disclosed above, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2026.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the Exhibit Index below, which is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description
10.1*#	Palvella Therapeutics, Inc., Change in Control Acceleration Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Palvella Therapeutics, Inc.

By:
Date: November 5, 2026		/s/ Wesley H. Kaupinen
Wesley H. Kaupinen
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ Matthew E. Korenberg
Date: November 5, 2026		Matthew E. Korenberg
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)